Form 10-Q
period 1996-03-31
ULTRAMAR CORP /DE
filed 1996-05-14
CIK 887207

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                              ---------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 1-11154

                              ---------------------

                              ULTRAMAR CORPORATION
             (Exact name of registrant as specified in its charter)


                     Delaware                               13-3663331
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)


    Two Pickwick Plaza, Greenwich, Connecticut                 06830
     (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (203) 622-7000

                              ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X     NO
                                    ---       ---

Common Stock, $.01 Par Value -- 44,498,109 shares as of April 30, 1996


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------



                              ULTRAMAR CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1996

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                             PAGE

     Item 1.  Financial Statements  (Unaudited)

          Consolidated Balance Sheets as of March 31, 1996 and
            December 31, 1995. . . . . . . . . . . . . . . . . . . . .       3

          Consolidated Statements of Income for the Three Month
            Periods Ended March 31, 1996 and 1995. . . . . . . . . . .       4

          Consolidated Statements of Cash Flows for the Three Month
            Periods Ended March 31, 1996 and 1995. . . . . . . . . . .       5

          Notes to Financial Statements. . . . . . . . . . . . . . . .       6



     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations . . .       8



PART II  - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .      14



SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                              ULTRAMAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,  DECEMBER 31,
                                                          1996         1995
                                                          ----         ----
                                                       (Unaudited)    (Note)
                                                            (in thousands)

               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . .   $   128,693  $   126,852
  Accounts and notes receivable, net . . . . . . .       206,496      181,222
  Inventories. . . . . . . . . . . . . . . . . . .       321,055      288,251
  Prepaid expenses and other current assets. . . .        33,435       41,912
  Deferred income taxes. . . . . . . . . . . . . .        11,017       13,421
                                                      ----------   ----------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . .       700,696      651,658

Notes receivable and other assets, net . . . . .          72,720       74,336

Property, plant and equipment, at cost . . . . . .     1,425,277    1,383,665
Less accumulated depreciation and amortization . .      (151,030)    (138,324)
                                                      ----------   ----------
                                                       1,274,247    1,245,341
                                                      ----------   ----------

    TOTAL ASSETS . . . . . . . . . . . . . . . . .    $2,047,663   $1,971,335
                                                      ----------   ----------
                                                      ----------   ----------

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
   long-term debt. . . . . . . . . . . . . . . . .    $      165   $      172
  Accounts payable . . . . . . . . . . . . . . . .       198,467      181,809
  Accrued liabilities. . . . . . . . . . . . . . .        90,668      123,002
  Taxes other than income taxes. . . . . . . . . .       125,277      124,999
  Income taxes payable . . . . . . . . . . . . . .         6,278        1,365
                                                      ----------   ----------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . .       420,855      431,347

Long-term debt, less current portion . . . . . . .       674,784      600,253
Other long-term liabilities. . . . . . . . . . . .       178,980      174,832
Deferred income taxes. . . . . . . . . . . . . . .        63,535       61,548

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.01 per share:
    Authorized - 100,000,000 shares, issued and
      outstanding - 44,473,309 and 44,414,469
      shares, respectively . . . . . . . . . . . .           445          444
  Additional paid-in capital . . . . . . . . . . .       671,108      669,942
  Unamortized restricted stock awards. . . . .               (83)        (102)
  Retained earnings. . . . . . . . . . . . . . . .        91,307       88,722
  Foreign currency translation adjustment. . . . .       (53,268)     (55,651)
                                                      ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . .       709,509      703,355
                                                      ----------   ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . .    $2,047,663   $1,971,335
                                                      ----------   ----------
                                                      ----------   ----------


Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.


                              ULTRAMAR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                          1996         1995
                                                          ----         ----
                                                                    (restated)
                                                         (in thousands, except
                                                            per share data)

REVENUES
  Sales and services . . . . . . . . . . . . . . .      $736,614     $628,867

OPERATING COSTS AND EXPENSES
  Cost of products sold. . . . . . . . . . . . . .       566,833      476,879
  Operating expenses . . . . . . . . . . . . . . .        69,994       75,506
  Selling, general and
    administrative expenses. . . . . . . . . . . .        51,345       48,263
  Depreciation and amortization. . . . . . . . . .        15,802       13,368
                                                        --------     --------
    TOTAL OPERATING COSTS AND EXPENSES . . . . . .       703,974      614,016
                                                        --------     --------

OPERATING INCOME . . . . . . . . . . . . . . . . .        32,640       14,851
Interest income. . . . . . . . . . . . . . . . . .         1,771          676
Interest expense . . . . . . . . . . . . . . . . .       (10,008)     (11,364)
                                                        --------     --------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE. . . . . . . . . . .        24,403        4,163
Provision for income taxes . . . . . . . . . . . .         9,589        1,331
                                                        --------     --------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE. . . . . . . . . . . . . . . .        14,814        2,832
Cumulative effect to December 31,
  1994, of accounting change,
   net of income taxes - Note 2. . . . . . . . . .                     22,024
                                                        --------     --------

NET INCOME . . . . . . . . . . . . . . . . . . . .      $ 14,814     $ 24,856
                                                        --------     --------
                                                        --------     --------
EARNINGS PER SHARE:
Income before cumulative
  effect of accounting change. . . . . . . . . . .          $.33         $.07
Cumulative effect of accounting change . . . . . .                        .57
                                                            ----         ----
NET INCOME . . . . . . . . . . . . . . . . . . . .          $.33         $.64
                                                            ----         ----
                                                            ----         ----
WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
USED IN COMPUTATION. . . . . . . . . . . . . . . .        45,006       38,954
                                                          ------       ------
                                                          ------       ------
DIVIDENDS PER COMMON SHARE . . . . . . . . . . . .         $.275       $ .275
                                                           -----       ------
                                                           -----       ------

See accompanying notes.

                              ULTRAMAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                          1996         1995
                                                          ----         ----
                                                                    (restated)
                                                            (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . .     $  14,814     $ 24,856
Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization . . . . . . . . .        15,802       13,368
   Amortization of debt discount and issuance costs          365          402
   Restricted stock award amortization . . . . . .            19           43
   Provision for losses on receivables . . . . . .           681        2,221
   Undistributed (earnings) losses of investees. .           (10)          66
   Loss on sale of fixed assets. . . . . . . . . .            44          193
   Provision for deferred income taxes . . . . . .         4,233          785
   Cumulative effect of accounting change. . . . .                    (22,024)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts and notes
      receivable . . . . . . . . . . . . . . . . .       (24,962)      35,812
     Increase in inventories . . . . . . . . . . .       (32,028)     (12,558)
     Decrease in prepaid expenses and other
       current assets. . . . . . . . . . . . . . .        10,590        1,365
     (Increase) decrease in notes receivable and
      other assets . . . . . . . . . . . . . . . .        (3,265)       1,842
     Decrease in accounts payable, accrued liabilities
       and taxes other than income taxes . . . . .       (16,689)     (81,842)
     Increase in income taxes payable. . . . . . .         4,880          106
     Increase in other long-term liabilities . . .         1,052        4,278
                                                        --------     --------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . .       (24,474)     (31,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures . . . . . . . . . . . . . . .       (29,447)     (29,611)
Increase in deferred turnaround costs. . . . . . .        (8,312)      (4,602)
Proceeds from sale of property, plant and
 equipment . . . . . . . . . . . . . . . . . . . .           526          271
                                                        --------     --------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . .       (37,233)     (33,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in other long-term debt. . . .        74,480      (48,693)
Proceeds from the issuance of medium term notes. .                    149,229
Proceeds from the issuance of Common Stock   . . .           881          337
Payment of dividends . . . . . . . . . . . . . . .       (12,229)     (10,597)
                                                        --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . .        63,132       90,276

Effect of exchange rate changes on cash. . . . . .           416            9
                                                        --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . .         1,841       25,256
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .       126,852       55,053
                                                        --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . .      $128,693     $ 80,309
                                                        --------     --------
                                                        --------     --------
CASH FLOW INFORMATION:

  Interest paid. . . . . . . . . . . . . . . . . .       $25,899      $20,571
                                                        --------     --------
                                                        --------     --------

  Income taxes paid. . . . . . . . . . . . . . . .          $473         $438
                                                            ----         ----
                                                            ----         ----
See accompanying notes.


                              ULTRAMAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in eastern Canada, which vary significantly during the year, or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds. For further information, see the financial statements and footnotes thereto included in the Ultramar Corporation annual report on Form 10-K for the year ended December 31, 1995.


NOTE 2:  CHANGE IN ACCOUNTING FOR REFINERY MAINTENANCE TURNAROUND COSTS

During the second quarter of 1995, the Company changed its method of accounting for refinery maintenance turnaround costs from an accrual method to a deferral and amortization method to better match revenues and expenses. The results of operations for the first quarter of 1995 have been restated to reflect the change in accounting method as if the change had occurred effective January 1, 1995. The change resulted in a cumulative adjustment through December 31, 1994 of $22,024,000 (after income taxes of $13,400,000) or $.57 per share, which is included in net income for the three month period ended March 31, 1995. The effect of the change on the three month period ended March 31, 1995 was to increase income before cumulative effect of accounting change by approximately $1,700,000 ($.04 per share).


NOTE 3:  INVENTORIES

                                                        MARCH 31,  DECEMBER 31,
                                                          1996         1995
                                                          ----         ----
                                                            (in thousands)
     Inventories consisted of the following:

     Crude oil and other feedstocks                     $158,042     $138,317
     Refined and other finished products                 141,195      128,422
     Materials and supplies                               21,818       21,512
                                                        --------     --------
                                                        $321,055     $288,251
                                                        --------     --------
                                                        --------     --------

Crude oil and refined product inventories are valued at the lower of cost or market (net realizable value). Cost is determined on the last-in, first-out ("LIFO") basis. Materials and supplies are valued at average cost, not in excess of market value. At March 31, 1996 and December 31, 1995, the carrying amount of inventories approximated current replacement cost.

                              ULTRAMAR CORPORATION
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)


NOTE 4:  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including the common stock equivalents of dilutive stock options.


NOTE 5:  INCOME TAXES

The consolidated income tax provisions for the three month periods ended March 31, 1996 and 1995 were determined based upon estimates of the Company's U.S. and Canadian effective income tax rates for the years ending December 31, 1996 and 1995, respectively. The differences between the consolidated effective income tax rates and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.


NOTE 6:  COMMITMENTS AND CONTINGENCIES

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities. Site restoration and environmental remediation and clean-up obligations are accrued either when known or when considered probable and reasonably estimable. Total future environmental costs cannot be reasonably estimated due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of the Company's liability in proportion to other parties and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single year, the Company believes that such costs will not have a material adverse effect on the Company's financial position.

There are various legal proceedings and claims pending against the Company that arise in the ordinary course of business. It is management's opinion, based upon advice of legal counsel, that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's financial position.


NOTE 7:  NONRECURRING ITEMS

During March 1995, the Company experienced a storage tank fire at its Wilmington refinery. The Company accrued the estimated cost to repair the damage caused by the fire and recognized anticipated insurance recoveries, resulting in a net charge of $3,000,000 during the first quarter of 1995. The actual cost of repairs to the storage tank and other related costs incurred during 1995 exceeded related insurance proceeds by $2,600,000.


NOTE 8:  SUBSEQUENT EVENTS

On April 25, 1996, the Company declared a dividend of $.275 per common share payable on June 15, 1996 to holders of record on May 15, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

The Company's operating results are affected by Company-specific factors, primarily its refinery utilization rates and refinery maintenance turnarounds; seasonal factors, such as the demand for petroleum products and working capital requirements for eastern Canada, both of which vary significantly during the year; and industry factors, such as movements in and the general level of crude oil prices, the demand for and prices of refined products and industry supply capacity. The effect of crude oil price changes on the Company's operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes. As a result, the Company's earnings have been volatile in the past and may be volatile in the future.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Financial and operating data by geographic area for the three month periods ended March 31, 1996 and 1995 are as follows:

FINANCIAL DATA:


                                                                    THREE MONTHS ENDED MARCH 31,
                                       -------------------------------------------------------------------------------------
                                                           1996                                         1995
                                       -----------------------------------------     ---------------------------------------
                                       UNITED STATES      CANADA         TOTAL       UNITED STATES     CANADA          TOTAL
                                                                                                    (restated)(1)
                                                                           (in thousands)

Revenues . . . . . . . . . . . . . . .    $327,918       $408,696       $736,614       $278,939       $349,928       $628,867
Cost of products sold. . . . . . . . .     276,891        289,942        566,833        233,248        243,631        476,879
Operating expenses . . . . . . . . . .      36,343         33,651         69,994         42,899         32,607         75,506
Selling, general and
  administrative expenses. . . . . . .       9,958         41,387         51,345          6,170         42,093         48,263
Depreciation and amortization. . . . .       9,483          6,319         15,802          7,502          5,866         13,368
                                          --------       --------       --------       --------       --------       --------
    Operating (loss) income. . . . . .      (4,757)        37,397         32,640        (10,880)        25,731         14,851
Interest expense, net. . . . . . . . .       3,175          5,062          8,237          3,452          7,236         10,688
                                          --------       --------       --------       --------       --------       --------
    (Loss) income before income
      taxes and cumulative effects
      of accounting change . . . . . .    $ (7,932)      $ 32,335         24,403       $(14,332)      $ 18,495          4,163
                                          --------       --------                      --------       --------
                                          --------       --------                      --------       --------
Provision for income taxes . . . . . .                                     9,589                                        1,331
                                                                         -------                                      -------
    Income before cumulative
      effect of accounting
      change . . . . . . . . . . . . .                                    14,814                                        2,832
Cumulative effect to December
  31, 1994 of accounting change,
  net of income taxes. . . . . . . . .                                                                                 22,024
                                                                         -------                                      -------
      Net income . . . . . . . . . . .                                   $14,814                                      $24,856
                                                                         -------                                      -------
                                                                         -------                                      -------


(1) The results of operations for the first quarter of 1995 have been restated to reflect a change in the accounting for refinery maintenance turnaround costs from an accrual method to a deferral and amortization method that was adopted in the second quarter of 1995. The effect of the change on the results for the first quarter was to increase income before cumulative effect of accounting change by approximately $1.7 million. The change also resulted in a cumulative adjustment through December 31, 1994 of $22.0 million (after income taxes) which is included in net income for the first quarter of 1995.

OPERATING DATA:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                          1996         1995
                                                          ----         ----

UNITED STATES

   Wilmington Refinery
      Throughput (BPD) . . . . . . . . . . . . . .        81,500       73,200
      Margin (dollars per barrel). . . . . . . . .          3.63         3.25

   Retail Marketing
      Sales volume (BPD) . . . . . . . . . . . . .        34,700       32,300
      Overall margin (cents per gallon)  (1) . . .           8.4         13.0

   Retail Marketing - Company-operated Only
      Sales volume (BPD) . . . . . . . . . . . . .        17,800       17,100
      Fuel margin (cents per gallon)  (2). . . . .           9.9         14.2
      Overall margin (cents per gallon). . . . . .          15.5         19.6
      Average number of retail outlets . . . . . .           149          145

EASTERN CANADA

   Quebec Refinery
      Throughput (BPD) . . . . . . . . . . . . . .       144,400      145,300
      Margin (dollars per barrel)  (3) . . . . . .          3.87         2.03

   Retail Marketing
      Sales volume (BPD) . . . . . . . . . . . . .        63,500       61,600
      Overall margin (cents per gallon)  (3) . . .          24.1         27.1

(1) Overall retail marketing margin includes sales of petroleum products through company and dealer-operated outlets, dealer-owned outlets and truckstops and convenience store items at company-operated outlets.

(3) Fuel margin at company-operated retail outlets includes sales of petroleum products only (excluding convenience store items).

(3) Effective January 1, 1996, the Company modified its policy for pricing refined products transferred from its Canadian refining operations to its Canadian marketing operations to more closely reflect the spot market prices for such refined products. To facilitate the comparison to the operating data for the first quarter of 1996, the amounts reported for the first quarter of 1995 have been adjusted to reflect the pricing policy change as if it had occurred as of January 1, 1995. The refining margin and marketing margin originally reported for the three month period ended March 31, 1995 were $3.42 per barrel and 22.3 cents per gallon, respectively.


GENERAL

Net income for the quarter ended March 31, 1996 totaled $14.8 million as compared to income before cumulative effect of accounting change for the quarter ended March 31, 1995 of $2.8 million. In the United States, the Company incurred a pre-tax loss of $7.9 million for the first quarter of 1996 as compared to a pre-tax loss of $14.3 million for the first quarter of 1995. Operating results in the United States improved over the corresponding quarter of 1995 as both refinery throughput and margin increased. In eastern Canada, pre-tax income of $32.3 million was $13.8 million higher than that of the first quarter of 1995, as operating results benefited from strong refining margin.



UNITED STATES OPERATIONS

U.S. revenues of $327.9 million for the first quarter of 1996 were $49.0 million or 17.6% higher than for the first quarter of 1995, as average product prices and overall product sales volume (135,800 BPD) during the first quarter of 1996 increased by 6.5% and 9.1%, respectively, as compared to the first quarter of 1995.

The cost of products sold during the first quarter of 1996 increased, as a percentage of revenues, to 84.4% from 83.6% during the first quarter of 1995, reflecting a sharp, industry-wide increase in crude oil costs during the first quarter of 1996. Refinery operating expenses, before depreciation, of $23.3 million (or $3.14 per barrel of throughput) were $1.1 million or 4.3% lower than in the first quarter of 1995. First quarter 1995 refinery operating expenses were negatively impacted by the accrual of $3.0 million (net of estimated insurance recovery) for damage caused by a March 1995 storage tank fire. Selling, general and administrative expenses during the first quarter of 1996 were $3.8 million above those of the corresponding quarter of 1995 as expenses during the first quarter of 1995 were reduced by the favorable settlement of a previously accrued pre-acquisition contingency. Interest expense, net of interest income, totaled $3.2 million for the first quarter of 1996 and was comparable to interest for the first quarter of 1995.

During the first quarter of 1996, refining margin was $3.63 per barrel of throughput or 11.7% higher than in 1995 and refinery throughput was 81,500 BPD or 11.3% higher than in 1995. Refining margin during the first quarter of 1995 was adversely affected by a more severe deterioration in the price differential between heavy and light crude oils and, to a lesser extent, the introduction of reformulated gasoline. Refinery throughput during the first quarter of 1995 was also adversely affected by the unplanned downtime of several processing units and the impact on production of exceptionally heavy rains during the quarter.

Retail marketing margin of 8.4 cents per gallon during the first quarter of 1996 was 4.6 cents or 35.4% lower than the first quarter of 1995. Retail marketing margin decreased as the previously mentioned increase in crude oil costs flowed through to the wholesale market but was not passed on at the retail level due to competitive pressures. Overall retail sales volume averaged 34,700 BPD during the first quarter of 1996 and was 7.4% higher than in the first quarter of 1995, principally as a result of the marketing growth program initiated in the fourth quarter of 1995. Company-operated retail sites averaged 17,800 BPD or 4.1% more than in the corresponding period in 1995. Fuel margin and overall margin for the company-operated retail network averaged 9.9 cents and 15.5 cents per gallon, respectively, and were 30.3% and 20.9% below such margins for the corresponding quarter of 1995 due to the previously mentioned increase in crude oil costs.

During the first quarter of 1996, company-operated convenience store sales totaled $13.2 million with gross margin at 28.7%. Company-operated convenience store sales during the first quarter of 1995 totaled $12.4 million with gross margin at 27.8%. The profit contribution from convenience store sales offset 50.6% of the direct operating expenses of company-operated retail outlets during the first quarter of 1996. Net operating costs at company-operated retail outlets averaged 6.4CENTS per gallon during the first quarter of 1996 compared to 6.1CENTS per gallon in the corresponding period of 1995.

EASTERN CANADA OPERATIONS

Revenues in eastern Canada of $408.7 million for the first quarter of 1996 increased 16.8% over the corresponding quarter of 1995 as average product prices and overall product sales volume (156,600 BPD) during the first quarter of 1996 increased 6.2% and 8.3%, respectively, as compared to the corresponding period of 1995.

The cost of products sold during the first quarter of 1996, as a percentage of revenues, increased to 70.9% from 69.6% in the first quarter of 1995 as a result of the sharp increase in crude oil costs noted in the discussion of the Company's U.S. operations. Refinery operating expenses, before depreciation, of $12.4 million for the first quarter of 1996 were $1.4 million or 12.8% higher than in 1995 principally due to two minor storage tank maintenance projects completed during the quarter. Selling, general and administrative expenses of $41.4 million during the first quarter of 1996 were slightly lower than during the first quarter of 1995. Net interest expense for the first quarter of 1996 of $5.1 million was $2.1 million lower than in the first quarter of 1995 as strong positive cash flow in Canada eliminated the need for short-term borrowings during the quarter.

During the first quarter of 1996, refining margin was $3.87 per barrel of throughput, as compared to $2.03 per barrel of throughput during the first quarter of 1995. The improvement in refining margin is attributable to several factors including the processing of lower cost, acidic Heidrun crude oil and increased demand as a result of the much colder winter weather experienced in the first quarter of 1996. Refinery throughput during the first quarter of 1996 of 144,400 BPD decreased only marginally as compared to 1995, despite an interruption in the supply of crude oil to the refinery caused by the mechanical problems of a spot-chartered crude oil tanker during the first quarter of 1996. Refinery operating cost per barrel of throughput increased by 10CENTS to 94CENTS during the first quarter of 1996 as a result of the increased maintenance costs and lower throughput previously mentioned.

Retail marketing margin during the first quarter of 1996 averaged 24.1CENTS per gallon, a decrease of 3CENTS per gallon or 11.1% from the corresponding quarter in 1995 as strong heating oil sales and margin were more than offset by lower motorist margin. The decrease in motorist margin was due, in part, to the sharp rise in crude oil prices. Retail marketing volume during the first quarter of 1996 was 63,500 BPD or 3.1% higher than in the first quarter of 1995 principally as a result of an increase in heating oil sales.


OUTLOOK

The Company's earnings depend largely on refining margin and retail marketing margin. The petroleum refining and marketing industry has been, and continues to be, volatile and highly competitive. The cost of crude oil purchased by the Company and the price of refined products sold by the Company have fluctuated widely. As a result of the historic volatility of refining and marketing margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels.

During the first quarter of 1996, crude oil prices increased sharply while product prices lagged behind, resulting in compressed profit margin. During April and early May, however, profit margin on the West Coast and in eastern Canada benefited as product prices rose while crude oil prices began to abate. Early second quarter margins in California have also benefitted from the Wilmington refinery's new high-pressure gasoil hydrotreater that became operational in late March and the refinery's ability to produce commercial quantities of California Air Resource Board specification gasoline. Refining margin in eastern Canada also continued to benefit from the processing of lower cost Heidrun crude oil.

CAPITAL EXPENDITURES

The refining and marketing of petroleum products is a capital intensive business. The capital requirements of the Company's operations consist primarily of (i) non-discretionary expenditures, such as those required to maintain reliability and safety and to address environmental regulations; and
(ii) discretionary opportunity expenditures, such as those being currently made to enhance its retail marketing facilities consistent with its strategy to improve productivity.

During the first quarter of 1996, capital expenditures totaled $37.8 million, of which $14.1 million related to the construction of the high-pressure gasoil hydrotreater at the Wilmington refinery. The gasoil hydrotreater is designed to increase the Wilmington refinery's ability to upgrade unfinished product into finished product and increase runs of heavy, sour crude oil and allow the processing of less-expensive feedstocks. The Company intends to spend an additional $3.2 million through 1996 to complete the gasoil hydrotreater project, for a total of $196.1 million. Capital expenditures during the first quarter of 1996 also included $3.0 million for modifications to the Quebec refinery to enhance its ability to run Heidrun and other highly acidic crude oils.

The Company is continually investigating strategic acquisitions and other business opportunities that will complement its current business activities.

The Company expects to fund its capital expenditures over the next several years from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under its bank credit facilities and its commercial paper and medium-term note program discussed below. In addition, depending upon its future needs and the cost and availability of various financing alternatives, the Company may from time to time seek additional debt or equity financing in the public or private markets.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had a cash position of $128.7 million. The Company has $50 million of availability under a debt shelf registration previously filed with the Securities and Exchange Commission. In addition, the Company has committed, unsecured bank facilities which provide a maximum of $200 million and Cdn. $200 million of available credit to its subsidiaries, Ultramar Inc. and Canadian Ultramar Limited, respectively, and a $100 million commercial paper program supported by the unsecured bank facility of Ultramar Inc. The Company's bank facilities require the maintenance of certain financial ratios and contain covenants that must be complied with before its subsidiaries can pay cash dividends and make loans to the Company. The Company believes these covenants will not have a significant impact on the Company's liquidity or its ability to pay dividends. At March 31, 1996, the Company had approximately $272.3 million of remaining borrowing capacity under the bank facilities and commercial paper program. In addition to its committed bank facilities, the Company presently has approximately $268.0 million of borrowing capacity under uncommitted, unsecured short-term lines of credit with fourteen financial institutions.

The Company intends to file a shelf registration statement with the Securities and Exchange Commission in 1996 covering the issuance, from time to time, of up to an additional $250 million of debt and/or equity securities. The net proceeds from any offering under the existing shelf registration or the 1996 shelf registration would add to the Company's working capital and would also be available for general corporate purposes.

The Company believes its current sources of funds will be sufficient to satisfy its capital expenditure, working capital, debt service and dividend requirements for at least the next twelve months.

On April 25, 1996, the Company declared a dividend of $.275 per common share payable on June 15, 1996 to holders of record on May 15, 1996

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1996

During the three months ended March 31, 1996, the Company's cash position increased $1.8 million to $128.7 million. Net cash provided by operating activities, before changes in non-cash operating assets and liabilities, was $35.9 million. Net cash used in operating activities (after changes in non-cash operating assets and liabilities) totaled $24.5 million.

Net cash used in investing activities during the three month period ended March 31, 1996 totaled $37.2 million, representing capital expenditures and capitalized refinery maintenance turnaround costs, net of the proceeds from asset disposals.

Net cash provided by financing activities during the three month period ended March 31, 1996, totaled $63.1 million, consisting of borrowings under the Company's commercial paper program ($74.5 million) and the issuance of Common Stock upon the exercise of employee stock options ($0.9 million), partially offset by the payment of dividends ($12.2 million).

SEASONALITY

In eastern Canada, demand for petroleum products varies significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for heating oils during the winter months results in the Company's Canadian operations having significantly higher accounts receivable and inventory levels during the first and last quarters of each year. The Company's operations in California are less affected by seasonal fluctuations in demand than its operations in eastern Canada. The working capital requirements of the California operations are limited due to lower inventory requirements and show little fluctuation throughout the year.


EXCHANGE RATES

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the inception of the Company in 1992. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at March 31, 1996 by $53.3 million. However, during the quarter ended March 31, 1996, the exchange rate improved marginally over the rate at December 31, 1995, resulting in an increase in the Company's equity of $2.4 million during the quarter.

With the exception of its crude oil costs, which are U.S. dollar denominated, fluctuations in the Canadian dollar exchange rate will affect the U.S. dollar amount of revenues and related costs and expenses reported by the Canadian operation. The potential impact on refining margin of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by the Company's pricing policies in Canada, which generally pass on any change in the cost of crude oil. Marketing margin, on the other hand, has been adversely affected by exchange rate fluctuations as competitive pressures have, from time to time, limited the Company's ability to promptly pass through the increased costs to the ultimate consumer.

During April 1996, the Canadian dollar strengthened slightly against the U.S. dollar. The Company expects the exchange rate to continue to fluctuate during 1996 and thus cannot reasonably predict its future movement or the resulting impact on the Company's equity or results of operations.

The Company has considered various strategies to manage currency risk and it hedges the Canadian currency risk when such hedging is considered economically appropriate.

PART II. OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

     11   -    Statement re: Computation of Earnings Per Share



(b) REPORTS ON FORM 8-K

            None



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ULTRAMAR CORPORATION
 (REGISTRANT)



BY:  /S/ H. PETE SMITH
     ----------------------------
     H. PETE SMITH
     SENIOR VICE PRESIDENT
     AND CHIEF FINANCIAL OFFICER,
     MAY 14, 1996

EXHIBIT 11 - STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------
                                                          1996         1995
                                                          ----         ----
                                                         (in thousands, except
                                                            per share data)

Primary:

Average shares outstanding . . . . . . . . . . . .        44,449       38,525

Net effect of dilutive stock  options - based on the
  treasury stock method using average market price           557          429
                                                         -------      -------

  Total. . . . . . . . . . . . . . . . . . . . . .        45,006       38,954
                                                         -------      -------
                                                         -------      -------

Income before cumulative effect of accounting change     $14,814     $  2,832
Cumulative effect of accounting change . . . . . .                     22,024
                                                         -------      -------
Net income . . . . . . . . . . . . . . . . . . . .       $14,814      $24,856
                                                         -------      -------
                                                         -------      -------
Earnings per share:
  Income before cumulative effect of accounting change      $.33         $.07
  Cumulative effect of accounting change . . . . .                        .57
                                                            ----         ----
  Net income . . . . . . . . . . . . . . . . . . .          $.33         $.64
                                                            ----         ----
                                                            ----         ----


Fully Diluted:

Average shares outstanding . . . . . . . . . . . .        44,449       38,525

Net effect of dilutive stock options - based on the
  treasury stock method using the period-end market
  price, if higher than average market price . . .           617          501
                                                         -------      -------

  Total. . . . . . . . . . . . . . . . . . . . . .        45,066       39,026
                                                         -------      -------
                                                         -------      -------

Income before cumulative effect of accounting change     $14,814      $ 2,832
Cumulative effect of accounting change . . . . . .                     22,024
                                                         -------      -------
Net income . . . . . . . . . . . . . . . . . . . .       $14,814      $24,856
                                                         -------      -------
                                                         -------      -------
Earnings per share:
  Income before cumulative effect of accounting change      $.33         $.07
  Cumulative effect of accounting change . . . . .                        .57
                                                            ----         ----
  Net income . . . . . . . . . . . . . . . . . . .          $.33         $.64
                                                            ----         ----
                                                            ----         ----