Form 10-Q
period 1996-06-30
ULTRAMAR CORP /DE
filed 1996-08-13
CIK 887207

- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 1-11154

                  --------------------------------------------


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

                  --------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|     No |_|


Common Stock, $.01 Par Value -- 44,594,612 shares as of August 9, 1996

- --------------------------------------------------------------------------------

                              ULTRAMAR CORPORATION
                                   FORM 10-Q
                                 June 30, 1996
                               TABLE OF CONTENTS



PART I  -      FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----
   Item 1.   Financial Statements  (Unaudited)

      Consolidated Balance Sheets as of June 30, 1996 and
        December 31, 1995..............................................    3

      Consolidated Statements of Income for the Three and Six Month
        Periods Ended June 30, 1996 and 1995...........................    4

      Consolidated Statements of Cash Flows for the Six Month
        Periods Ended June 30, 1996 and 1995...........................    5

      Notes to Financial Statements....................................    6



   Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations....    9



PART II  - OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K..........................   18



SIGNATURE..............................................................   19

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

                              ULTRAMAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   1996            1995
                                                                -----------    -----------
                                                                (Unaudited)       (Note)
                                                                       (in thousands)
                                    Assets

Current assets:
  Cash and cash equivalents .................................   $   265,322    $   126,852
  Accounts and notes receivable, net ........................       200,207        181,222
  Inventories ...............................................       237,126        288,251
  Prepaid expenses and other current assets .................        32,415         41,912
  Deferred income taxes .....................................        10,175         13,421
                                                                -----------    -----------
    Total current assets ....................................       745,245        651,658

Notes receivable and other assets, net ......................        76,352         74,336

Property, plant and equipment, at cost ......................     1,449,694      1,383,665
Less accumulated depreciation and amortization ..............      (163,702)      (138,324)
                                                                -----------    -----------
                                                                  1,285,992      1,245,341
                                                                -----------    -----------

    Total assets ............................................   $ 2,107,589    $ 1,971,335
                                                                ===========    ===========


          Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current portion of long-term debt .......   $       157    $       172
  Accounts payable ..........................................       201,429        181,809
  Accrued liabilities .......................................       101,310        123,002
  Taxes other than income taxes .............................       145,093        124,999
  Income taxes payable ......................................        11,511          1,365
  Deferred income taxes .....................................         4,229
                                                                -----------    -----------
    Total current liabilities ...............................       463,729        431,347

Long-term debt, less current portion ........................       668,529        600,253
Other long-term liabilities .................................       177,952        174,832
Deferred income taxes .......................................        71,571         61,548

Stockholders' equity:
  Common Stock, par value $.01 per share:
    Authorized - 100,000,000 shares, issued and outstanding -
      44,591,412 and 44,414,469 shares, respectively ........           445            444
  Additional paid-in capital ................................       673,380        669,942
  Unamortized restricted stock awards .......................          (219)          (102)
  Retained earnings .........................................       107,462         88,722
  Foreign currency translation adjustment ...................       (55,260)       (55,651)
                                                                -----------    -----------
    Total stockholders' equity ..............................       725,808        703,355
                                                                -----------    -----------

    Total liabilities and stockholders' equity ..............   $ 2,107,589    $ 1,971,335
                                                                ===========    ===========


Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

                                                     ULTRAMAR CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)

                                                              Three Months Ended June 30,             Six Months Ended June 30,
                                                               1996                1995                1996                1995
                                                           ------------        ------------        ------------        ------------
                                                                                  (in thousands, except per share data)
Revenues
  Sales and services ...............................       $    877,316        $    699,604        $  1,613,930        $  1,328,471

Operating costs and expenses
  Cost of products sold ............................            675,085             548,040           1,241,918           1,024,919
  Operating expenses ...............................             75,022              73,306             145,016             148,812
  Selling, general and
    administrative expenses ........................             48,955              47,408             100,302              95,671
  Depreciation and amortization ....................             18,763              14,084              34,565              27,452
                                                           ------------        ------------        ------------        ------------
    Total operating costs and
          expenses .................................            817,825             682,838           1,521,801           1,296,854
                                                           ------------        ------------        ------------        ------------

Operating income ...................................             59,491              16,766              92,129              31,617
Interest income ....................................              2,727               1,384               4,498               2,059
Interest expense ...................................            (14,835)            (11,956)            (24,843)            (23,319)
                                                           ------------        ------------        ------------        ------------

Income before income taxes and
  cumulative effect of accounting
  change ...........................................             47,383               6,194              71,784              10,357
Provision for income taxes .........................             18,981               2,810              28,570               4,141
                                                           ------------        ------------        ------------        ------------

Income before cumulative effect
  of accounting change .............................             28,402               3,384              43,214               6,216

Cumulative effect to December 31,
  1994 of accounting change,
   net of income taxes - Note 2 ....................                                                                         22,024
                                                           ------------        ------------        ------------        ------------

Net income .........................................       $     28,402        $      3,384        $     43,214        $     28,240
                                                           ============        ============        ============        ============

Earnings per share:
Income before cumulative
   effect of accounting change .....................       $        .63        $        .09        $        .96        $        .16
Cumulative effect of accounting change .............                                                                            .56
                                                           ------------        ------------        ------------        ------------
Net income .........................................       $        .63        $        .09        $        .96        $        .72
                                                           ============        ============        ============        ============

    Weighted average number of common
      and common equivalent shares used in
     computation ...................................         45,272,326          39,083,070          45,139,169          39,018,857

    Dividends per common share .....................       $       .275        $       .275        $        .55        $        .55
                                                           ============        ============        ============        ============


     See accompanying notes.

                              ULTRAMAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Six Months Ended June 30,
                                                                       1996                1995
                                                                     ---------           ---------
                                                                            (in thousands)
Cash Flows from Operating Activities
Net income .......................................................   $  43,214           $  28,240
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization ................................      34,565              27,452
    Amortization of debt discount and issuance costs .............         742                 815
    Restricted stock award amortization ..........................          45                  90
    Provision for losses on receivables ..........................       1,204               1,841
    Undistributed earnings of investees ..........................        (120)                (34)
    Loss (gain) on sale of fixed assets ..........................         703                (382)
    Provision for deferred income taxes ..........................      17,459               3,337
    Cumulative effect of accounting change .......................                         (22,024)
          Changes in operating assets and liabilities:
      (Increase) decrease in accounts and notes receivable .......     (16,073)             32,290
      Decrease in inventories ....................................      51,568               3,749
      Decrease in prepaid expenses and other
        current assets ...........................................       9,174               1,899
      (Increase) decrease in notes receivable and other assets ...      (2,422)              4,976
      Increase (decrease) in accounts payable, accrued liabilities
        and taxes other than income taxes ........................      15,290             (47,100)
      Increase (decrease) in income taxes payable ................      10,128                (790)
      Increase (decrease) in other long-term liabilities .........         168              (6,247)
                                                                     ---------           ---------
Net cash provided by operating activities ........................     165,645              28,112

Cash Flows from Investing Activities
Capital expenditures .............................................     (53,977)            (75,526)
Increase in deferred refinery maintenance turnaround costs .......      (9,010)
Acquisition of marketing operations ..............................     (13,995)
Proceeds from sale of property, plant and equipment ..............       2,837               2,497
                                                                     ---------           ---------
Net cash used in investing activities ............................     (74,145)            (73,029)

Cash Flows from Financing Activities
Proceeds from the issuance medium term notes .....................                         149,229
Increase (decrease) in other long-term debt ......................      68,171             (82,665)
Proceeds from the issuance of Common Stock .......................       2,974                 787
Payment of dividends .............................................     (24,474)            (21,203)
                                                                     ---------           ---------
Net cash provided by financing activities ........................      46,671              46,148

Effect of exchange rate changes on cash ..........................         299                 623
                                                                     ---------           ---------

Net Increase in Cash and Cash Equivalents ........................     138,470               1,854
Cash and Cash Equivalents at Beginning of Period .................     126,852              55,053
                                                                     ---------           ---------

Cash and Cash Equivalents at End of Period .......................   $ 265,322           $  56,907
                                                                     =========           =========

Cash flow information:

  Interest paid ..................................................   $  13,941           $  20,846
                                                                     =========           =========

  Income taxes paid ..............................................   $     957           $     796
                                                                     =========           =========


     See accompanying notes.

                              ULTRAMAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1: Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in Eastern Canada, both of which vary significantly during the year, or industry factors that may be specific to a particular period, such as movements in, and the general level of, crude oil prices, the demand for and prices of refined products, industry supply capacity and refinery maintenance turnarounds. For further information, see the financial statements and notes thereto included in the Ultramar Corporation annual report on Form 10-K for the year ended December 31, 1995.


NOTE 2: Change in Accounting for Refinery Maintenance Turnaround Costs

During the second quarter of 1995, the Company changed its method of accounting for refinery maintenance turnaround costs from an accrual method to a deferral and amortization method to better match revenues and expenses. The change resulted in a cumulative adjustment through December 31, 1994 of $22.0 million (after income taxes of $13.4 million) or $.56 per share, which is included in net income for the six month period ended June 30, 1995. The effect of the change on the three month period ended June 30, 1995 was to increase net income by approximately $1.0 million ($.03 per share). The effect of the change on the six month period ended June 30, 1995 was to increase income before cumulative effect of accounting change by approximately $2.7 million ($.07 per share) and net income by $24.7 million ($.63 per share).


NOTE 3: Inventories
                                                         June 30,   December 31,
                                                           1996          1995
                                                         --------       --------
                                                              (in thousands)
Inventories consisted of the following:

Crude oil and other feedstocks ...................       $125,709       $138,317
Refined and other finished products ..............         88,634        128,422
Materials and supplies ...........................         22,783         21,512
                                                         --------       --------
                                                         $237,126       $288,251
                                                         ========       ========

                              ULTRAMAR CORPORATION
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)


Crude oil and refined product inventories are valued at the lower of cost or market (net realizable value). Cost is determined on the last-in, first-out ("LIFO") basis. Materials and supplies are valued at average cost, not in excess of market value. At June 30, 1996 the replacement cost of inventories was $25.1 million higher than the LIFO cost. At December 31, 1995, the replacement cost of inventories approximated the LIFO cost.


NOTE 4: Net Income per Common and Common Equivalent Share

Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including the common stock equivalents of dilutive stock options.


NOTE 5: Income Taxes

The consolidated income tax provisions for the three and six month periods ended June 30, 1996 and 1995 were determined based upon estimates of the Company's U.S. and Canadian effective income tax rates for the years ending December 31, 1996 and 1995, respectively. The differences between the consolidated effective income tax rates and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations.


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

During the quarter ended June 30, 1996, the Company entered into a long-term contract for a guaranteed source of product inventory. Under the terms of the contract, the Company has an option which expires in January 1999 to purchase product at market rates and is required to pay a quarterly guaranteed supply fee of $1.5 million.

                              ULTRAMAR CORPORATION
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)


NOTE 7: Nonrecurring Items

In March 1995, a fire damaged a storage tank and, in June 1995, an explosion and fire destroyed a crude oil heater at the Company's Wilmington refinery. The Company accrued an estimate of the costs of the fire and explosion, including the costs of clean-up efforts and of repairing the storage tank net of anticipated insurance recoveries, resulting in a net charge of $2.6 million and $5.6 million during the three and six month periods ended June 30, 1995, respectively.


NOTE 8: Subsequent Events

On July 25, 1996, the Company declared a dividend of $.275 per common share payable on September 18, 1996 to holders of record on August 15, 1996.

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

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Financial and operating data by geographic area for the three month periods ended June 30, 1996 and 1995 are as follows:


Financial Data:
                                                                               Three Months Ended June 30,
                                                ------------------------------------------------------------------------------------
                                                                1996                                          1995
                                                ---------------------------------------      ---------------------------------------
                                                West Coast    North East(1)     Total        West Coast    North East(1)      Total
                                                ----------    -------------     -----        ----------    -------------     -------
                                                                                   (in thousands)

Revenues .................................       $483,982       $393,334       $877,316       $328,574       $371,030       $699,604
Cost of products sold ....................        397,614        277,471        675,085        270,699        277,341        548,040
Operating expenses .......................         44,337         30,685         75,022         42,714         30,592         73,306
Selling, general and
  administrative expenses ................          7,994         40,961         48,955          2,582         44,826         47,408
Depreciation and amortization ............         12,203          6,560         18,763          7,950          6,134         14,084
                                                 --------       --------       --------       --------       --------       --------
      Operating income ...................         21,834         37,657         59,491          4,629         12,137         16,766
Interest expense, net ....................          7,866          4,242         12,108          4,374          6,198         10,572
                                                 --------       --------       --------       --------       --------       --------
      Income before
         income taxes ....................       $ 13,968       $ 33,415         47,383       $    255       $  5,939          6,194
                                                 ========       ========                      ========       ========
Provision for income taxes                                                       18,981                                        2,810
                                                                               --------                                     --------
      Net income..........................                                     $ 28,402                                     $  3,384
                                                                               ========                                     =======

(1) North East results include the Company's operations in eastern Canada as well as in the northeast United States (including unallocated corporate office costs).


Operating Data:                                                                        Three Months Ended
- ---------------                                                                              June 30,
                                                                                    -----------------------
                                                                                     1996              1995
                                                                                    ------            -----
West Coast

     Wilmington Refinery
         Throughput (BPD)......................................................     112,200           81,400
         Margin (dollars per barrel)...........................................      6.29              4.17

     Retail Marketing
         Sales volume (BPD)....................................................     37,800            34,700
         Overall margin (cents per gallon)  (1)................................      10.9              12.1

     Retail Marketing - Company-operated Only
         Sales volume (BPD)....................................................     18,700            18,500
         Fuel margin (cents per gallon)  (2)...................................      13.6              11.9
         Average number of retail outlets......................................       149               146

North East

     Quebec Refinery
         Throughput (BPD)......................................................     147,400           138,100
         Margin (dollars per barrel)  (3)......................................      3.65              1.64

     Retail Marketing
         Sales volume (BPD)....................................................     54,000             54,000
         Overall margin (cents per gallon)  (1) (3)............................      25.2               26.1


(1) Overall retail marketing margin includes sales of petroleum products through company and dealer-operated retail outlets as well as sales of convenience store items at company-operated outlets.

(2) Fuel margin at company-operated retail outlets includes sales of petroleum products only (excluding convenience store items).

(3) Effective January 1, 1996, the Company modified its policy for pricing refined products transferred from its Quebec refinery to its North East marketing operations to more closely reflect the spot market prices for such refined products. To facilitate the comparison to the operating data for the second quarter of 1996, the amounts reported for the second quarter of 1995 have been adjusted to reflect the pricing policy change as if it had occurred as of January 1, 1995. The refining margin and retail marketing margin originally reported for the three month period ended June 30, 1995 were $3.00 per barrel and 21.3 cents per gallon, respectively.


General

Net income for the quarter ended June 30, 1996 totaled $28.4 million as compared to $3.4 million for the quarter ended June 30, 1995. On the West Coast, income before income taxes of $14.0 million was $13.7 million higher than the quarter ended June 30, 1995, as a result of strong refining margins and increased refinery throughput. Refining margins strengthened during the quarter as wholesale prices increased in response to earlier increases in crude oil prices. The increase in refinery throughput is attributable to the operation of the new gasoil hydrotreater at the Wilmington refinery. In the North East, income before income taxes for the second quarter of 1996 of $33.4 million was $27.5 million higher than that of the second quarter of 1995 as wholesale prices and refining margins strengthened, consistent with those on the West Coast, and refinery throughput increased.

West Coast Operations

Revenues for the West Coast operations for the second quarter of 1996 of $484.0 million were $155.4 million or 47.3% higher than for the second quarter of 1995, principally as a result of a 24.6% increase in overall product sales volume, to 169,300 BPD, and a 20.4% increase in average product prices.

The cost of products sold as a percentage of revenues for the second quarter of 1996 remained consistent at approximately 82.2%. Refinery operating expenses before depreciation for the second quarter of 1996 of $24.3 million were comparable to those of the second quarter of 1995. However, refinery operating costs per barrel of throughput of $2.38 per barrel decreased by 26.1% as a result of the increase in refinery throughput attributable to the new gasoil hydrotreater. Selling, general and administrative expenses for the second quarter of 1996 of $8.0 million were $5.4 million above those of the corresponding quarter of 1995, as expenses for the second quarter of 1995 were reduced by a favorable settlement of a previously accrued liability ($3.8 million). Depreciation expense for the second quarter of 1996 was $12.2 million or $4.3 million higher than in the second quarter of 1995, primarily due to the completion of the new gasoil hydrotreater during the fourth quarter of 1995. Net interest charges for the quarter of $7.9 million were $3.5 million higher than in the corresponding quarter in 1995 principally due to the capitalization of interest during the construction of the gasoil hydrotreater in the second quarter of 1995.

During the second quarter of 1996, margins at the Wilmington refinery were $6.29 per barrel of throughput or 50.8% higher than the corresponding quarter in 1995 as wholesale prices increased in response to earlier increases in crude oil prices. In addition, refining margins during the quarter ended June 30, 1995 suffered from a more narrow price differential between heavy and light crude oils and an oversupply of gasoline. Refinery throughput of 112,200 BPD during the quarter was 37.8% higher than in the second quarter of 1995 as additional feed and blendstocks were processed through the gasoil hydrotreater. Additionally, refinery throughput during the second quarter of 1995 suffered due to unplanned down time at several of the refinery's operating units and the June 1995 crude oil heater explosion.

Retail marketing margins of 10.9 cents per gallon during the second quarter of 1996 were 1.2 cents per gallon lower than the second quarter of 1995. Retail marketing margins decreased as retail product prices did not keep pace with increases at the wholesale level. Overall retail sales volume averaged 37,800 BPD during the second quarter of 1996, an increase of 8.9% from the second quarter of 1995, while the company-operated network averaged 18,700 BPD which was comparable to second quarter 1995.

Company-operated convenience store sales of $14.9 million and gross margin of 28.5% during the second quarter of 1996 were comparable to the second quarter of 1995. The profit contribution from convenience store sales offset 48.5% of the direct operating expenses of company-operated retail outlets. Net operating costs at company-operated retail outlets averaged 6.5 cents per gallon during the second quarter of 1996 compared to 5.1 cents per gallon in the corresponding period of 1995.

North East Operations

Revenues for the North East operations for the second quarter of 1996 of $393.3 million increased by 6.0% over the corresponding quarter of 1995 principally due to a 6.6% increase in average product prices. Overall product sales volume during the second quarter of 1996 of 146,985 BPD was 1.6% lower than in second quarter of 1995.

The cost of products sold as a percentage of revenues during the second quarter of 1996 was 70.5% as compared to 74.7% in the second quarter of 1995. Refinery operating expenses before depreciation for the second quarter of 1996 of $12.3 million were $1.3 million or 11.6% higher than in 1995 principally due to increased throughput and increased additive and chemical costs associated with the processing of acidic crude oils. As a result of the increased additive and chemical costs, the refinery operating cost per barrel of throughput increased by 4 cents to 92 cents. Selling, general and administrative expenses for the second quarter of 1996 of $41.0 million were $3.9 million lower than in the comparable quarter of 1995 as the expenses of the second quarter of 1995 included a $3.0 million charge for the reorganization of the North East marketing and supply operations. Net interest expense for the second quarter of 1996 of $4.2 million was $2.0 million lower than in the second quarter of 1995 reflecting the Company's positive cash flow in the North East.

Refining margin of $3.65 per barrel of throughput during the second quarter of 1996 was $2.01 higher than the corresponding quarter of 1995. The improvement in refining margin reflects the strong wholesale prices previously mentioned as well as the benefit of processing lower cost, acidic crude oil. Refinery throughput during the second quarter of 1996 increased by 6.7% to 147,400 BPD.

Retail marketing margin of 25.2 cents per gallon during the second quarter of 1996 decreased 0.9 cents from the corresponding quarter during 1995 as retail prices did not keep up with the increase in wholesale product costs. Retail marketing volumes during the second quarter of 1996 and 1995 were consistent at 54,000 BPD.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Financial and operating data by geographic area for the six month periods ended June 30, 1996 and 1995 is as follows:

Financial Data:
- ---------------

                                                                                 Six Months Ended June 30
                                              --------------------------------------------------------------------------------------
                                                                1996                                         1995
                                              ----------------------------------------     -----------------------------------------
                                              West Coast    North East(1)      Total       West Coast     North East(1)     Total
                                              ----------     ----------     ----------     ----------      ----------     ----------
                                                                                 (in thousands)

Revenues ................................     $  811,900     $  802,030     $1,613,930     $  607,513      $  720,958     $1,328,471
Cost of products sold ...................        674,505        567,413      1,241,918        503,947         520,972      1,024,919
Operating expenses ......................         80,680         64,336        145,016         85,613          63,199        148,812
Selling, general and
  administrative expenses ...............         15,903         84,399        100,302          7,363          88,308         95,671
Depreciation and amortization ...........         21,677         12,888         34,565         15,444          12,008         27,452
                                              ----------     ----------     ----------     ----------      ----------     ----------
    Operating income (loss) .............         19,135         72,994         92,129         (4,854)         36,471         31,617
Interest expense, net ...................         11,041          9,304         20,345          7,826          13,434         21,260
                                              ----------     ----------     ----------     ----------      ----------     ----------
    Income (loss) before
      income taxes and
      cumulative effect of
      accounting change .................     $    8,094     $   63,690         71,784     $  (12,680)     $   23,037         10,357
                                              ==========     ==========                    ==========      ==========
Provision for income taxes                                                      28,570                                         4,141
                                                                            ----------                                    ----------
    Income before cumulative
      effect of accounting
      change...................                                                 43,214                                         6,216
Cumulative effect to December
  31, 1994 of accounting
 change, net of income taxes                                                                                                  22,024
                                                                            ----------                                    ----------
      Net income...............                                             $   43,214                                    $   28,240
                                                                             ==========                                   ==========


(1) North East results include the Company's operations in eastern Canada as well as in the northeast United States (including unallocated corporate office costs).


Operating Data:                                                                        Six Months Ended
- ---------------                                                                             June 30,
                                                                                    ----------------------
                                                                                     1996             1995
                                                                                    ------           -----
West Coast

     Wilmington Refinery
         Throughput (BPD)......................................................     97,900            77,300
         Margin (dollars per barrel)...........................................       5.11              3.73

     Retail Marketing  (1)
         Sales volume (BPD)....................................................     36,300            33,500
         Overall margin (cents per gallon).....................................       9.7              12.5

     Retail Marketing - Company-operated Only  (2)
         Sales volume (BPD)....................................................     18,200            17,800
         Fuel margin (cents per gallon)........................................      11.8              13.0
         Average number of retail outlets......................................       149              146


North East

     Quebec Refinery
         Throughput (BPD)......................................................     145,900          141,700
         Margin (dollars per barrel) (3).......................................       3.76             1.84

     Retail Marketing
         Sales (BPD)...........................................................      58,800           57,800
         Fuel margin (cents per gallon) (1) (3)................................      24.6             26.6


(1) Overall retail marketing margin includes sales of petroleum products through company and dealer-operated retail outlets as well as sales of convenience store items at company-operated outlets.

(2) Fuel margin at company-operated retail outlets includes sales of petroleum products only (excluding convenience store items).

(3) Effective January 1, 1996, the Company modified its policy for pricing refined products transferred from its Quebec refinery to its North East marketing operations to more closely reflect the spot market prices for such refined products. To facilitate the comparison to the operating data for the first six months of 1996, the amounts reported for the first six months of 1995 have been adjusted to reflect the pricing policy change as if it had occurred as of January 1, 1995. The refining margin and retail marketing margin originally reported for the six month period ended June 30, 1995 were $3.21 per barrel and 21.8 cents per gallon, respectively.


General

Net income for the six month period ended June 30, 1996 totaled $43.2 million as compared to $28.2 million (including the cumulative effect of a change in accounting for refinery maintenance turnaround costs of $22.0 million) for the six month period ended June 30, 1995. On the West Coast, income before income taxes for the six month period ended June 30, 1996, was $8.1 million as compared to a loss of $12.7 million for the first six months of 1995 as operating results were impacted positively by improved refining margins and higher refinery throughput. In the North East, income before income taxes of $63.7 million was $40.7 million above that of the first six months of 1995, primarily due to improved refinery margins.

West Coast Operations

Revenues for the West Coast operations for the first six months of 1996 of $811.9 million were $204.4 million or 33.6% higher than for the first six months of 1995, principally due to a 17% increase in overall product sales volume, to 152,500 BPD, and a 15.0% increase in average product prices.

The cost of products sold as a percentage of revenues for the first six months of 1996 was 83.1% and was comparable to the six months ended June 30, 1995. Refinery operating expenses, before depreciation, of $45.6 million were 5.4% lower than in the first half of 1995 as the expenses in 1995 included $5.6 million of estimated costs associated with the March 1995 tank fire and June 1995 crude oil heater explosion. Selling, general and administrative expenses for the first half of 1996 of $15.9 million were $8.5 million above those of the corresponding period of 1995, principally due to the favorable settlement of previously accrued liabilities ($7.3 million) during the first six months of 1995. Depreciation expense for the first half of 1996 was $21.7 million or $6.2 million higher than in the first half of 1995, primarily due to the completion of the new gasoil hydrotreater during the fourth quarter of 1995.
Net interest charges for the first six months of 1996 of $11.0 million were $3.2 million higher than in the corresponding period in 1995 due to the capitalization of interest during the construction of the gasoil hydrotreater in the second half of 1995.

During the first half of 1996, refining margins at the Wilmington refinery were $5.11 per barrel of throughput or 37.0% higher than the same period in 1995, due to sustained higher wholesale product prices and expansion of the heavy to light crude oil price differential. Refinery throughput of 97,900 BPD during the first six months of 1996 was 20,600 BPD or 26.6% higher than the same period of 1995 as a result of the processing of additional feed and blendstocks through the gasoil hydrotreater during 1996 and unplanned downtime attributable to the previously mentioned explosion and fires experienced during 1995.

Retail marketing margins of 9.7 cents per gallon during the six month period ended June 30, 1996 were 2.8 cents per gallon or 22.4% lower than the same period in 1995 as retail product prices did not keep pace with the increase in wholesale prices previously mentioned. Overall retail sales volume averaged 36,300 BPD during the first six months of 1996, an increase of 2,800 BPD or 8.4% from the same period in 1995, while the company-operated network averaged 18,200 BPD, an increase of 400 BPD or 2.2% compared to the first six months of 1995.

Both company-operated convenience store sales of $28.1 million and gross margin of 28.6% for the six month period ended June 30, 1996 increased by 2.9% as compared to the same period in 1995. The profit contribution from convenience store sales offset 47.7% of the direct operating expenses of company-operated retail outlets during 1996. Net operating costs at company-operated retail outlets averaged 6.4 cents per gallon during the first six months of 1996 compared to 5.6 cents per gallon in the corresponding period of 1995.

North East Operations

Revenues for the North East operations for the six month period ended June 30, 1996 of $802.0 million were $81.1 million or 11.2% higher than revenues in the corresponding period in 1995. The increase in revenues was attributable to a 7.4% increase in average product prices and a 2.3% increase in product sales volume to 151,800 BPD for the first six months of 1996.

The cost of products sold as a percentage of revenues for the first six months of 1996 of 70.7% decreased by 1.5% compared to the first six months of 1995. Refinery operating expenses before depreciation for the first six months of 1996 of $24.7 million were $2.6 million or 12.0% higher than in 1995 due to an increase in storage tank repairs and increased additive and chemical costs associated with the processing of acidic crude oils. Selling, general and administrative expenses during the first six months of 1996 of $84.4 million decreased by $3.9 million or 4.4% as compared to 1995, as 1995 included a $3.0 million reserve for the reorganization of the North East marketing and supply operations. Net interest costs for the first six months of 1996 of $9.3 million were $4.1 million or 30.7% lower than the first six months of 1995 as positive cash flow in the North East eliminated the need for short-term borrowings.

Refining margin of $3.76 per barrel of throughput during the first six months of 1996 more than doubled as compared to the margin during the first six months of 1995. As previously mentioned, the increase is attributable to strong wholesale product prices and the benefit of processing lower cost acidic crude oils. Refinery throughput for the first six months of 1996 of 145,900 BPD increased by 4,200 BPD or 3.0% as compared to 1995. Although refinery throughput increased, the higher refinery operating expenses previously mentioned resulted in an 8% increase in operating cost per barrel, to 93 cents per barrel.

Retail marketing margin of 24.6 cents per gallon during the first six months of 1996 was 7.5% lower than during the corresponding period of 1995. The decrease in retail marketing margin was due to wholesale costs increasing faster than retail prices. Retail marketing volume of 58,800 BPD during the first six months of 1996 was slightly better than the volume for the first six months of 1995 of 57,800 BPD.


Outlook

The Company's earnings depend largely on refining and retail marketing margins. The petroleum refining and marketing industry has been, and continues to be, volatile and highly competitive. The cost of crude oil purchased by the Company and the price of refined products sold by the Company have fluctuated widely. As a result of the historic volatility of refining and marketing margins and the fact that they are affected by many diverse factors, it is impossible to predict future margin levels.

During the second quarter of 1996, industry refining margins were strong on the West Coast and in the North East as crude oil prices fell at a faster pace than wholesale product prices. Beginning in June, industry refining margins have significantly declined and have averaged approximately $2.00 per barrel below second quarter levels. This is, in part, due to lower wholesale prices for petroleum products. On the West Coast, retail margins have benefitted from these lower wholesale prices and this has partially offset the impact of the lower refining margin. Retail margins in the North East are presently lower than second quarter margins as street prices have fallen more than wholesale prices.

In July, the Company experienced unplanned downtime at two processing units at its Wilmington refinery which temporarily curtailed production. In September, the Company will conduct a planned shutdown of the crude and vacuum units at the Quebec refinery which will reduce production in the third quarter.

Capital Expenditures

The refining and marketing of petroleum products is a capital intensive business. The capital requirements of the Company's operations consist primarily of (i) non-discretionary expenditures, such as those required to maintain reliability and safety and to address environmental regulations; and (ii) discretionary opportunity expenditures, such as those being currently made to enhance retail marketing facilities profitability

During the six month period ended June 30,1996 capital expenditures totaled $54.0 million, of which $17.5 million related to the completion of the high-pressure gasoil hydrotreater at the Wilmington refinery. The gasoil hydrotreater increases the Wilmington refinery's ability to upgrade unfinished product into finished product and to process generally lower cost heavy, sour crude oil and less-expensive feedstocks. Capital expenditures also included $5.3 million for modifications to the Quebec refinery to enhance its ability to process Heidrun and other acidic crude oils and $4.6 million for modifications to the refinery's facilities to accommodate a unit train to transport product from the refinery to Montreal. In conjunction with its plans to expand and upgrade its retail marketing operations in the northeast, the Company also spent $14.0 million during the first half of 1996 to acquire the operating assets of a wholesale distributor and a retail home heating operation in the northeast United States.

The Company is continually investigating strategic acquisitions and other business opportunities that will complement its current business activities.

The Company expects to fund its capital expenditures over the next several years from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under its bank credit facilities and its commercial paper and medium-term note programs discussed below. In addition, depending upon its future needs and the cost and availability of various financing alternatives, the Company may from time to time seek additional debt or equity financing in the public or private markets.


Liquidity and Capital Resources

At June 30, 1996, the Company had a cash position of $265.3 million. The Company has committed, unsecured bank facilities which provide a maximum of $200 million and Cdn. $200 million of available credit to its subsidiaries, Ultramar Inc. and Canadian Ultramar Limited respectively, and a $200 million commercial paper program supported by the unsecured bank facility of Ultramar Inc. The Company's bank facilities require the maintenance of certain financial ratios and contain covenants that must be complied with before its subsidiaries can pay cash dividends and make loans to the Company. The Company believes these covenants will not have a significant impact on the Company's liquidity or its ability to pay dividends. At June 30, 1996, the Company had approximately $328.4 million of remaining borrowing capacity under the committed bank facilities and commercial paper program. The Company presently has an additional $343.3 million of borrowing capacity under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its credit facilities, the Company has $50 million available under a debt shelf registration previously filed with the Securities and Exchange Commission and intends to file a second shelf registration statement in the third quarter of 1996 covering the issuance, from time to time, of up to an additional $250 million of debt and/or equity securities. The net proceeds from any offering under the existing or planned shelf registration would add to the Company's working capital and would also be available for general corporate purposes.

The Company believes its current sources of funds will be sufficient to satisfy its capital expenditure, working capital, debt service and dividend requirements for at least the next twelve months.

In its efforts to reduce working capital, during the second quarter of 1996, the Company lowered the base level of product inventory carried at its North East facilities by approximately $60 million. The liquidation of inventory, which is carried on a LIFO cost basis, did not impact the Company's earnings for the quarter. In order to insure that an adequate supply of product inventory will be available to the North East operation in the future, the Company also entered into a contract which provides it, through January 1999, with a guaranteed source of equivalent product volume to that liquidated during the quarter.

On June 25, 1996, the Company declared a dividend of $.275 per common share payable on September 18, 1996 to holders of record on August 15, 1996.

Cash Flows for the Six Months Ended June 30, 1996

During the six months ended June 30, 1996, the Company's cash position increased $138.5 million to $265.3 million. Net cash provided by operating activities before changes in non-cash operating assets and liabilities was $97.8 million. Net cash provided by operating activities after changes in non-cash operating assets and liabilities (including the liquidation of inventory noted above) totaled $165.6 million.

Net cash used in investing activities during the six month period ended June 30, 1996 totaled $74.1 million and included the previously mentioned capital expenditures and acquisitions of marketing operations, net of proceeds from asset disposals, as well as an increase of deferred refinery maintenance turnaround costs.

Financing activities during the six month period ended June 30, 1996, provided net cash of $46.7 million, consisting of borrowings under the Company's commercial paper program ($68.2 million) and the issuance of Common Stock upon the exercise of employee stock options ($3.0 million), partially offset by the payment of dividends ($24.5 million).

Seasonality

In the North East, demand for petroleum products varies significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters, resulting in significantly higher accounts receivable and inventory levels. The Company's operations on the West Coast are less affected by seasonal fluctuations in demand than its operations in the North East. The working capital requirements of the West Coast operations are less than for the North East due to lower inventory requirements and show little fluctuation throughout the year.


Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar remained stable during the six months ended June 30, 1996. However, the value at June 30, 1996 was substantially lower than that at the time of the Company's investment in its Canadian operations in 1992. As a result, the Company's net equity at June 30, 1996 has been reduced by $55.3 million.

With the exception of its crude oil costs, which are U.S. dollar denominated, fluctuations in the Canadian dollar exchange rate will affect the U.S. dollar amount of revenues and related costs and expenses reported by the Company's operations in Canada. The potential impact on refining margin of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by the Company's pricing policies, which generally pass on any change in the cost of crude oil. Marketing margins, on the other hand, have been adversely affected by exchange rate fluctuations as competitive pressures have, from time to time, limited the Company's ability to promptly pass through the increased costs to the ultimate consumer.

The Company expects the Canadian to U.S. dollar exchange rate to continue to fluctuate and thus cannot reasonably predict its future movement or the resulting impact on the Company's equity or results of operations. The Company has considered various strategies to manage currency risk and hedges the Canadian currency risk when such hedging is considered economically appropriate.

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


ULTRAMAR CORPORATION
 (REGISTRANT)



By:   /S/ H. PETE SMITH
      --------------------------
      H. PETE SMITH
      SENIOR VICE PRESIDENT
      AND CHIEF FINANCIAL OFFICER
      AUGUST 9, 1996