Form 10-Q/A
period 1996-06-30
ULTRAMAR CORP /DE
filed 1996-08-19
CIK 887207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           -------------------------

                                   FORM 10-Q/A


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                             or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______ to ________


                        Commission File Number 1-11154

                       ====================================


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

                       ====================================

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

================================================================================

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 25, 1996 at which the following actions were taken:

   1. The following individuals were elected as directors to serve for a period of three years :


            Name                     Votes For        Votes Withheld
            ----                     ---------         ------------

           H. Frederick Christie     32,193,031           43,645

           Jean Gaulin               32,193,031           43,645

           William Luce              32,193,031           43,645


Incumbent directors Byron Allumbaugh, Stanley H. Hartt and C. Barry Schaefer are currently serving a term expiring at the annual meeting in 1997 and John G. Drosdick, Russel H. Herman and Madeleine Saint-Jacques are currently serving a term expiring at the annual meeting in 1998.

   2. The appointment of Ernst & Young LLP as the Company's independent auditors for 1996 was ratified:

                      For        Against      Abstain
                      ---        -------      -------

                    32,187,106     8,443       41,127

Broker non-votes were included in the determination of the number of shares present and voting for purposes of determining the presence of a quorum at the Annual Meeting but were not, however, counted for purposes of determining the number of votes cast for a proposal.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAMAR CORPORATION
(REGISTRANT)

By:  /s/ H. PETE SMITH
   ----------------------------------------------
Name:   H. Pete Smith
Title:  Senior Vice President and Chief Financial Officer
Date:   August 14, 1996