Form 10-Q
period 1996-09-30
ULTRAMAR CORP /DE
filed 1996-11-13
CIK 887207

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to _____

                         Commission File Number 1-11154

               --------------------------------------------------

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

               --------------------------------------------------


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

Common Stock, $.01 Par Value -- 44,781,908 shares outstanding as of November 11, 1996

================================================================================

                              ULTRAMAR CORPORATION
                                    FORM 10-Q
                               September 30, 1996

                                TABLE OF CONTENTS

PART I  -                    FINANCIAL INFORMATION

                                                                            PAGE

Item 1.      Financial Statements  (Unaudited)

             Consolidated Balance Sheets as of September 30, 1996 and
               December 31, 1995 ..........................................   3

             Consolidated Statements of Income for the Three and Nine Month
               Periods Ended September 30, 1996 and 1995 ..................   4

             Consolidated Statements of Cash Flows for the Nine Month
               Periods Ended September 30, 1996 and 1995 ..................   5

             Notes to Financial Statements ................................   6

Item 2       Management's Discussion and Analysis
               of Financial Condition and Results of Operations ...........   9

PART II  - OTHER INFORMATION

Item 5      Other Information ............................................   19

Item 6      Exhibits and Reports on Form 8-K..............................   24

SIGNATURE.................................................................   25

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                              ULTRAMAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,   December 31,
                                                                   1996            1995
                                                                -------------   ------------
                                                                 (Unaudited)       (Note)
                                                                       (in thousands)
                     Assets
Current assets:
  Cash and cash equivalents .................................   $   190,905    $   126,852
  Accounts and notes receivable, net ........................       215,100        181,222
  Inventories ...............................................       260,804        288,251
  Prepaid expenses and other current assets .................        20,550         41,912
  Deferred income taxes .....................................         8,931         13,421
                                                                -----------    -----------
    Total current assets ....................................       696,290        651,658

Notes receivable and other assets, net ......................        72,195         74,336

Property, plant and equipment, at cost ......................     1,473,454      1,383,665
Less accumulated depreciation and amortization ..............      (176,788)      (138,324)
                                                                -----------    -----------
                                                                  1,296,666      1,245,341

Deferred income taxes .......................................        17,802
                                                                -----------    -----------

    Total assets ............................................   $ 2,082,953    $ 1,971,335
                                                                ===========    ===========

                   Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current portion of long-term debt .......   $       165    $       172
  Accounts payable ..........................................       233,101        181,809
  Accrued liabilities .......................................        95,724        123,002
  Taxes other than income taxes .............................       104,071        124,999
  Income taxes payable ......................................         4,323          1,365
  Deferred income taxes .....................................         3,348
                                                                -----------    -----------
    Total current liabilities ...............................       440,732        431,347

Long-term debt, less current portion ........................       669,453        600,253
Other long-term liabilities .................................       161,528        174,832
Deferred income taxes .......................................        94,106         61,548

Stockholders' equity:
  Common Stock, par value $.01 per share:
    Authorized - 100,000,000 shares, issued and outstanding -
           44,591,412 and 44,414,469 shares, respectively ...           446            444
  Additional paid-in capital ................................       675,811        669,942
  Unamortized restricted stock awards .......................          (195)          (102)
  Retained earnings .........................................        95,557         88,722
  Foreign currency translation adjustment ...................       (54,485)       (55,651)
                                                                -----------    -----------
    Total stockholders' equity ..............................       717,134        703,355
                                                                -----------    -----------

    Total liabilities and stockholders' equity ..............   $ 2,082,953    $ 1,971,335
                                                                ===========    ===========

Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

                              ULTRAMAR CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months                     Nine Months
                                           Ended September 30,            Ended September 30,
                                           1996           1995            1996            1995
                                      ------------    ------------    ------------    ------------
                                                  (in thousands, except per share data)
Sales and other revenues ..........   $  1,182,256    $    958,058    $  3,358,638    $  2,787,189

Operating costs and expenses
  Cost of products sold ...........        705,074         507,653       1,946,968       1,532,520
  Operating expenses ..............         68,627          63,577         205,056         203,804
  Selling, general and
    administrative expenses .......         51,405          37,440         145,836         128,184
  Taxes other than income taxes ...        329,048         290,464         905,980         804,688
  Depreciation and amortization ...         18,135          14,999          52,700          42,451
                                      ------------    ------------    ------------    ------------
    Total operating costs and
      expenses ....................      1,172,289         914,133       3,256,540       2,711,647
                                      ------------    ------------    ------------    ------------

Operating income ..................          9,967          43,925         102,098          75,542
Interest income ...................          3,257             601           7,755           2,660
Interest expense ..................        (14,723)        (11,258)        (39,566)        (34,577)
                                      ------------    ------------    ------------    ------------

(Loss) income before income taxes
  and cumulative effect of
  accounting change ...............         (1,499)         33,268          70,287          43,625
(Benefit) provision for income
  taxes ...........................         (1,856)         12,862          26,714          17,003
                                      ------------    ------------    ------------    ------------

Income before cumulative effect
  of accounting change ............            357          20,406          43,573          26,622

Cumulative effect to December 31,
  1994, of accounting change,
   net of income taxes - Note 2 ...                                                         22,024
                                      ------------    ------------    ------------    ------------

Net income ........................   $        357    $     20,406    $     43,573    $     48,646
                                      ============    ============    ============    ============

Earnings per share:
Income before cumulative
   effect of accounting change ....   $        .01    $        .52    $        .97    $        .69
Cumulative effect of accounting
   change .........................                                                            .56
                                      ------------    ------------    ------------    ------------
Net income ........................   $        .01    $        .52    $        .97    $       1.25
                                      ============    ============    ============    ============

       Weighted average number of
       common and common equivalent
       shares used in computation .     45,093,495      39,043,877      45,124,001      39,027,288
                                      ============    ============    ============    ============

       Dividends per common share .   $       .275    $       .275    $       .825    $       .825
                                      ============    ============    ============    ============

       See accompanying notes.

                              ULTRAMAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                     1996         1995
                                                                  ----------     ----------
                                                                       (in thousands)
Cash Flows from Operating Activities
Net income ....................................................   $  43,573    $  48,646
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization .................................      52,702       42,451
Amortization of debt discount and issuance costs ..............       1,088        1,330
Restricted stock award amortization ...........................          69          133
Provision for losses on receivables ...........................       1,893        3,585
Undistributed earnings of investees ...........................        (133)         (65)
Gain on sale of fixed assets ..................................      (1,068)        (148)
Provision for deferred income taxes ...........................      22,551       15,380
Cumulative effect of accounting change ........................                  (22,024)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes receivable .......     (31,441)      24,009
   Decrease in inventories ....................................      28,095       32,533
   Decrease in prepaid expenses and other current assets ......      20,115        1,407
   (Increase) decrease in notes receivable and other assets ...      (1,188)      10,734
   Increase (decrease) in accounts payable, accrued liabilities
     and taxes other than income taxes ........................       1,457      (71,164)
   Increase in income taxes payable ...........................       2,902          116
   Decrease in other long-term liabilities ....................     (16,580)     (14,086)
                                                                  ---------    ----------
Net cash provided by operating activities .....................     124,035       72,837

Cash Flows from Investing Activities
Capital expenditures ..........................................     (80,612)    (131,072)
Increase in deferred refinery maintenance turnaround costs ....     (10,368)     (11,219)
Acquisitions of marketing operations ..........................     (13,995)
Proceeds from sale of property, plant and equipment ...........       6,386        3,754
                                                                  ---------    ----------
Net cash used in investing activities .........................     (98,589)    (138,537)

Cash Flows from Financing Activities
Proceeds from issuance of medium term notes ...................                  149,229
Increase (decrease) in other long-term debt ...................      69,064      (30,852)
Proceeds from issuance of Common Stock ........................       5,868        1,890
Payment of dividends ..........................................     (36,738)     (31,828)
                                                                  ---------    ----------
Net cash provided by financing activities .....................      38,194       88,439

Effect of exchange rate changes on cash .......................         413        1,347
                                                                  ---------    ----------

Net Increase in Cash and Cash Equivalents .....................      64,053       24,086
Cash and Cash Equivalents at Beginning of Period ..............     126,852       55,053
                                                                  ---------    ----------

Cash and Cash Equivalents at End of Period ....................   $ 190,905    $  79,139
                                                                  =========    ==========

Cash flow information:

  Interest paid ...............................................   $  54,010    $  46,169
                                                                  =========    ==========

  Income taxes refunded .......................................   $  (4,901)   $    (905)
                                                                  =========    ==========

       See accompanying notes.

                              ULTRAMAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The results of operations may be affected by company-specific factors, such as refinery utilization rates and refinery maintenance turnarounds; seasonal factors, such as the demand for petroleum products and working capital requirements in Eastern Canada, both of which vary significantly during the year; or industry factors, such as movements in, and the general level of, crude oil prices, the demand for and prices of refined products and industry supply capacity. For further information, see the financial statements and notes thereto included in the Ultramar Corporation ("Ultramar" or "the Company") annual report on Form 10-K for the year ended December 31, 1995.

During the three months ended September 30, 1996, the Company changed its presentation of sales and other revenues to include excise and state motor fuel taxes and began reporting taxes other than income taxes apart from other expense captions. The sales and other revenues and taxes other than income taxes reported for the three and nine month periods ended September 30, 1995 reflect the reclassification of such taxes to conform with the presentation used in 1996. Excise and state motor fuel taxes for the three and nine months ended September 30, 1996 and 1995 were $320.3 million, $884.3 million, $283.7 million and $784.4 million, respectively.

NOTE 2: Change in Accounting for Refinery Maintenance Turnaround Costs

During the second quarter of 1995, the Company changed its method of accounting for refinery maintenance turnaround costs from an accrual method to a deferral and amortization method to better match revenues and expenses. The change resulted in a cumulative adjustment through December 31, 1994 of $22.0 million (after income taxes of $13.4 million) or $.56 per share, which is included in net income for the nine month period ended September 30, 1995. The effect of the change on the three month period ended September 30, 1995 was to increase net income by approximately $0.9 million ($.02 per share). The effect of the change on the nine month period ended September 30, 1995 was to increase income before cumulative effect of accounting change by approximately $3.6 million ($.09 per share) and net income by $25.6 million ($.65 per share).


NOTE 3:  Inventories
                                         September 30,     December 31,
                                             1996              1995
                                        -------------     ------------
                                                (in thousands)
   Inventories consisted of the following:

   Crude oil and other feedstocks ....     $140,101         $138,317
   Refined and other finished products       96,651          128,422
   Materials and supplies ............       24,052           21,512
                                           --------         --------

                                           $260,804         $288,251
                                           ========         ========

                              ULTRAMAR CORPORATION
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)


Crude oil and refined product inventories are valued at the lower of cost or market (net realizable value). Cost is determined on the last-in, first-out ("LIFO") basis. Materials and supplies are valued at average cost, not in excess of market value. At September 30, 1996, the replacement cost of inventories was $58.5 million higher than the LIFO cost. At December 31, 1995, the replacement cost of inventories approximated the LIFO cost.

NOTE 4: Net Income per Common and Common Equivalent Share

Net income per common and common equivalent share is based on the weighted average number of shares of Common Stock outstanding during each period, including the common stock equivalents of dilutive stock options.

NOTE 5: Income Taxes

The consolidated income tax provisions for the three and nine month periods ended September 30, 1996 and 1995 were determined based upon estimates of the Company's U.S. and Canadian effective income tax rates for the years ending December 31, 1996 and 1995, respectively. The differences between the consolidated effective income tax rates and the U.S. Federal statutory rate are primarily attributable to state income taxes and the effects of foreign operations. During the quarter ended September 30, 1996, the Company adjusted its estimate of its overall effective income tax rate for the year ended December 31, 1996 from 39.8% to 38.0%, to reflect certain state tax credits which became available during the quarter.

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

There are various legal proceedings and claims pending against the Company that arise in the ordinary course of business. It is management's opinion, based upon advice of legal counsel, that these matters will not, individually or in the aggregate, have a material adverse effect on the Company's financial position.

NOTE 7: Nonrecurring Items

During the nine months ended September 30, 1995, the Company accrued $5.0 million for the estimated costs, net of anticipated insurance recoveries, of a fire that damaged a storage tank and a fire and explosion that destroyed a crude oil heater.

                              ULTRAMAR CORPORATION
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)


During the three and nine month periods ended September 30, 1995, the Company settled certain previously recorded liabilities for amounts less than originally recorded, resulting in credits to selling, general and administrative expenses of $7.7 million and $15.0 million, respectively.

NOTE 8: Subsequent Events

On September 22, 1996, Ultramar entered into an agreement and plan of merger with Diamond Shamrock, pursuant to which, among other things, (i) Diamond Shamrock will be merged with and into Ultramar, (ii) each issued and outstanding share of Diamond Shamrock Common Stock will be converted into the right to receive 1.02 shares of Ultramar Common Stock, (iii) each issued and outstanding share of 5% Cumulative Convertible Preferred Stock of Diamond Shamrock will be converted into the right to receive one share of a newly established series of 5% Cumulative Convertible Preferred Stock of Ultramar, and (iv) Ultramar's certificate of incorporation will be amended to increase the authorized number of shares of Ultramar Common Stock from 100 million to 250 million shares and to change Ultramar's name to "Ultramar Diamond Shamrock Corporation." The transaction is subject to approval by the shareholders of both companies and to customary regulatory approvals. The Company expects to consummate the merger by the end of 1996. See Part II. Other Information.

On October 22, 1996, the Company declared a dividend of $.275 per common share payable on December 16, 1996, to holders of record on November 15, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 22, 1996, the Company entered into an agreement and plan of merger pursuant to which Diamond Shamrock, Inc. ("Diamond Shamrock") will be merged with and into the Company (the"Merger"). The transaction is subject to approval by the shareholders of both companies, and to customary regulatory approvals. The Company expects to consummate the Merger by the end of 1996. The following discussion and analysis should be read in conjunction with the Company's Registration Statement on Form S-4 (Registration No. 333-14807) filed with the Securities and Exchange Commission on October 29, 1996, as amended, and its annual report on Form 10-K for the year ended December 31, 1995. Also see Part
II. Other Information -- Item 5. Other Information

Results of Operations

The Company's operating results are affected by Company-specific factors, primarily its refinery utilization rates and refinery maintenance turnarounds; seasonal factors, such as the demand for petroleum products and working capital requirements in eastern Canada, both of which vary significantly during the year; and industry factors, such as movements in, and the general level, of crude oil prices, the demand for and prices of refined products and industry supply capacity. The effect of crude oil price changes on the Company's operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes. As a result, the Company's earnings have been volatile in the past and may be volatile in the future.

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

Financial and operating data by geographic area for the three month periods ended September 30, 1996 and 1995 are as follows:

       Financial Data:
                                                              Three Months Ended September 30,
                                  ------------------------------------------------------------------------------------
                                                    1996                                     1995(1)
                                  ---------------------------------------       --------------------------------------
                                   West Coast    North East(2)      Total        West Coast   North East(2)      Total
                                  -----------    -------------      -----       -----------   -------------      -----
                                                                     (in thousands)
Sales and other revenues ......   $   575,398    $   606,858    $ 1,182,256    $   435,729    $   522,329   $   958,058
Cost of products sold .........       374,737        330,337        705,074        263,013        244,640       507,653
Operating expenses ............        38,491         30,136         68,627         37,363         26,214        63,577
Selling, general and
  administrative expense (3) ..         6,059         45,346         51,405         (2,240)        39,680        37,440
Taxes other than income taxes .       117,743        211,305        329,048        115,114        175,350       290,464
Depreciation and amortization .        11,585          6,550         18,135          8,855          6,144        14,999
                                  -----------    -----------    -----------    -----------    -----------   -----------
    Operating income (loss) ...        26,783        (16,816)         9,967         13,624         30,301        43,925
Interest expense, net .........         7,801          3,665         11,466          4,854          5,803        10,657
                                  -----------    -----------    -----------    -----------    -----------   -----------
    Income (loss) before income
          taxes ...............   $    18,982    $   (20,481)        (1,499)   $     8,770    $    24,498        33,268
                                  ===========    ===========                   ===========    ===========
(Benefit) provision for income
    taxes .....................                                      (1,856)                                     12,862
                                                                -----------                                 -----------
    Net income ................                                 $       357                                 $    20,406
                                                                ===========                                 ===========

(1) During the third quarter of 1996, the Company changed its presentation of sales and other revenues to include excise and state motor fuel taxes and began reporting taxes other than income taxes apart from other expense captions. The sales and other revenues and taxes other than income taxes for the third quarter of 1995 reflect the reclassification of such taxes to conform to the presentation used in 1996.

(2) The North East results include the Company's operations in eastern Canada and the northeast United States and the unallocated costs of the Company's corporate office.

(3) Selling, general and administrative expenses for the West Coast for the three months ended September 30, 1995, have been reduced by the settlement of a liability for $7.7 million less than that previously recorded.

Operating Data:
                                                          Three Months Ended
                                                             September 30
                                                          ------------------
                                                           1996       1995
                                                           ----       ----
         Wilmington Refinery
                  Throughput (BPD) ....................   109,200    79,400
                  Margin (dollars per barrel) .........      5.21      4.40

         Retail Marketing
                  Sales volume (BPD) ..................    37,800    35,200
                  Overall margin (cents per gallon)(1)       14.3      12.6

         Retail Marketing - Company-operated Only
                  Sales volume (BPD) ..................    18,800    18,600
                  Fuel margin (cents per gallon)(2) ...      18.5      12.8
                  Average number of retail outlets ....       151       145

North East

         Quebec Refinery
                  Throughput (BPD) ....................   126,800   129,800
                  Margin (dollars per barrel)(3) ......      1.53      2.52

         Retail Marketing
                  Sales (BPD) .........................    59,600    50,900
                  Fuel margin (cents per gallon)(1) (3)      17.4      28.8

(1) Overall retail marketing margin includes sales of petroleum products through company and dealer-operated retail outlets as well as sales of convenience store items at company-operated outlets. Overall retail marketing margin excludes excise and state motor fuel taxes.

(2) Fuel margin at company-operated retail outlets consists of sales of petroleum products only (excluding convenience store items and excise and state motor fuel taxes).

(3) Effective January 1, 1996, the Company modified its policy for pricing refined products transferred from its Quebec refinery to its North East marketing operations to more closely reflect the spot market prices for such refined products. To facilitate the comparison to the operating data for the third quarter of 1996, the amounts reported for the third quarter of 1995 have been adjusted to reflect the pricing policy change as if it had occurred on January 1, 1995. The refining margin and retail marketing margin originally reported for the three month period ended September 30, 1995 were $3.55 per barrel and 24.8 cents per gallon, respectively.

General

Net income for the quarter ended September 30, 1996 totaled $0.4 million as compared to $20.4 million for the quarter ended September 30, 1995. On the West Coast, income before income taxes for the third quarter of 1996 of $19.0 million was $10.0 million higher than for the third quarter of 1995, as a result of improved refinery operations and higher refining and retail marketing margins. In the North East, the Company reported a loss before income taxes for the third quarter of 1996 of $20.5 million as compared to income before income taxes for the third quarter of 1995 of $24.5 million, principally due to reduced refining and marketing margins throughout the North East region.

During the quarter ended September 30, 1996, the Company adjusted its estimate of its overall effective income tax rate for the year ending December 31, 1996 from 39.8% to 38.0%, to reflect certain state tax credits which became available during the third quarter of 1996.

West Coast Operations

Sales and other revenues for the West Coast operations for the third quarter of 1996 of $575.4 million were $139.7 million or 32.1% higher than for the third quarter of 1995, as a result of a 38.9% increase in overall product sales volume, to 166,600 BPD, and a 4.4% increase in average product prices.

The cost of products sold during the third quarter of 1996 averaged 65.1% of sales and other revenues as compared to 60.4% for the third quarter of 1995. Refinery operating expenses before depreciation for the third quarter of 1996 of $23.4 million were $4.7 million higher than that of the third quarter of 1995, reflecting the operation of the Company's new gasoil hydrotreater during 1996 and, during 1995, a temporary reduction in refinery operating expenses caused by the June 1995 explosion and fire at the Wilmington refinery. However, refinery operating costs of $2.33 per barrel of throughput decreased by 8.9% as compared to the third quarter of 1995 as a result of the increase in refinery throughput attributable to the gasoil hydrotreater. Selling, general and administrative expenses for the third quarter of 1996 totaled $6.1 million as compared to $(2.2) million for the corresponding quarter of 1995, as expenses for the third quarter of 1995 were completely offset by the settlement of a liability for $7.7 million less than that previously accrued. Depreciation expense for the third quarter of 1996 was $11.6 million or $2.7 million higher than in the third quarter of 1995, due to the completion of the gasoil hydrotreater during the fourth quarter of 1995. Net interest charges for the quarter of $7.8 million were $2.9 million higher than in the corresponding quarter in 1995 principally due to the capitalization of interest attributable to the construction of the gasoil hydrotreater during the third quarter of 1995.

During the third quarter of 1996, West Coast refining margin averaged $5.21 per barrel of throughput or 18.4% higher than the corresponding quarter in 1995 as wholesale prices increased in response to earlier increases in crude oil prices. In addition, refining margins during the quarter ended September 30, 1995 suffered from a narrower price differential between heavy and light crude oils and an oversupply of gasoline. Refinery throughput of 109,200 BPD during the quarter was 37.5% higher than in the third quarter of 1995 as additional feed and blendstocks were processed through the gasoil hydrotreater. Additionally, refinery throughput during the third quarter of 1995 suffered due to unplanned down time at several of the refinery's operating units and the June 1995 crude oil heater explosion and fire.

Retail marketing margins of 14.3 cents per gallon during the third quarter of 1996 were 1.7 cents per gallon higher than the third quarter of 1995. Overall retail sales volume during the third quarter of 1996 averaged 37,800 BPD or 7.4% higher than during the third quarter of 1995, principally due to the addition of ten new retail outlets since the inception of the Company's retail growth program in 1995. The company-operated retail network averaged 18,800 BPD during the third quarter of 1996, which was comparable to that of the third quarter of 1995.

Company-operated convenience store sales of $16.1 million and gross margin of 28.9% during the third quarter of 1996 were comparable to that of the third quarter of 1995. The profit contribution from convenience store sales offset 52.0% of the direct operating expenses of company-operated retail outlets. Net operating costs at company-operated retail outlets averaged 4.9 cents per gallon during the third quarter of 1996 compared to 4.6 cents per gallon in the corresponding period of 1995.

North East Operations

Sales and other revenues for the North East operations for the third quarter of 1996 of $606.9 million increased by 16.2% over the corresponding quarter of 1995 due to a 7.1% increase in average product prices and a 5.3% increase in overall product sales volume, to 153,000 BPD, during the third quarter of 1996 as compared to the third quarter of 1995.

The cost of products sold during the third quarter of 1996 averaged 54.4% of sales and other revenues as compared to 46.8% during the third quarter of 1995. Refinery operating expenses before depreciation for the third quarter of 1996 of $11.9 million were $2.2 million or 22.4% higher than in 1995 principally due to additional additive and chemical costs associated with the processing of acidic crude oils. As a result of the increase in refinery operating expenses and a decrease in refinery throughput attributable to crude and platformer unit turnarounds during the third quarter of 1996, refinery operating cost per barrel of throughput increased by 21 cents to $1.02. Selling, general and administrative expenses for the third quarter of 1996 of $45.3 million were $5.7 million higher than in the comparable quarter of 1995, principally due to $1.9 million of one-time costs associated with the proposed merger of Diamond Shamrock, Inc. with and into the Company (See Part II -- Other Information) and certain corporate office reorganization costs.

Net interest expense for the third quarter of 1996 of $3.7 million was $2.1 million lower than in the third quarter of 1995 reflecting the Company's positive cash flow in the North East.

Refining margin of $1.53 per barrel of throughput during the third quarter of 1996 was $.99 below that of the corresponding quarter of 1995 as refining margins were severely impacted by a sharp rise in crude oil costs during the quarter. Refinery throughput during the third quarter of 1996 of 126,800 BPD was slightly lower than in the third quarter of 1995 due to previously mentioned crude and platformer unit turnarounds.

Retail marketing margin of 17.4 cents per gallon during the third quarter of 1996 decreased 11.4 cents from the corresponding quarter of 1995 as intense competitive pressure prevented retail prices from keeping pace with rising crude oil and wholesale product prices. As a result of the Company's retail growth and "Value Plus" product pricing programs and its program to increase the number of company operated sites, retail marketing volumes during the third quarter of 1996 increased to 59,600 BPD from 50,900 BPD during the same period of 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Financial and operating data by geographic area for the nine month periods ended September 30, 1996 and 1995 is as follows:

Financial Data:

                                                            Nine Months Ended September 30,
                                     ----------------------------------------------------------------------------------
                                                      1996                                        1995(1)
                                     -------------------------------------   ------------------------------------------

                                      West Coast   North East(2)    Total    West Coast      North East(2)    Total
                                      ----------   -------------    -----    ----------      -------------    -----
                                                                   (in thousands)

Sales and other revenues ........   $ 1,611,459   $ 1,747,179   $ 3,358,638   $ 1,243,637    $ 1,543,552   $ 2,787,189
Cost of products sold ...........     1,049,249       897,719     1,946,968       766,956        765,564     1,532,520
Operating expenses ..............       114,055        91,001       205,056       117,744         86,060       203,804
Selling, general and
  administrative expenses(3) ....        21,458       124,378       145,836         4,785        123,399       128,184
Taxes other than income taxes ...       347,517       558,463       905,980       321,201        483,487       804,688
Depreciation and amortization ...        33,262        19,438        52,700        24,299         18,152        42,451
                                    -----------   -----------   -----------   -----------    -----------   -----------
    Operating income ............        45,918        56,180       102,098         8,652         66,890        75,542
Interest expense, net ...........        18,842        12,969        31,811        12,680         19,237        31,917
                                    -----------   -----------   -----------   -----------    -----------   -----------
    Income (loss) before income
      taxes and cumulative effect
      of accounting change ......   $    27,076   $    43,211   $    70,287   $    (4,028)   $    47,653        43,625
                                    ===========   ===========                 ===========    ===========
Provision for income taxes ......                                    26,714                                     17,003
                                                                -----------                                 -----------
    Income before cumulative
      effect of accounting
      change ....................                                    43,573                                     26,622
Cumulative effect to December
  31, 1994 of accounting change,
  net of income taxes ...........                                                                               22,024
                                                                -----------                                -----------
      Net income ................                               $    43,573                                $    48,646
                                                                ===========                                ===========

(1) During the third quarter of 1996, the Company changed its presentation of sales and other revenues to include excise and state motor fuel taxes and began reporting taxes other than income taxes apart from other expense captions. The sales and other revenues and taxes other than income taxes for the third quarter of 1995 reflect the reclassification of such taxes to conform to the presentation used in 1996.

(2) The North East results include the Company's operation in eastern Canada and the northeast United States, as well as the unallocated costs of the Corporate office.

(3) Selling, general and administrative expenses for the West Coast for the nine months ended September 30, 1995, have been reduced by the settlement of a liability for $15 million less than that previously recorded.

Operating Data:                                            Nine Months Ended
                                                             September 30,
                                                            1996      1995
                                                          -------    ------
West Coast

         Wilmington Refinery
                  Throughput (BPD) ....................   101,700    78,000
                  Margin (dollars per barrel) .........      5.15      3.96

         Retail Marketing
                  Sales volume (BPD) ..................    36,800    34,100
                  Overall margin (cents per gallon)(1)       11.3      12.5

         Retail Marketing - Company-operated Only(2)
                  Sales volume (BPD) ..................    18,400    18,100
                  Fuel margin (cents per gallon) ......      14.1      13.0
                  Average number of retail outlets ....       149       145

North East

         Quebec Refinery
                  Throughput (BPD) ....................   139,500   137,700
                  Margin (dollars per barrel)(3) ......      3.08      2.05

         Retail Marketing
                  Sales (BPD) .........................    59,000    55,400
                  Fuel margin (cents per gallon)(1) (3)      22.1      27.3

(1) Overall retail marketing margin includes sales of petroleum products through company and dealer-operated retail outlets as well as sales of convenience store items at company-operated outlets. Overall retail marketing margin excludes excise and state motor fuel taxes.

(2) Fuel margin at company-operated retail outlets consists of sales of petroleum products only (excluding convenience store items and excise and state motor fuel taxes).

(3) Effective January 1, 1996, the Company modified its policy for pricing refined products transferred from its Quebec refinery to its North East marketing operations to more closely reflect the spot market prices for such refined products. To facilitate the comparison to the operating data for the nine months ended September 30, 1996, the amounts reported for the nine months ended September 30, 1995 have been adjusted to reflect the pricing policy change as if it had occurred on January 1, 1995. The refining margin and retail marketing margin originally reported for the nine month period ended September 30, 1995 were $3.32 per barrel and 22.8 cents per gallon, respectively.

General

Net income for the nine month period ended September 30, 1996 totaled $43.6 million as compared to $48.6 million (including the cumulative effect of a change in accounting for refinery maintenance turnaround costs of $22.0 million) for the nine month period ended September 30, 1995. On the West Coast, income before income taxes for the nine month period ended September 30, 1996 was $27.1 million as compared to a loss of $4.0 million for the corresponding period of 1995. This increase resulted from improved refining margin, refinery throughput and retail marketing volume. In the North East, income before income taxes of $43.2 million was $4.4 million below that of the corresponding period of 1995, principally due to lower retail marketing margin and higher operating expenses during the nine month period ended September 30, 1996.

During the quarter ended September 30, 1996, the Company adjusted its estimate of its overall effective income tax rate for the year ending December 31, 1996 from 39.8% to 38.0% to reflect certain state tax credits which became available during the third quarter of 1996.

West Coast Operations

Sales and other revenues for the West Coast operations for the first nine months of 1996 of $1,611.5 million were $367.8 million or 29.6% higher than for the first nine months of 1995, principally due to a 24.2% increase in overall product sales volume, to 157,300 BPD, and an 11.5% increase in average product prices.

The cost of products sold during the first nine months of 1996 averaged 65.1% of sales and other revenues as compared to 61.7% during the nine months ended September 30, 1995. Refinery operating expenses, before depreciation, of $67.4 million were 6.8% higher than in the corresponding period of 1995, principally due to the operation of the Company's new gasoil hydrotreater. Selling, general and administrative expenses for the first nine months of 1996 of $21.5 million were $16.7 million above those of the corresponding period of 1995, principally due to the favorable settlement of a liability during the first nine months of 1995 for $15.0 million less than that previously accrued. Depreciation for the first nine months of 1996 was $33.3 million or $9.0 million higher than in the first nine months of 1995, principally due to the completion of the gasoil hydrotreater during the fourth quarter of 1995. Net interest charges for the first nine months of 1996 of $18.8 million were $6.2 million higher than in the corresponding period in 1995 due to the capitalization of interest attributable to the construction of the gasoil hydrotreater during the first nine months of 1995.

During the nine month period ended September 30, 1996, refining margins at the Wilmington refinery were $5.15 per barrel of throughput or 30.1% higher than during the same period in 1995, due to sustained higher wholesale product prices and expansion of the heavy to light crude oil price differential. Refinery throughput of 101,700 BPD during the first nine months of 1996 was 23,700 BPD or 30.4% higher than the same period of 1995 as a result of the processing of additional feed and blendstocks through the gasoil hydrotreater during 1996 and unplanned downtime attributable to the previously mentioned explosion and fires experienced during 1995.

Retail marketing margins of 11.3 cents per gallon during the nine month period ended September 30, 1996 were 1.2 cents per gallon or 9.6% lower than the same period in 1995 as retail product prices did not keep pace with the increase in wholesale prices. Overall retail sales volume averaged 36,800 BPD during the first nine months of 1996, an increase of 2,700 BPD or 7.9% from the same period in 1995, while the company-operated network averaged 18,400 BPD, which was comparable to the first nine months of 1995.

Both company-operated convenience store sales of $44.1 million and gross margin of 28.7% for the nine month period ended September 30, 1996 were comparable to the same period in 1995. The profit contribution from convenience store sales offset 49.2% of the direct operating expenses of company-operated retail outlets during 1996. Net operating costs at company-operated retail outlets averaged
6.4 cents per gallon during the first nine months of 1996 compared to 5.2 cents per gallon in the corresponding period of 1995.

North East Operations

Sales and other revenues for the North East operations for the nine month period ended September 30, 1996 of $1,747.2 million were $203.6 million or 13.2% higher than revenues in the corresponding period in 1995. The increase in revenues was attributable to a 7.4% increase in average product prices and a 3.3% increase in product sales volume to 152,200 BPD for the first nine months of 1996.

The cost of products sold for the first nine months of 1996 averaged 51.4% of sales and other revenues as compared to 49.6% during the first nine months of 1995. Refinery operating expenses before depreciation for the first nine months of 1996 of $34.5 million were $4.8 million or 16.3% higher than in 1995 due to increased additive and chemical costs associated with the processing of acidic crude oils and the cost of unscheduled storage tank repairs. As a result of the increase in refinery operating expenses, refinery operating expense per barrel of throughput increased 13.9% over the first nine months of 1995 to $.90 per barrel. Selling, general and administrative expenses during the first nine months of 1996 of $124.4 million increased by $1.0 million as compared to 1995 principally due to $1.9 million of one-time costs associated with the proposed merger of Diamond Shamrock, Inc with and into the Company. (See Part II -- Other Information) and certain corporate office reorganization costs recorded during 1996. Selling, general and administrative expenses for the nine month period ended September 30, 1995 include a $3.0 million charge for the reorganization of the North East marketing and supply operations. Net interest costs for the first nine months of 1996 of $13.0 million were $6.3 million or 32.6% lower than the first nine months of 1995 as positive cash flow in the North East eliminated the need for short-term borrowings.

Refining margin of $3.08 per barrel of throughput during the first nine months of 1996 increased by $1.03 as compared to that of the corresponding period of 1995, principally due to strong wholesale product prices and the benefit of processing lower cost acidic crude oils. Refinery throughput for the first nine months of 1996 of 139,500 BPD increased by 1,800 BPD as compared to 1995.

Retail marketing margin of 22.1 cents per gallon during the first nine months of 1996 was 19.0% lower than during the corresponding period of 1995 as crude oil and wholesale product prices increased at a faster pace than retail prices. Retail marketing volume of 59,000 BPD during the first nine months of 1996 was slightly better than the volume for the corresponding period of 1995 of 55,400 BPD as a result of the Company's retail growth and "Value Plus" product pricing programs and its program to increase the number of company-operated retail sites.

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

During the third quarter of 1996, industry refining and marketing margins in the North East were weak as crude oil prices rose rapidly, reaching post-Gulf war highs, and intense competitive pressure kept retail prices down. On the West Coast, refining and marketing margins were less affected by the increase in crude oil costs. Through mid-November 1996, North East refining and retail marketing margins have improved from the very low levels experienced in the third quarter of 1996. However, West Coast refinery margins during the same period have declined due to higher crude oil costs and reduced demand resulting from the end of the summer driving season.

Capital Expenditures

The refining and marketing of petroleum products is a capital intensive business. The capital requirements of the Company's operations consist primarily of (i) non-discretionary expenditures, such as those required to maintain reliability and safety and to address environmental regulations; and (ii) discretionary opportunity expenditures, such as those being currently made to enhance retail marketing profitability.

During the nine month period ended September 30, 1996, capital expenditures (excluding North East home heat business acquisitions) totaled $80.6 million, of which $17.5 million related to the completion of the high-pressure gasoil hydrotreater at the Wilmington refinery. The addition of the gasoil hydrotreater increased the Wilmington refinery's ability to upgrade unfinished product into finished product and to process lower cost heavy, sour crude oil and less-expensive feedstocks. Capital expenditures also included $8.0 million for modifications to the Quebec refinery to enhance its ability to process acidic crude oils and $9.3 million for modifications to the refinery's facilities to accommodate a unit train to transport product from the refinery to Montreal. During the nine month period, the Company also spent $7.9 million and $3.7 million on retail growth projects on the West Coast and in the North East, respectively.

In conjunction with its plans to expand and upgrade its retail marketing operations in the northeast, the Company also spent $14.0 million during the first nine months of 1996 to acquire the operating assets of a wholesale distributor and a retail home heating operation in the northeast United States.

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

Liquidity and Capital Resources

At September 30, 1996, the Company had a cash position of $190.9 million. The Company has committed, unsecured bank facilities which provide a maximum of $200 million and Cdn. $200 million of available credit to its subsidiaries, Ultramar Inc. and Canadian Ultramar Limited, respectively, and a $200 million commercial paper program supported by the unsecured bank facility of Ultramar Inc. The Company's bank facilities require the maintenance of certain financial ratios and contain covenants that must be complied with before its subsidiaries can pay cash dividends and make loans to the Company. The Company believes these covenants will not have a significant impact on the Company's liquidity or its ability to pay dividends. At September 30, 1996, the Company had approximately $278.5 million of remaining borrowing capacity under the committed bank facilities and commercial paper program. The Company presently has an additional $350.7 million of borrowing capacity under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its credit facilities, the Company has $50.0 million available under a debt shelf registration previously filed with the Securities and Exchange Commission. The net proceeds from any offering under the existing shelf registration would add to the Company's working capital and would also be available for general corporate purposes.

In July 1996, the Company entered into a lease agreement pursuant to which the lessor has agreed to finance the construction and/or acquisition of retail marketing sites up to $100 million and to lease these sites to the Company at lease rates based on site costs and current interest rates. Substantially all of the $100 million commitment is presently available to the Company.

The Company believes its current sources of funds will be sufficient to satisfy its capital expenditure, working capital, debt service and dividend requirements for at least the next twelve months.

In connection with the plan of Merger with Diamond Shamrock, the Company has begun to negotiate new credit and lease facilities for the Combined Company.

On October 22, 1996, the Company declared a dividend of $.275 per common share payable on December 16, 1996 to holders of record on November 15, 1996.

Cash Flows for the Nine Months Ended September 30, 1996

During the nine months ended September 30, 1996, the Company's cash position increased $64.1 million to $190.9 million. Net cash provided by operating activities before changes in non-cash operating assets and liabilities was $120.7 million. Net cash provided by operating activities after changes in non-cash operating assets and liabilities totaled $124.0 million.

Net cash used in investing activities during the nine month period ended September 30, 1996 totaled $98.6 million and included the capital expenditures and acquisitions of marketing operations previously mentioned, net of proceeds from asset disposals, as well as an increase of deferred refinery maintenance turnaround costs.

Financing activities during the nine month period ended September 30, 1996, provided net cash of $38.2 million, consisting of borrowings under the Company's commercial paper program ($69.1 million) and the issuance of Common Stock upon the exercise of employee stock options ($5.9 million), partially offset by the payment of dividends ($36.7 million).

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

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar remained relatively stable during the first nine months of the year. However, the value at September 30, 1996 was substantially lower than that at the time of the Company's investment in its Canadian operations in 1992. As a result, the Company's net equity at September 30, 1996 has been reduced by $54.5 million.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Pro Forma Condensed Financial Information of Ultramar Corporation and Diamond Shamrock, Inc. (the "Combined Company")

On September 22, 1996, Ultramar entered into an agreement and plan of merger with Diamond Shamrock, pursuant to which, among other things, (i) Diamond Shamrock will be merged with and into Ultramar, (ii) each issued and outstanding share of Diamond Shamrock Common Stock will be converted into the right to receive 1.02 shares of Ultramar Common Stock, (iii) each issued and outstanding share of 5% Cumulative Convertible Preferred Stock of Diamond Shamrock will be converted into the right to receive one share of a newly established series of 5% Cumulative Convertible Preferred Stock of Ultramar, and (iv) Ultramar's certificate of incorporation will be amended to increase the authorized number of shares of Ultramar Common Stock from 100 million to 250 million shares and to change Ultramar's name to "Ultramar Diamond Shamrock Corporation."

The following pro forma condensed financial information gives effect to the merger of Ultramar and Diamond Shamrock which is expected to be accounted for as a pooling of interests. The pro forma condensed balance sheet gives effect to the Merger as if it had occurred on September 30, 1996. The pro forma condensed statements of income give effect to the Merger as if it had occurred on January 1, 1995. In combining the financial information of Ultramar and Diamond Shamrock, certain reclassifications of historical financial data have been made to reflect the Merger and certain accounting policies that will be used by the Combined Company. Following the Merger, management of the Combined Company will conduct a complete review of the accounting policies employed by Ultramar and Diamond Shamrock, including the methods used to apply such policies, in order to identify the appropriate accounting practices to be applied by the Combined Company; additionally, management of the Combined Company will review, and when appropriate conform, the methods employed to develop and assess information used to make accounting estimates. Any adjustments or changes that may result from such reviews are expected to be recorded during the accounting period in which the Merger occurs, and may have a material effect on the results reported during such period.

The pro forma condensed balance sheet reflects an estimated $67.0 million charge (of which $1.9 million had been incurred at September 30, 1996) for the transaction and integration costs (a total of $47.0 million net of tax) expected to be incurred in connection with the Merger; however, because these charges are nonrecurring, they have not been reflected in the pro forma condensed statements of income. The pro forma financial information does not give effect to the anticipated cost savings expected to result from the Merger. The pro forma financial information is not necessarily indicative of the results that actually would have occurred had the Merger been consummated on the dates indicated or that may be obtained in the future.

                                       The Combined Company
                            Unaudited Pro Forma Condensed Balance Sheet
                                        September 30, 1996
                                           (In Millions)

                                                                        Pro Forma
                                                                        Adustments
                                                            Diamond     Increase      Pro Forma
                                               Ultramar    Shamrock     (Decrease)    Combined
                                               --------    --------     ----------    --------
              ASSETS
Current assets
  Cash and cash equivalents ..............   $    190.9  $     49.5                 $    240.4
  Accounts and notes receivables, net ....        215.1       222.4                      437.5
  Inventories ............................        260.8       326.4                      587.2
  Prepaid expenses and other
   current assets ........................         29.5        12.5    $   16.9 (1)       58.9
                                             ----------  ----------    ---------     ---------
    Total current assets .................        696.3       610.8        16.9        1,324.0

Other assets, net ........................         90.0       224.2                      314.2
Property, plant and equipment, net .......      1,296.7     1,405.8                    2,702.5
                                             ----------  ----------    ---------    ----------

Total assets .............................   $  2,083.0  $  2,240.8   $    16.9     $  4,340.7
                                             ==========  ==========   =========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current portion
   of long-term debt .....................   $       .2  $      4.5                 $      4.7
  Accounts payable .......................        233.1       179.9                      413.0
  Accrued liabilities ....................         95.7       123.5  $     65.1 (1)      284.3
  Accrued taxes ..........................        111.7        73.9        (3.1)(1)      182.5
                                             ----------  ----------   ---------     ----------
    Total current liabilities ............        440.7       381.8        62.0          884.5

Long-term debt, less current portion .....        669.6     1,014.2                    1,683.8
Other long-term liabilities ..............        161.5       118.7                      280.2
Deferred income taxes ....................         94.1        67.6                      161.7

Stockholders' equity
  Preferred stock, $.01 par value ........           .0                                     .0
  Common stock, $.01 per share ...........           .4          .3                         .7
  Additional paid-in capital .............        675.8       457.4                    1,133.2
  ESOP stock and stock held in treasury ..                    (34.4)                     (34.4)
  Unamortized restricted stock awards ....          (.2)                                   (.2)
  Retained earnings ......................         95.6       235.2       (45.1)         285.7
  Foreign currency translation
    adjustment ...........................        (54.5)                                 (54.5)
                                             ----------  ----------  ----------     ----------
      Total stockholders' equity .........        717.1       658.5       (45.1)       1,330.5
                                             ----------  ----------  ----------     ----------

Total liabilities and stockholders' equity   $  2,083.0  $  2,240.8  $     16.9     $  4,340.7
                                             ==========  ==========  ==========     ==========


See accompanying notes to unaudited pro forma condensed financial information

                                       The Combined Company
                         Unaudited Pro Forma Condensed Statement of Income
                               Nine Months Ended September 30, 1996
                               (In Millions, Except Per Share Data)

                                                                        Pro Forma
                                                                        Adustments
                                                          Diamond        Increase     Pro Forma
                                             Ultramar    Shamrock       (Decrease)     Combined
                                             --------    --------       ----------     --------
Sales and other revenues ..............   $   3,358.6  $   3,660.7     $  (21.6)(2)  $    6,997.7
Operating costs and expenses
  Cost of products sold ...............       1,946.9      2,325.3                        4,272.2
  Operating expenses ..................         205.1        460.2                          665.3
  Selling, general and
     administrative expenses ..........         145.8         71.3                          217.1
  Taxes other than income taxes .......         906.0        603.1                        1,509.1
  Depreciation and amortization .......          52.7         78.2                          130.9
                                          -----------  -----------                   ------------
    Total operating costs and expenses        3,256.5      3,538.1                        6,794.6
                                          -----------  -----------     --------      ------------

Operating income ......................         102.1        122.6        (21.6)            203.1
Interest income .......................           7.8                      21.6 (2)          29.4
Interest expense ......................         (39.6)       (55.0)                         (94.6)
                                          -----------  -----------     --------      ------------

Income before income taxes ............          70.3         67.6           .0             137.9
Provision for income taxes ............          26.7         28.1                           54.8
                                          -----------  -----------                   ------------

Net income ............................          43.6         39.5                           83.1

Dividend requirement on preferred stock                        3.2                            3.2
                                          -----------  -----------     --------      ------------
Earnings applicable to common shares ..   $      43.6  $      36.3     $     .0      $       79.9
                                          ===========  ===========     ========      ============

Income per common and common
  equivalent share(3)
    Primary ...........................   $       .97  $      1.23                   $       1.06
    Fully diluted .....................           .96         1.21                           1.06

Weighted average number of common
  and common equivalent shares used in
  computation(3)
     Primary ..........................          45.1         29.4                           75.1
     Fully diluted ....................          45.2         32.7                           78.5


See accompanying notes to unaudited pro forma condensed financial information

                                                       The Combined Company
                                        Unaudited Pro Forma Condensed Statement of Income
                                               Nine Months Ended September 30, 1995
                                               (In Millions, Except Per Share Data)

                                                                                                  Pro Forma
                                                                                  Diamond         Adjustments
                                                                                  Shamrock         Increase            Pro Forma
                                                              Ultramar           Pro Forma (4)    (Decrease)            Combined
                                                              --------           ---------       ----------             -------

Sales and other revenues................................      $2,787.2          $3,470.5         $(13.0) (2)            $6,244.7
Operating costs and expenses
 Cost of products sold..................................      1,532.5            2,311.6                                 3,844.1
 Operating expenses.....................................        203.8              304.7                                   508.5
 Selling, general and
   administrative expenses..............................        128.2               91.0                                   219.2
 Taxes other than income taxes..........................        804.7              587.2                                 1,391.9
 Depreciation and amortization..........................         42.5               66.7                                   109.2
                                                            ---------         ----------                                --------
   Total operating costs and expenses...................      2,711.7            3,361.2                                 6,072.9
                                                             --------           --------         -------                --------

Operating income........................................         75.5              109.3          (13.0)                   171.8
Interest income.........................................          2.7                              13.0 (2)                 15.7
Interest expense........................................        (34.6)             (50.4)                                  (85.0)
                                                            ---------         ----------         -------                ---------

Income before income taxes and
 cumulative effect of accounting change.................         43.6               58.9             .0                    102.5
Provision for income taxes..............................         17.0               23.7                                    40.7
                                                            ---------         ----------                               ---------

Income before cumulative
  effect of accounting change...........................         26.6               35.2                                    61.8

Dividend requirement on preferred stock                                              3.2                                     3.2
                                                         ------------        -----------        -------               ----------
Earnings applicable to common shares....................   $     26.6         $     32.0        $    .0               $     58.6
                                                           ==========         ==========        =======               ==========

Income per common and common
equivalent share before cumulative
  effect of accounting change (3)
    Primary.............................................         $.69              $1.10                                    $.85
    Fully diluted.......................................          .69               1.08                                     .85

Weighted average number of common
  and common equivalent shares used in
  computation (3)
     Primary............................................         39.0               29.1                                    68.7
     Fully diluted......................................         39.1               32.4                                    72.1

See accompanying notes to unaudited pro forma condensed financial information

                              The Combined Company
           Notes to Unaudited Pro Forma Condensed Financial Statements


1. A liability of $65.1 million has been recorded in the pro forma condensed balance sheet to reflect management's estimate of additional transaction and integration costs related to the Merger expected to be incurred subsequent to September 30, 1996. The tax benefits associated with these costs are reflected as adjustments to current deferred income taxes of $16.9 million and accrued taxes of $3.1 million. The net effect of these adjustments has been reflected as a reduction in retained earnings of $45.1 million.

2. Diamond Shamrock interest income has been reclassified from sales and other revenues to interest income to conform to the financial presentation of the Combined Company.

3. Income per common and common equivalent share for the Combined Company is based on the historical weighted average number of common and common equivalent shares outstanding for each Company during the respective period adjusted to reflect the exchange ratio of 1.02 shares of Ultramar Common Stock for each share of Diamond Shamrock Common Stock or common stock equivalent.

4. The historical statements of income for the nine months ended September 30, 1995 of Diamond Shamrock have been adjusted to give pro forma effect to Diamond Shamrock's acquisition of National Convenience Stores Incorporated ("NCS") on December 14, 1995 as if the transaction had occurred on January 1, 1995. The principal pro forma adjustments to Diamond Shamrock's historical statements of income for the nine months ended September 30, 1995 related to the NCS acquisition are (i) an increase in amortization expense of $5.2 million to reflect amortization of purchase price in excess of the fair value of the acquired net assets, (ii) an increase in interest expense of $9.7 million related to the net additional debt incurred to finance the acquisition, and (iii) an additional income tax benefit of $
     3.5 million to reflect the income tax effect of the additional interest expense incurred.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit                                                             Incorporated by Reference to the
Number      Description                                             Following Documents
-----       ---------------------------------------------------     ----------------------------------

 2.1        Agreement and Plan of Merger between Ultramar           Current Report on Form 8-K dated
            Corporation and Diamond Shamrock, Inc. as of            September 25, 1996, Exhibit 2.1
            September 22, 1996.

 4.1        Amendment dated as of September 22, 1996, to the        Current Report on Form 8-K dated
            Rights Agreement dated as of June 25, 1992              September 25, 1996, Exhibit 4.1
            between Ultramar Corporation and Registrar and
            Transfer Company (as successor rights agent to First
            City, Texas-Houston, National Association) as
            amended by the First Amendment dated as of
            October 26, 1992 and the Amendment dated as of
            May 10, 1994.

 4.2        Rights Agreement dated as of June 25, 1992              Current Report on Form 8-K dated
            between Ultramar Corporation and Registrar and          September 25, 1996, Exhibit 4.2
            Transfer Company (as successor rights agent to First
            City, Texas-Houston, National Association) as
            amended by the First Amendment dated as of
            October 26, 1992, and the Amendment dated as of
            May 10, 1994 (incorporated by reference to
            Registration Statement on Form S-1 (File No. 33-
            47586), Exhibit 4.2; Quarterly Report on Form 10-
            Q for the Quarter Ended September 30, 1992,
            Exhibit 4.2; Annual Report on Form 10-K for the
            Year Ended December 31, 1994, Exhibit 4.3).

 10.1       Stock Option Agreement dated as of September 22,        Current Report on Form 8-K dated
            1996 between Diamond Shamrock, Inc., as Issuer,         September 25, 1996, Exhibit 10.1
            and Diamond Shamrock, Inc., as Grantee.

 10.2       Stock Option Agreement dated as of September            Current Report on Form 8-K dated
            22, 1996 between Ultramar Corporation, as               September 25, 1996, Exhibit 10.2
            Issuer, and Diamond Shamrock, Inc., as Grantee.

 11         Statement re: Computation of Earnings Per Share         +


-------------------------------------
+   Filed herewith.


(b) Reports on Form 8-K

     Current Report on Form 8-K dated September 25, 1996 (File No. 1-11154) relating to the proposed merger of Diamond Shamrock, Inc. with and into Ultramar.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ULTRAMAR CORPORATION
 (REGISTRANT)



By: /S/ H. PETE SMITH
    -----------------
    H. PETE SMITH
    SENIOR VICE PRESIDENT
    AND CHIEF FINANCIAL OFFICER
    NOVEMBER 12, 1996