Form 10-K
period 1996-12-31
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1997-03-31
CIK 887207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NUMBER 1-11154

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION*
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              13-3663331
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    9830 COLONNADE BOULEVARD
       SAN ANTONIO, TEXAS                                           78230
(Address of principal executive offices)                          (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 641-6800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class:               Name of each exchange on which registered:
   ----- -- ---- ------               ---- -- ---- -------- -- ----- -----------
   COMMON STOCK, $.01 PAR VALUE       NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:

Common Stock, $.01 Par Value $2,266,462,381

The number of shares outstanding of the registrant's common stock as of February 28, 1997:

Common Stock, $.01 Par Value-- 74,761,739 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual stockholders' meeting to be held on May 6, 1997 are incorporated by reference into Part III.

* The Registrant was formerly known as Ultramar Corporation. Following the merger of Diamond Shamrock, Inc. with and into Ultramar Corporation, the Registrant was renamed Ultramar Diamond Shamrock Corporation.

                               TABLE OF CONTENTS


ITEM          PAGE
----          ----
PART I         1   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

               2   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

               3   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

               4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . .        17

PART II        5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

               6   SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

               7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . .        20

               8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . .        31

               9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . .        56

PART III      10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . .        56

              11   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        56

              12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        56

              13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . .        56

PART IV       14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                   AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        57

SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        66


CERTAIN FORWARD-LOOKING STATEMENTS

This Annual Report (including the documents incorporated by reference herein) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on beliefs of, as well as assumptions made by and information currently available to, the management of the Company. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to, among other things, the operations and results of operations of the Company, competitive factors and pricing pressures, shifts in market demand and general economic conditions, and assumed cost savings and other synergistic benefits of the Merger. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

ULTRAMAR DIAMOND SHAMROCK CORPORATION


                                     PART I

ITEM 1.  BUSINESS

Ultramar Diamond Shamrock Corporation (the "Company" or "UDS", formerly Ultramar Corporation), was formed in April 1992 to acquire the United States and Canadian refining and marketing operations of Ultramar PLC from LASMO plc, a U.K. oil and gas exploration and production company. On December 3, 1996, Diamond Shamrock, Inc. ("Diamond Shamrock") merged with and into the Company (the "Merger"). In connection with the Merger, the Company issued 29,876,507 shares of its Common Stock and 1,725,000 shares of its newly created 5% Cumulative Convertible Preferred Stock in exchange for all the outstanding Common Stock and 5% Cumulative Convertible Preferred Stock of Diamond Shamrock. The shareholders of Diamond Shamrock received 1.02 shares of UDS Common Stock for each share of Diamond Shamrock Common Stock and one share of UDS 5% Cumulative Convertible Preferred Stock for each share of Diamond Shamrock 5% Cumulative Convertible Preferred Stock. The Company also amended its certificate of incorporation to change its name from Ultramar Corporation to Ultramar Diamond Shamrock Corporation. The Common Stock is listed on the New York and Montreal stock exchanges under the symbols "UDS" and "ULR," respectively. UDS has approximately 17,200 employees and its principal executive offices are located at 9830 Colonnade Boulevard, San Antonio, Texas 78230, (210) 641-6800.

The Company is a leading independent refiner and marketer of petroleum products in the southwest United States (the "Southwest") and the northeast United States and eastern Canada (collectively, the "Northeast"). In 1996, the Company sold over 400,000 barrels per day ("BPD") of petroleum products and had total revenues of $10.2 billion. The Company is one of the largest independent refining and marketing companies in the United States and the largest retail marketer of gasoline in the state of Texas. The Company owns and operates a 150,000 BPD refinery near Amarillo, Texas (the "McKee Refinery"), a 100,000 BPD refinery in Los Angeles County, California (the "Wilmington Refinery") and an 90,000 BPD refinery near San Antonio, Texas (the"Three Rivers Refinery"). The Company markets petroleum products and a broad range of convenience store items and other merchandise in the Southwest under the Diamond Shamrock(R), Beacon(R), and Ultramar(R) brand names through a network of 2,972 outlets located across ten states. The Company also stores and markets natural gas liquids, manufactures and markets anhydrous ammonia and polymer-grade propylene at its facilities at Mont Belvieu, near Houston, and operates certain other related businesses in the Southwest.

The Company is also one of the largest independent petroleum refining and marketing companies in the Northeast. The Company owns and operates a 160,000 BPD refinery in St. Romuald, Quebec (the "Quebec Refinery") and markets petroleum products through 1,320 retail outlets and 84 cardlocks. The Company is also one of the largest retail home heating oil companies in the Northeast, selling heating oil to approximately 210,000 households.


THE COMPANY'S OPERATIONS

See Note 17 to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for financial information regarding the Company and its domestic and foreign operations. Southwest Refining

The Company owns and operates three modern refineries strategically located near its key markets. Two of the refineries are located in Texas, serving markets in Texas and surrounding states. The other southwestern refinery is located in Wilmington, near Los Angeles, serving markets primarily in California and Arizona.

The McKee Refinery, located near Amarillo, Texas, and the Three Rivers
Refinery, located near San Antonio, Texas, have an aggregate refining capacity of approximately 225,000 BPD of throughput. The Three Rivers Refinery relies primarily on foreign crude oil for feedstock while the McKee Refinery uses a varying blend of domestically produced crude oils. In 1996, the crude oil processed at the McKee Refinery had an average gravity of 39.5degreesAPI, and a 0.25wt% sulfur content. Crude oil processed at the Three Rivers Refinery had an average gravity of 37.2 degrees API and a 0.25wt% sulfur content. The Company operated the McKee and Three Rivers refineries at levels which averaged 96% of capacity in 1996. Approximately 94% of the refinery output was light end products, including gasoline, diesel, jet fuels, and liquefied petroleum gases. The refineries also produce sulfur, sulfuric acid, ammonium thiosulfate, refinery grade propylene, fuel oil, asphalt and carbon black oil.

The Wilmington Refinery is capable of processing over 100,000 BPD of total throughput, including over 70,000 BPD of crude oil and, because of additional capacity in its downstream units, over 30,000 BPD of partially refined feedstocks and blendstocks. Like other California refineries, the Wilmington Refinery operates principally on a blend of Californian and Alaskan North Slope crude oils, supplemented, to a limited extent, by foreign crude oils. Given its coking and desulfurizing capabilities, the Wilmington Refinery is particularly well suited to process heavy, high-sulfur crude oils, which historically have cost less than other crude oils. In 1996, the Wilmington Refinery's processing stream was comprised of approximately 32% heavy sour crude oil, 40% heavy crude oil and 28% of the more expensive Alaskan North
Slope crude oil (or its equivalent). In 1996, the crude oil processed at the Wilmington Refinery had an average gravity of 22 degrees API and a 2.1wt% sulfur content.

The McKee Refinery supplies conventional gasoline and, since 1994, Federal specification reformulated gasoline ("RFG") and other oxygenated gasoline, to markets in Texas and surrounding states. A portion of the oxygenates used in manufacturing RFG and other oxygenated gasoline is manufactured at the McKee Refinery and the balance is obtained from other manufacturers. The McKee plant also manufactures low-sulfur diesel meeting governmental specifications for on-road use.

During 1995 and 1996, the Company completed work on several expansion projects at its Three Rivers Refinery which allow the refinery to be more flexible in selecting its crude oil feedstock, to upgrade its product slate and to expand its throughput capacity to approximately 90,000 BPD. The projects included a demetalized oil hydrotreater, a hydrogen plant, a sulphur recovery plant and expansion of the crude unit. The final phase of the expansion, the heavy gasoil hydrotreater, was completed during the third quarter of 1996.

The Three Rivers Refinery began processing natural gas liquids ("NGL") from local gas processing plants in early 1995. A 50-mile pipeline and modifications to existing equipment were completed in March 1996 to enable the Three Rivers plant to produce and transport a purity ethane product to a commercial ethylene plant for processing.

The Company is nearing completion of a benzene/toluene/xylene ("BTX") extraction and fractionation unit at the Three Rivers Refinery, which will enable the Company to recover these valuable petrochemical feedstocks from the refinery's gasoline pool. Completion of the BTX unit is scheduled for the first quarter of 1997.

The Wilmington Refinery produces unleaded gasolines, diesel fuel, jet fuel, petroleum coke and other unfinished products. In 1996, the Wilmington Refinery had an average throughput of 102,700 BPD with a saleable yield of approximately 101%, including a light products yield of approximately 92%. In 1996, the Wilmington Refinery produced 53,400 BPD of unleaded gasoline and 31,100 BPD of distillate, of which 26,200 BPD was jet and diesel fuel.

The Wilmington Refinery is the newest refinery in California and one of the most modern, technologically-advanced and energy-efficient refineries in North America. The majority of its facilities were constructed in the early 1980s and were built to comply with environmental regulations and permitting requirements applicable to newly constructed facilities in California which were in many respects more stringent than those applicable to then existing facilities. In September 1994, the Company completed the construction of a naphtha hydrotreating unit, enabling the Wilmington Refinery to produce 100% Federal specification RFG. In the first quarter of 1996, the Company completed a capital program which enabled the refinery to produce 100% California Air Resources Board ("CARB") specification reformulated gasoline. The Company also completed the construction of a high-pressure gasoil hydrotreating unit (the "GOH") in 1996, which increased the capacity of the Wilmington Refinery to produce finished product and enabled the refinery to run a lower cost, higher sulfur gasoil and additional lower cost, heavy, higher sulfur crude oils. Completion of these two projects increased throughput capacity at the Wilmington Refinery by 10,000 BPD to 100,000 BPD.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures".

Southwest Supply and Distribution

The ability to supply the Company's refineries from a variety of sources is essential to remain competitive. The Company's network of crude oil pipelines gives the Company the ability to acquire crude oil from producing leases, major domestic oil trading centers and Gulf and West Coast ports and to transport crude oil to the Company's southwestern refineries at a competitive cost.

The McKee Refinery has access to crude oil from the Texas Panhandle, Oklahoma, southwestern Kansas and eastern Colorado through approximately 1,223 miles of crude oil pipeline owned or leased by the Company. This refinery is also connected by common carrier pipelines to major crude oil centers in Cushing, Oklahoma and Midland, Texas. The McKee Refinery also has access at Wichita Falls, Texas to major pipelines which transport crude oil from the Texas Gulf Coast and major West Texas oil fields into the Mid-Continent region. The Company has tankage to store approximately 520,000 barrels of crude oil at the McKee Refinery and tankage to store an additional 928,000 barrels throughout the system supplying crude oil to the refinery.

The Three Rivers Refinery has access to crude oil from foreign sources delivered to the Texas Gulf Coast at Corpus Christi, Texas, as well as crude
oil from domestic sources.   A new crude oil terminal in Corpus Christi, which
has a total storage capacity of 1.6 million barrels, was added in 1995 to enhance its access to foreign crude oil. The addition of a fourth 400,000 barrel tank to the terminal in the first half of 1996 enables the Company to be more flexible in taking delivery of and in blending crude oil feedstock for the Three Rivers Refinery. The addition of the new tank should also reduce the Company's demurrage expense (the charge assessed by a ship for the time it is delayed in port to unload cargo) by allowing the Company to accept delivery of larger crude oil cargos at the terminal, thereby decreasing the number of such deliveries and reduce transportation expense by eliminating the need to terminal a portion of the Company's crude oil receipts through facilities located near Corpus Christi which are owned by other parties. The Corpus Christi crude oil terminal is connected to the Three Rivers Refinery by a 92 mile pipeline which has the capacity to deliver 120,000 barrels of crude oil per day to the refinery. The Three Rivers Refinery also has access to West Texas Intermediate crude oil through common carrier pipelines and to crude oil production in South Texas.

The Wilmington Refinery has 2.8 million barrels of storage capacity and is connected by pipeline to marine terminals and associated dock facilities, which can be utilized for movement and storage of crude oil, feedstocks, gasoline blending components and fuel oil blendstocks. The Company operates a product marine terminal and a dock facility which are leased from the Port of Los Angeles and the Company owns tanks at the marine terminal with a storage capacity of 980,000 barrels.

The Company acquires a portion of its crude oil requirements through the purchase of futures contracts on the New York Mercantile Exchange. The Company also uses the futures market to manage the price risk inherent in purchasing crude oil in advance of the delivery date and in maintaining its inventories.

The Company has access to a large supply of crude oil from both domestic and foreign sources, most of which is obtained under short-term supply agreements. Although the Company has no crude oil reserves and therefore its operations could be adversely affected by fluctuations in availability of crude oil and other supplies, the Company believes that it is currently advantageous to maintain short-term supply agreements to enable the Company to purchase crude oil at attractive prices. Feedstocks are also obtained from a variety of refineries under short-term supply agreements. The Company believes that the current sources of crude oil and feedstocks will be sufficient to meet substantially all the Company's requirements for the foreseeable future.

The Company has a long-term contract for the supply of hydrogen to the Wilmington Refinery which is sufficient to meet its increased need as a result of the operation of the GOH and new environmental regulations which became effective in 1996 and a long-term contract for the supply of hydrogen to the Three Rivers Refinery hydrocracker which is sufficient to supply hydrogen to the hydrocracker in quantities required beyond those produced at the Three Rivers Refinery.

Refined products produced at the McKee and Three Rivers refineries are distributed primarily through approximately 3,357 miles of refined products pipelines and 14 terminals. The Company's refined products terminal at Southlake, near Dallas, also receives products from the Explorer Pipeline, a major common carrier of refined products from the Houston area.

Over the last several years, the Company has added significantly to its product distribution system, in part by the construction of new product pipelines to connect the Company's refineries to expanding markets and, in part, by adding to or purchasing additional capacity in existing product pipelines.

In November 1995, the Company commenced operation of a newly-constructed, 408-mile, 10-inch pipeline from the McKee Refinery to El Paso, Texas, along with a terminal in El Paso from which the Company distributes product delivered via the pipeline. The pipeline can currently deliver 30,000 BPD of refined products, including gasoline, diesel, jet fuels and propane, and the new terminal provides storage capacity for approximately 500,000 barrels of product. The pipeline gives the Company the ability to deliver refined products from the McKee Refinery directly to the El Paso market, in which the Company has established a significant market presence, and to deliver refined products to markets in Arizona through a common carrier pipeline originating in El Paso. The Company has announced plans to expand the delivery capacity of the El Paso pipeline to 40,000 barrels per day in 1997.

Available capacity in the Amarillo-Tucumcari-Albuquerque products pipeline, which carries products from the McKee Refinery, has been expanded both by the purchase of the one-half interest of a pipeline partner and by construction projects that expanded the capacity of that line by an additional 2,000 BPD, giving the line a total product delivery capacity from the McKee Refinery of 12,600 BPD. The Company has announced plans to cooperate with the other joint owner of the pipeline to expand its total carrying capacity from 23,000 BPD to 32,000 BPD in 1997.

In 1994, the Company completed construction of a products pipeline from the McKee Refinery to the Colorado Springs, Colorado area. The project included a 10-inch pipeline to Colorado Springs, Colorado with an initial capacity of 32,000 BPD, covering approximately 258 miles, which connects to a new terminal facility with a total product storage capacity of 320,000 barrels. In 1996, the Company extended the pipeline to its Denver terminal.

Refined petroleum products are distributed from the Wilmington Refinery by pipeline to a network of product terminals owned by third parties in Southern California, Nevada and Arizona, and then on to the Company's retail stations and wholesale customers.

In addition to its product pipelines and terminals, the Company has historically entered into product exchange and purchase agreements which enable it to minimize transportation costs, balance product availability, broaden geographical distribution capabilities and supply markets not connected to its refined products pipeline system. Exchange agreements provide for the delivery of refined products to unaffiliated companies at the Company's terminals in exchange for delivery of a similar amount of refined products to the Company by such unaffiliated companies at agreed locations. Purchase agreements involve the purchase by the Company of refined products from unaffiliated companies with delivery occurring at agreed locations. Products are currently received on exchange or by purchase through 69 terminals and distribution points throughout the Company's principal marketing areas. Most of the Company's exchanges and purchase arrangements are long-standing arrangements, but generally can be terminated on 30 to 90 days notice. The Company believes it is unlikely that there will be an interruption in its ability to exchange refined product in the foreseeable future.

Southwest Marketing

The Company is one of the largest independent retail marketers of petroleum products in the Southwest. The Company has a strong brand identification in much of its ten-state marketing area, including Texas, California, Colorado, Louisiana, New Mexico and Oklahoma. Gasoline and diesel fuel are sold under the Diamond Shamrock(R), Beacon(R) and Ultramar(R) brand names through a network of 2,972 company and dealer operated retail outlets. In 1996, the Company's total marketing sales (wholesale and retail) of refined product in its southwest market averaged 416,600 BPD. The Company has one of the highest average sales volumes per service station in the southwest, with sales per company-operated station averaging 74,500 gallons per month during 1996. The volume of gasoline sold through the company-operated network of 1,600 southwestern retail outlets during 1996 equaled approximately 54% of the gasoline the Company produced at its three southwestern refineries. The volume of gasoline the Company sold to independent branded and unbranded dealers and jobbers, commercial and end user accounts and other resellers exceeded the remainder of the Company's gasoline production. To the extent the Company's requirements exceed the production at its refineries, the Company purchases product for resale.

Total retail outlets at the dates indicated below were as follows:

                                                                                    December 31,
                                                                                    -------- ---
                                                                     1996             1995             1994
                                                                     ----             ----             ----
       Company owned and operated                                     783              857              496
       Company leased and operated                                    817              802              314
                                                                      ---              ---              ---
       Total company operated                                       1,600            1,659              810

       Dealer and jobber operated                                   1,372            1,403            1,406
                                                                    -----            -----            -----
       Total retail outlets                                         2,972            3,062            2,216
                                                                    =====            =====            =====

During the three-year period ended December 31, 1996, the Company acquired or constructed 957 retail outlets in the Southwest. The Company plans to acquire or construct approximately 22 sites in 1997, most of which will be located in Arizona. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures."

In December 1995, the Company acquired National Convenience Stores Incorporated ("NCS"), which became a wholly owned subsidiary of the Company. At the time of its acquisition, NCS operated 661 specialty convenience stores, over 90% of which sold gasoline in four cities in the state of Texas under the name Stop N Go. During 1996, the Company began integrating the NCS stores with the rest of the Company's retail operations and began selling Diamond Shamrock branded gasoline through most of its Stop N Go outlets. The Company continues to use the Stop N Go name for most of the NCS convenience stores.

As of December 31, 1996, company-operated retail outlets in the southwestern market were located in Texas (1,203), California (170), Colorado (129), New Mexico (45), Louisiana (35) and Arizona (18). Most of the Company's company-operated retail outlets are modern, attractive, high-volume gasoline outlets. In addition, these outlets sell a wide variety of products such as groceries, health and beauty aids, fast foods and beverages.

The Company has an ongoing program to modernize and upgrade the retail outlets it operates. These efforts are designed to improve appearances and to create a uniform look easily recognizable by customers. Exterior improvements generally include the installation of new price signs, lighting and canopies over the gasoline pumping areas. The program also includes the installation of computer-controlled pumping equipment and the renovation of interiors.

The Company is continuing its program of closing and selling retail outlets which have marginal profitability or which are situated outside its principal marketing areas. During 1996, the Company closed or sold 102 such outlets.

As of December 31, 1996, independent dealers and jobbers operated 1,372 Diamond Shamrock(R), Beacon(R) or Ultramar(R) branded retail outlets. The Company enjoys long-term relationships with many of its independent dealers.

The Company's competitive position is supported by its own proprietary credit card programs, which had approximately 965,000 active accounts at the end of 1996. The Company currently utilizes electronic point-of-sale credit card processing ("POS") at most of its Company and dealer operated stores. POS reduces transaction time at the sales counter and lowers the Company's credit card program costs by reducing float, reducing charges paid by the Company to accept other companies' credit cards for purchases, eliminating postage and insurance costs and reducing bad debts. The Company has instituted a program of installing dispenser-mounted credit card readers at high volume company operated retail locations.

In June 1994, the Company completed the installation of a computer based, intelligent retail information system ("IRIS") at its company-operated Diamond Shamrock(R) stores. IRIS incorporates an enhanced POS system and will automate inventory control, pricing and sales tracking. IRIS interfaces with the Company's new dispenser-mounted credit card readers and the continuous underground storage tank monitoring system now being installed by the Company. During 1996, the Company integrated its NCS stores into the electronic data processing system and, during 1997, plans to begin integrating its Beacon(R) and Ultramar(R) company-operated sites.

Southwest Petrochemical and Allied Businesses

In addition to its core refining and marketing businesses, the Company is engaged in several related businesses. The most significant are described below.

The Company owns and operates large underground natural gas liquids and petrochemical storage and distribution facilities located at the Mont Belvieu salt dome, northeast of Houston. The facilities have total permitted storage capacity of approximately 77 million barrels and consist of 30 wells. The facilities are used for storing and distributing ethane, ethane/propane mix, ethylene, propane, natural gasoline, butane and isobutane, as well as refinery, chemical-grade and polymer-grade propylene. The Mont Belvieu facilities receive products from the McKee Refinery through the Skelly-Belvieu pipeline (which the Company operates and in which it owns a 50% interest), as well as from local fractionators and through major pipelines coming from the Mid-Continent region, West Texas and New Mexico. In 1996, an average of approximately 261,700 BPD of natural gas liquids and petrochemicals moved through the facilities and were distributed via an extensive network of pipeline connections to various refineries and petrochemical complexes on the Texas and Louisiana Gulf Coasts, earning various storage and distribution fees for the Company.

During the third quarter of 1996, the Company completed construction of a second propane/propylene splitter at its Mont Belvieu hydrocarbon storage facility. A subsidiary of American PetroFina, Inc. ("Fina") has a one-third interest in the two splitters. The Company and Fina each pay their proportionate share of the costs and receive in kind their proportionate share of the products produced at the plant.

The two splitters are capable of producing approximately 1.6 billion pounds of polymer-grade propylene per year. Polymer-grade propylene is a feedstock used in the manufacture of plastics. The plant utilizes refinery-grade propylene produced by the McKee and Three Rivers Refineries and other refineries for feedstock. The Company's storage facilities at Mont Belvieu are used to store feedstock for the splitters and polymer-grade propylene after it is produced. The product is distributed by pipeline to purchasers in the Houston Ship Channel area and to export facilities. In 1996, the Company's share of production from the splitters totaled over 736 million pounds of polymer-grade propylene and the Company was successful in marketing product in excess of that amount.

A petrochemical export terminal located on the Houston Ship Channel in which the Company has a joint venture interest was completed and commenced operation in August 1992. The terminal is connected by pipeline to the Company's splitters and petrochemical storage facilities at Mont Belvieu. The terminal provides the Company with access to international petrochemical markets.

The Company indirectly owns approximately 34% of the outstanding shares of Sol Petroleo, S.A. ("Sol"), an Argentine company headquartered in Buenos Aires, whose shares are publicly traded on the Argentine stock exchange. Sol currently markets gasoline under the Sol brand through 102 retail gasoline outlets and convenience stores in Argentina, 12 of which are Sol-operated and 90 of which are operated by independent dealers. In May 1996, Sol purchased Carboclor Industrias Quimicas S.A., an Argentine corporation in the business of manufacturing petrochemicals.

In January 1997, the Company sold its 75% interest in a Bolivian oil and gas exploration and production operation. The Bolivian operations were owned jointly by a wholly-owned subsidiary of the Company and Phoebus Energy, Ltd., a Bermuda corporation in which the Company owns a 50% interest.

The Company also sold a substantial portion of its wholly-owned subsidiary, North American InTeleCom, Inc. ("NAI"), during 1996 and sold its remaining interest in early 1997. NAI operates telephone systems for use by inmates in correctional facilities, provides pay telephone services, manages the pay telephone accounts of several regional retailers and provides prepaid calling card services.

Northeast Refining

The Quebec Refinery has a capacity of 160,000 BPD and is one of the most modern and efficient refineries in Canada. The refinery's capacity has been expanded by 40,000 BPD over the last four years as the result of a relatively low cost debottlenecking and reconfiguration of the crude and fluid catalytic cracking units. In 1996, the Quebec Refinery's processing stream was comprised of approximately 56.2% light, sweet crude oil (including Heidrun crude oil), 41.5% medium crude oil, 1.3% heavy, asphaltic crude oil and 1.0% condensate. The crude oil processed at the refinery had an average gravity of 33.5 degrees API and a 0.29wt% sulfur content.

In 1996, the Quebec Refinery had an average throughput of 143,900 BPD with a saleable yield of approximately 99.6%, including a light products yield of approximately 87.0%. In 1996, the refinery manufactured 142,300 BPD of product of which 61,100 BPD was gasoline, 60,100 BPD was distillate, including diesel fuel and home heating oil and 21,100 BPD was other products, principally heavy fuel oil and asphalt. In 1996, the total sales of refined products for the Northeast averaged 159,000 BPD.

Northeast Supply and Distribution

The Quebec Refinery receives crude oil by ship at its deep-water dock. The location of the refinery and the water depth of the St. Lawrence River at the dock allow the refinery to receive year-round shipments of crude oil on large crude oil tankers. The Company's ability to receive one million barrel cargoes offers a significant advantage over the two other Quebec Province refiners, which are located in Montreal and typically receive crude oil by pipeline from Portland, Maine, following ocean shipment in smaller cargo sizes. The Company has time charters on three large crude oil carrying vessels which are double-bottomed and double-hulled and are capable of navigating the St. Lawrence River in the winter. They provide the base shipping requirements for transportation to the Quebec Refinery and are supplemented by short-term and single voyage charters. The Quebec Refinery has storage capacity for more than eight million barrels of crude oil, intermediate and refined products as well as pressurized storage for liquefied petroleum gas.

The Company has supply contracts with major international oil companies which supply the Quebec Refinery's requirements for light, sweet crude oils from the North Sea and West Africa, principally on a spot market price basis. The Company obtains the majority of its heavy asphaltic crude oils from Venezuela. In addition, the Company purchases crude oils and feedstocks on the spot market when it is economically advantageous to do so. The Company believes that there are extensive supplies of light, sweet crude oils available to it in the foreseeable future. While the Company has no crude oil reserves and therefore its operations could be adversely affected by fluctuations in availability of crude oil and other supplies, the Company believes that, given the wide availability of North Sea and West African crude oils in the international market, its operations would not be materially adversely affected if its existing supply contracts were canceled.

Refined product is transported from the Quebec Refinery by coastal ship, truck and railroad tank car. The Company operates a distribution network of approximately 71 bulk storage facilities throughout the Northeast, including 23 terminals. Reciprocal product exchange arrangements with other refiners are used to minimize transportation costs, optimize refinery utilization and balance product availability in particular locations with marketing demands. About 40% of the Quebec Refinery's light products yield is exchanged with major Canadian refining and marketing companies, with the Company supplying product at the Quebec Refinery and, to a lesser extent, in Montreal, and receiving product at multiple locations in the Provinces of Quebec, Ontario, the Maritimes and Newfoundland.

Northeast Marketing

The Company is a major supplier of refined petroleum products in eastern Canada, serving Quebec, Ontario and the Atlantic Provinces of Newfoundland, Nova Scotia, New Brunswick and Prince Edward Island. In addition, during 1996, the Company expanded its home heating oil business into the northeastern United States by acquiring several home heating oil operations in Massachusetts, New York and Vermont. In 1996, the Company's total marketing sales (wholesale and retail) of refined product averaged 159,000 BPD. Motorist sales volume at company and dealer operated sites averaged 39,500 gallons per month per station in 1996.

The Company sold gasoline and diesel fuel through a network of 1,320 branded service stations and 84 cardlocks located throughout eastern Canada in 1996. Approximately 78.0% of these facilities are branded Ultramar(R), with the Sergaz(R), XL(R) and Pipeline(R) brands also used. During 1995, the Company initiated a program to convert a major portion of its retail network from lessee and agent-operated to company-operated sites and to add approximately 450 convenience stores to its network over the next several years. At December 31, 1996, Ultramar operated 139 of the 617 service stations it owned or controlled under long-term lease. In addition, the Company distributed gasoline through another 703 branded dealer locations throughout this market which are owned or controlled by independent business people. The remaining service station sites in the Canadian network are owned or leased by station operators and are supplied under independent dealership agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures."

The Company has one of the largest home heating oil operations in North America. In 1996, Ultramar sold home heating oil to approximately 210,000 households in eastern Canada and the United States. The development of the Company's Northeast heating oil business is progressing slightly ahead of the plan adopted in the Fall of 1995. During 1996 acquisitions added approximately 35,000 heating oil customers. The Company has one of the largest cardlock operations in the Northeast, servicing approximately 6,400 accounts through eighty-four cardlocks. A cardlock is a card or key- activated, self-service, unattended pump installation that allows commercial fleets, trucking companies and government fleets to buy transportation fuels on account twenty-four hours per day. In addition, the Company supplies more than 2,160 commercial and industrial accounts and approximately 260 branded and unbranded wholesale customers.


COMPETITIVE CONSIDERATIONS

The Company's refineries and supply and distribution networks are strategically found to serve its markets. The Company consistently sells more a refined product than its refineries produce, purchasing its additional requirements in the spot market. This strategy has enabled the Company to operate its refineries at high rates while allowing for incremental refinery capacity expansions to be quickly utilized upon completion.

Quality products and strong brand identification have positioned the Company as the largest marketer of motor fuels in Texas, with a market share of approximately 15%, and the second largest independent marketer in California, with a market share of approximately 7%. The Company also has significant branded gasoline market shares in Colorado, New Mexico and Louisiana. In Quebec, the Company is the largest independent marketer of motor fuels with a market share in excess of 23%. The Company also has a substantial share of the motor fuels market in the Atlantic Provinces.

The retail markets have historically been highly competitive. Competitors include a number of well capitalized and fully-integrated major oil companies and both large and small independent operators. Industry studies indicate that over the past several years, the retail markets have been characterized by several significant trends including (i) increased store rationalization by retailers to fewer geographic regions and (ii) increased consumer emphasis on convenience. Additionally, operators have closed marginal and unprofitable locations as a result of increasing environmental regulations requiring replacement of underground storage tanks. Industry studies indicate that consumer buying behavior continues to reflect the effect of increasing demands on consumer time. Convenience and the time required to make a purchase are increasingly important considerations in buying decisions. The Company believes these two trends may result in opportunities to increase market share in the Company's core markets.

The Company's earnings and cash flow from operations are primarily dependent upon processing crude oil and selling quantities of refined products at refining and retail marketing margins sufficient to cover fixed and variable expenses. Crude oil and refined products are commodities. Crude oil costs and refined product prices depend on numerous factors beyond the Company's control, including the supply of and demand for crude oil, gasoline and other refined products which in turn depend on, among other factors, changes in domestic and foreign economies and production levels, the availability of imports, the marketing of competitive fuels, political affairs and the extent of government regulation. The prices received by the Company for its refined products are affected by regional factors, such as product pipeline capacity, local market conditions and the level of operations of competing refineries. A large, rapid increase in crude oil prices would adversely affect the Company's operating margins if the increased cost of raw materials could not be passed on to the Company's customers. In recent years, crude oil costs and prices of refined products have fluctuated substantially. The industry also tends to be seasonal with increased demand for gasoline during the summer driving season and, in the Northeast, for home heating oil during the winter.


REGULATORY MATTERS

Environmental

The Company's refining and marketing operations are subject to a variety of laws and regulations in the U.S. and Canada governing the discharge of contaminants into, or otherwise relating to, the environment. The Company believes that its operations are in substantial compliance with all applicable environmental laws.

The principal environmental risks associated with the Company's operations are emissions into the air and releases to soil or groundwater. The unintended release of emissions at refineries, terminals and service stations and from ships, trains, pipelines and trucks may occur despite stringent operational controls and the best management practices. Such releases may give rise to liability under environmental laws and regulations in the U.S. and Canada relating to contamination of air, soil, groundwater and surface waters. The Company employs personnel specifically trained to prevent occurrences and to address and remediate these problems in the event they arise. In addition, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety and occupational health; the production, handling, storage, use and transportation of refined petroleum products; and the storage, use and disposal of hazardous materials, designed to prevent material environmental or other damage and the material financial liability which could result from such events.

The total cost for environmental assessment and remediation depends on a variety of regulatory standards, some of which cannot be anticipated. The Company establishes environmental accruals when site restoration and environmental remediation and clean up obligations are either known or considered probable and can be reasonably estimated. Accruals for environmental matters amounted to approximately $151.4 million at December 31, 1996. These accruals include Southwest Operations - $129.6 million and Northeast Operations - $21.8 million.

The Company believes that its environmental risks will not, individually or in the aggregate, have a material adverse effect on its financial or competitive position. See "Legal Proceedings--Environmental" for a discussion of legal proceedings involving the Company relating to environmental matters.

Southwest Operations

During 1996, two Agreed Orders were entered into with the Texas Natural Resource Conservation Commission for the McKee and Three Rivers refineries.
The McKee Order resolved alleged violations concerning the injection of treated refinery wastewater. The Three Rivers Order dealt with alleged solid and hazardous waste violations. The Company has met the terms and conditions of and is in compliance with both Orders. The estimated ongoing costs associated with these items have been accrued.

In December 1996, the United States Environmental Protection Agency filed Requests for Information from the McKee and Three Rivers Refineries. The Requests for Information, relating to hazardous waste and Clean Air Act compliance issues, substantially reflected the Company's disclosures to the Texas Natural Resource Conversation Commission upon completion of audits at those facilities conducted pursuant to the Texas Environmental, Health and Safety Audit Privilege Act (the "Audit Act").

Regulations issued by the EPA require underground storage tanks to be upgraded by December 1998. The Company has met all interim deadlines and has upgraded approximately 90% of its systems to the 1998 standards and plans to complete it upgrade program by December 1998. The anticipated assessment and remediation costs associated with the program are included in the liability reserve previously mentioned.

The Company has accrued liabilities for environmental remediation obligations at various sites, including four multiparty sites where the Company has been identified as a potentially responsible party ("PRP"). The involvement of other financially responsible parties mitigates the Company's exposure at these sites.

In 1990, Ultramar Inc., a wholly owned subsidiary of the Company ("UI"), was notified that it had been named as one of approximately 90 Potentially Responsible Parties ("PRP") by the U.S. Environmental Protection Agency in connection with the Purity Oil Superfund site in Fresno, California. The site was allegedly used by the PRPs, including branches of the U.S. military, as a waste disposal site and waste oil recycling facility. Preliminary investigations of the site indicate that off-site groundwater contamination has occurred. The EPA served an administrative order requiring certain of the PRPs to undertake remediation of the site. No such order has been served on UI, nor is the Company aware of any current intention on the part of the EPA to serve such an order on UI, nor any intent on the part of any other PRP to assert liability against the Company. The Company's review of the information on which the EPA bases its claim of PRP status has revealed no facts to support the claim that the Company disposed of waste at the site. At this point, the remediation is in the second of three stages and the current estimate for clean-up for the entire site is approximately $40.0 million. The Company is participating in an alternative dispute resolution process with the EPA's Department of Toxic Substances Control and many of the other PRPs as a means to resolve each PRP's proportionate share of the liability. The Company's expenditures to date have been minimal as the Company has not been one of the parties against which the EPA has established liability.

In 1985, UI was named as one of four responsible parties at the Kings County Dump site, a former municipal landfill. The primary responsible party is the Kings County Waste Management Authority, which owns the site and whose predecessor operated the site. The Company believes that UI's involvement with this site stems from its predecessor's authorized disposal of spent refinery caustic between 1954 and 1964. The Company is cooperating with the Kings County Waste Management Authority to assess the contamination at the site. Preliminary findings indicate that this site was used for municipal solid waste disposal and for disposal of industrial and agricultural waste which are unrelated to the Company's operations. To date, the Company has spent approximately $1.0 million in its collaborative efforts with the Kings County Waste Management Authority to assess and partially remediate the site.
However, there is no current estimate of the total cost of remediation.

In February 1994, UI received notification from the California Environmental Protection Agency, Department of Toxic Substances Control ("DTSC") that UI may be a PRP with respect to a state Superfund site involving a former waste management company known as TCL Industries (the "TCL Site"). During the 1950s and 1960s, TCL Industries operated sumps that accepted oil field production and other potentially hazardous wastes. The entire TCL Site is approximately 200 acres. UI owns approximately 24 acres that were acquired from the former owner of the Wilmington Refinery that may be within the TCL Site. TCL Industries did not operate on any portion of the 24-acre parcel, although the former owner maintained sumps on that parcel in which oil field production wastes were disposed. The acquisition agreement with the former owner provides that they will be the PRP with respect to the TCL Site and that any liability UI incurs in connection with the TCL Site will be covered by indemnification provisions that limit UI's aggregate exposure through 2008 to $15.0 million for all costs for contamination resulting from activities prior to the Company's acquisition of the Wilmington Refinery to the extent the costs result from a study or remediation that is required by a governmental directive. At this time, the Company is unable to determine the extent of its liability, if any, on the TCL Site or evaluate the extent or cost of clean up on its portion of the TCL Site. Due to the indemnification arrangement with the former owner of the Wilmington Refinery, the Company does not believe that liability arising out of the TCL Site, if any, would have a material adverse effect on its operations or financial position.

In Texas, the Freddie Harris State Superfund Site involves the cleanup of acidic asphalt sludges which were disposed of at a sand and gravel operation by an acquired company in the late 1960's. The Company is the lone remaining viable party to handle this remediation.

The Waste Oil Tank Services State Superfund Site located in Houston, Texas, is the site of a used oil recycling business which was sold by the Company in 1979. The Company, along with approximately 12 other parties, is responsible for remediation of this site. Removal activities took place at the site in 1996.

In 1991, the Company, along with one other party, entered into a Non-Interference Order with the EPA concerning alleged hydrocarbon contamination from a 1968 pipeline release in Albuquerque. The Company is working closely with the EPA and State of New Mexico and has installed a soil venting system.

Northeast Operations

The Company has spent over $10.7 million during the past three years on capital expenditures required to comply with various Canadian, Provincial and other environmental rules and regulations and has budgeted approximately $19.4 million for environmental capital expenditures in 1997. As with its Southwest operations, much of the capital spent by the Company in the Northeast for environmental compliance is integrally related to projects that increase refinery capacity or improve product mix and the Company does not specifically identify capital expenditures related to such projects on the basis of environmental as opposed to economic purpose.

The Company has ongoing projects to assess and remediate certain contamination at its Northeast facilities, including contamination from the on-site disposal of sludges, residues and tank bottoms at its Quebec Refinery and Halifax terminal (the site of the Company's former Halifax Refinery). Based on findings to date, the Company believes that the reserve previously mentioned is appropriate in light of anticipated environmental assessment and remediation costs for these facilities.

The Company voluntarily implemented an ongoing, comprehensive underground storage tank upgrade program, which includes soil and groundwater remediation where necessary. To date, the program has resulted in upgrading the underground tanks at approximately 95% of the 617 company-owned and leased service stations. The Company believes that the reserve previously mentioned is sufficient to cover the costs of soil and groundwater remediation at the remaining service stations. The Company anticipates that this program will greatly reduce the likelihood of unanticipated releases of refined products in the future.

The Company, together with the Quebec Ministry of Environment and the Montreal Urban Community, is investigating the presence of free phase hydrocarbons discovered in an area adjacent to underground pipelines serving the Company's

Montreal East terminal.   The Company has yet to determine if it is responsible
for the contamination as the pipelines are located in a corridor shared by several other terminals and businesses operating in the area. In addition, the Company has notified the Ministry of subsurface contamination in the vicinity of an oil-water separator at the Quebec Refinery which exceeds the Ministry's guidelines for oil and grease at commercial industrial sites. At this time, the Company is unable to determine the extent of its liability, if any, at the pipeline site or evaluate the extent or cost of clean up at the pipeline or refinery sites. However, the Company does not believe that the resulting liability, if any, would have a material adverse effect on its operations or financial position.

The Company believes that the Quebec provincial government will issue new refinery effluent regulations in 1998 that, if adopted, will require modifications and additions to the Quebec Refinery's waste water treatment facilities. The Company has prepared detailed process design plans and estimates the cost of potential capital expenditure required to comply with the expected regulations to be approximately $11.6 million. It is expected that any required construction for the modifications and new equipment would begin in 1998.

Health and Safety

The Company's operations are also subject to various laws and regulations relating to occupational health and safety. The Company maintains comprehensive safety, training and maintenance programs which it believes are adequate to comply with these laws and regulations.


EMPLOYEES

As of December 31, 1996, the Company and its subsidiaries had approximately 17,200 employees, including salaried and hourly employees, 15,000 of whom were employed in the United States and 2,200 of whom were employed in Canada. Approximately 330 hourly paid workers at the McKee Refinery are affiliated with the Oil, Chemical and Atomic Workers International Union, AFL-CIO, with which the Company has a contract extending to April 1999. In California, the Company has approximately 60 employees covered by ten collective bargaining agreements that expire on July 1, 1997. In Canada, the Company has 202 employees covered by four agreements expiring on various dates through December 1999. In Springfield, Massachusetts, the Company has approximately 40 employees affiliated with the New England Teamsters and Trucking Industry Union. The Company believes that it maintains good relations with its employees.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company's executive officers, together with their ages and positions as of February 28, 1997:

Name                        Age  Position
----                        ---  --------
Roger R. Hemminghaus        60   Chairman of the Board and Chief Executive Officer

Jean Gaulin                 54   Vice Chairman of the Board, President and Chief Operating Officer

Timothy J. Fretthold        47   Executive Vice President and Chief Administrative Officer

Patrick J. Guarino          54   Executive Vice President, General Counsel and Secretary

William R. Klesse           50   Executive Vice President,  Refining, Product Supply and Logistics, Southwest

J. Robert Mehall            54   Executive Vice President,  Corporate Development, Petrochemicals / NGL's and Crude Oil
                                  Supply

H. Pete Smith               55   Executive Vice President and Chief Financial Officer

Robert S. Beadle            47   Senior Vice President, Retail Marketing, Southwest

W. Paul Eisman              41   Senior Vice President,  Refining, Southwest

Alain Ferland               43   Senior Vice President,  Refining, Product Supply and Logistics, Northeast

Christopher Havens          42   Senior Vice President,  Marketing, Northeast and Wholesale

A.W. O'Donnell              64   Senior Vice President,  Marketing, Southwest


All executive officers were appointed to the positions above on December 3, 1996, following stockholder approval of the Merger.

Roger R. Hemminghaus is Chairman of the Board and Chief Executive Officer of the Company, and has served in those capacities since the Merger. Previously, he was Chairman of the Board, President and Chief Executive Officer of Diamond Shamrock, Inc.

Jean Gaulin is Vice Chairman of the Board, President and Chief Operating Officer of the Company, and has served in those capacities since the Merger. Previously, he was Chairman of the Board and Chief Executive Officer of Ultramar Corporation.

Timothy J. Fretthold is Executive Vice President and Chief Administrative Officer of the Company. He has served in that capacity since the Merger. Previously, he was Senior Vice President/Group Executive and General Counsel of Diamond Shamrock, Inc.

Patrick J. Guarino is Executive Vice President, General Counsel and Secretary, and has served in that capacity since the Merger. From April 1996 to the Merger, he was Senior Vice President, General Counsel and Secretary of Ultramar Corporation. Previously he was Vice President, General Counsel and Secretary of Ultramar Corporation.

William R. Klesse is Executive Vice President, Refining, Product Supply and Logistics Southwest. He has served in that capacity since the Merger. Previously, he was Executive Vice President and prior thereto he was Senior Vice President of Diamond Shamrock, Inc.

J. Robert Mehall is Executive Vice President, Corporate Development, Petrochemicals / NGL's, and Crude Oil Supply. He has served in that capacity since the Merger. Previously, he was Executive Vice President and, prior thereto he was Senior Vice President of Diamond Shamrock, Inc.

H. Pete Smith is Executive Vice President and Chief Financial Officer. He has served in that capacity since the Merger. From April 1996 to the Merger, he was Senior Vice President and Chief Financial Officer of Ultramar Corporation. Previously, he was Vice President and Chief Financial Officer of Ultramar Corporation.

Robert S. Beadle is Senior Vice President, Retail Marketing of the Company and has served in that capacity since the Merger in December 1996. Previously, he was Vice President, Retail Marketing and Vice President, Wholesale Marketing of Diamond Shamrock, Inc.

W. Paul Eisman is Senior Vice President, Refining, Southwest. He has served in that capacity since the Merger. Previously, he was Vice President, Refining, and Group Executive of Diamond Shamrock, Inc. Prior to his promotion to Vice President, he served in various senior positions with Diamond Shamrock, Inc.

Alain Ferland is Senior Vice President Refinery, Product Supply and Logistics, Northeast. He has served in that capacity since the Merger. He was appointed President of Ultramar Canada Inc. in June 1996 and prior thereto he served as Executive Vice President of Ultramar Canada Inc. since October 1993. From October 1991 to October 1993, Mr. Ferland was Senior Vice President of Ultramar Canada Inc.

Christopher Havens is Senior Vice President, Marketing, Northeast and Wholesale. He has served in that capacity since the Merger. He was appointed President of Ultramar Energy Inc. in March 1996. From October 1993 to March 1996, he was Senior Vice President, Marketing, of Ultramar Canada Inc. Prior to October 1993, Mr. Havens held a variety of senior marketing positions with Ultramar.

A. W. O'Donnell is Senior Vice President, Marketing, Southwest. He has served in that capacity since the Merger. Previously, he was Senior Vice President/Group Executive and Vice President, Marketing of Diamond Shamrock, Inc.


ITEM 2.  PROPERTIES

The Company owns the McKee, Three Rivers, Quebec and Wilmington Refineries and related facilities in fee. The Company also owned approximately 1,223 miles of crude oil pipelines and 3,357 miles of refined product pipelines at the end of 1996. Forty-one miles of the Company's crude oil pipelines and 1,246 miles of its refined products pipelines were owned jointly with one or more other companies. The Company's interests in such pipelines were between 30% and 54%. At December 31, 1996, the Company owned 71 bulk storage facilities in the Northeast. The Company also owned 14 products terminals in the Southwest. Thirteen of the terminals were 100% owned by the Company and one terminal was owned 60% by the Company. The Company leases the property on which its Corpus Christi crude oil terminal is situated, under a lease which has 17 years remaining under its primary term, followed by six consecutive five year renewal options.

The principal properties used in the Company's marketing operations at the end of 1996 were 1,737 company-operated retail outlets, 881 of which were owned in fee and 856 of which were leased. Of the leased outlets, 199 were leased to the Company pursuant to a $190.0 million lease facility expiring in December 2003. At the end of the lease term, the Company may purchase the properties or renew the lease with the lessor's consent or arrange for a sale of the outlets. During 1996, the Company entered into a similar $100.0 million lease facility expiring in July 2003. At December 31, 1996 only one site was leased under the new facility. For a description of the company-operated retail outlets, see "Southwest Marketing" and "Northeast Marketing" in Item 1. Business above.

The principal plants and properties used in the Company's Petrochemical and Allied Businesses segment are the hydrocarbon storage facility at Mont Belvieu, which the Company owns, and the jointly-owned propane splitters at Mont Belvieu. See "Southwest Petrochemical and Allied Businesses" in Item 1. Business above.


ITEM 3.  LEGAL PROCEEDINGS

The Company is engaged in a number of hydrocarbon remediation projects. While such cleanup projects are typically conducted under the supervision of a governmental authority, they do not involve proceedings seeking material monetary damages from the Company and are not expected to be material to the
Company's operations or financial position.   See Item 1. Business - Regulatory
Matters.

The Company is involved in various claims and lawsuits arising in the normal course of business. In the opinion of the Company's management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial or competitive position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on December 3, 1996 at which the following actions were taken:

1. The Agreement and Plan of Merger dated as of September 22, 1996 between Ultramar Corporation and Diamond Shamrock, Inc. was approved:

          For                Against            Abstain
          ---                -------            -------
          33,021,942         122,278            45,859

2. The adoption of the Ultramar Diamond Shamrock Corporation 1996 Long Term Incentive Plan was approved:


          For                Against            Abstain
          ---                -------            -------
          23,629,920         7,908,020          1,652,139


Broker non-votes were counted in the determination of the number of shares present and voting for purposes of determining the presence of a quorum at the Special Meeting but were not, however, counted for purposes of determining the number of votes cast for a proposal.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The Company's Common Stock is listed on the New York and Montreal stock
exchanges under the symbols "UDS" and "ULR," respectively.   The table below
sets forth, for the periods indicated, the high and low sales prices on the New York Stock Exchange of the Company's Common Stock and dividends thereon.


                                                               Sales Price                  Cash
                                                               ----- -----                Dividends
                                                             High         Low             Declared
                                                             ----         ---             --------
     Year 1995
     ---- ----
     1st Quarter                                            26 3/4       22 1/2             $.275
     2nd Quarter                                            28 5/8       23 7/8             $.275
     3rd Quarter                                            27 1/2       23 1/4             $.275
     4th Quarter                                            26 5/8       22 1/2             $.275

     Year 1996
     ---- ----
     1st Quarter                                            29 1/2       26 1/8             $.275
     2nd Quarter                                            32 7/8       28 3/4             $.275
     3rd Quarter                                            30 1/2       25 7/8             $.275
     4th Quarter                                            32 3/4       27 3/4            $.275

     Year 1997
     ---- ----
     1st Quarter (through February 28, 1997)                32 3/8       28 3/4             $.275

In the first quarter of 1997, the Company also declared a dividend of $.625 per share on its 5% Cumulative Convertible Preferred Stock.

The Company expects to continue its policy of paying regular cash dividends. The timing, amount and form of future dividends, however, will be determined by the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, financial condition and the availability of dividends and other payments from subsidiaries which are subject to the limitations described in Note 10 to the financial statements and discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of February 28, 1997, there were 74,761,739 shares of Common Stock outstanding which were held by 12,181 holders of record.


ITEM 6.  SELECTED FINANCIAL DATA


The consolidated selected financial data for the five year period ended December 31, 1996 has been derived from the audited consolidated financial statements of the Company for the four years and six months ended December 31, 1996 and, with the exception of cash dividends per share on Common Stock, has been restated to include the results of Diamond Shamrock for all periods
presented prior to the Merger on December 3, 1996.   Net loss for the year
ended December 31, 1996 includes Merger and integration costs of $77.4 million and approximately $50.4 million of one time non-cash charges principally to conform accounting practices between Diamond Shamrock and Ultramar, including the accrual of estimated future environmental and other obligations.

The consolidated selected financial data as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                   1996(2)       1995(2)(3)     1994           1993(4)   1992(5)(6)
                                                   ----          ----           ----           ----      ----
                                                         (in millions, except per share data)             PRO FORMA

STATEMENT OF OPERATIONS DATA:
Sales and other revenues(1) . . . . .         $10,208.4      $8,083.5       $7,418.3       $7,056.3        $5,746.6
Operating income  . . . . . . . . . .              69.9         226.8          299.2          279.2           233.7
(Loss) Income before cumulative effect of
  accounting change   . . . . . . . .             (35.9)         95.0          136.8          119.1            82.7
Net (loss) income . . . . . . . . . .             (35.9)        117.0          136.8          104.9            65.0

(Loss) income per common and common
  equivalent share:
  Primary:
    (Loss) income before cumulative effect of
      accounting change:  . . . . . .              (.54)         1.30           1.93           1.71            1.23
    Net (loss) income . . . . . . . .              (.54)         1.61           1.93           1.50             .97
  Fully-diluted:
    (Loss) income before cumulative effect of
      accounting change . . . . . . .              (.54)         1.29           1.90           1.71            1.23
    Net (loss) income . . . . . . . .              (.54)         1.59           1.90           1.50             .97

Cash dividends per share:
     Common . . . . . . . . . . . . .              1.10          1.10           1.10           1.10             .55
     Preferred  . . . . . . . . . . .              2.50          2.50           2.50           1.28
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents . . . . . .          $   197.9    $   175.5     $     82.5      $   110.2        $  151.8
Working capital . . . . . . . . . . .              265.4        385.7          361.3          395.3           518.8
Total assets  . . . . . . . . . . . .            4,420.0      4,216.7        3,384.4        3,073.9         3,089.9
Long-term debt  . . . . . . . . . . .            1,646.3      1,557.8        1,042.5          980.5         1,111.8
Stockholders' equity  . . . . . . .              1,240.9      1,328.0        1,122.3        1,069.3           949.3

(1) During 1996, the Company changed its presentation of sales and other revenues to include Federal excise and state motor vehicle fuel taxes collected on the sale of product which were previously reported as a reduction of the corresponding tax expense. Sales and other revenues for the four years ended December 31, 1995 has been adjusted to conform to the presentation used in 1996.

(2) On December 14, 1995, Diamond Shamrock acquired National Convenience Stores ("NCS"), which operated 661 speciality convenience stores, for a net cost of approximately $280.0 million. The acquisition (the "NCS Acquisition") was accounted for using the purchase method of accounting and, accordingly, the results of operations of NCS are included from the date of acquisition.

(3) During the second quarter of 1995, the Company changed its method of accounting for refinery maintenance turnaround costs from an accrual method to a deferral method. The change resulted in a cumulative adjustment through December 31, 1994 of $22.0 million (after income taxes of $13.4 million) or $.31 per share, which is included in net income for the year ended December 31, 1995. The effect of the change on the year ended December 31, 1995 was to increase income before cumulative effect of accounting change by approximately $3.5 million ($.05 per share) and net income by $25.5 million ($.36 per share). Had the change in accounting for refinery maintenance turnaround costs been in effect since the beginning of 1992, net income for the years ended December 31, 1994, 1993 and 1992 would have been $143.4 million ($2.03 per share), $115.0 million ($1.65 per share) and $77.0 million ($1.15 per share), respectively.

(4) In 1993, Diamond Shamrock changed its method of accounting for certain liabilities resulting from an agreement with its former parent. The change resulted in a cumulative adjustment through December 31, 1992 of $14.2 million (after income tax benefit of $9.4 million), or $.14 per share, which is reflected in net income for the year ended December 31, 1993.

  (5) In 1992, Diamond Shamrock changed its method of accounting for post-retirement benefits other than pensions and its method of accounting for income taxes. The aggregate cumulative effect of these changes as of January 1, 1992 of $17.7 million (after income tax benefit of $10.3 million), or $.15 per share, is included in net income for the year ended December 31, 1992.

(6) Historical data for the year ended December 31, 1992 has been adjusted to reflect the Company's initial public offering of Common Stock and debt and acquisitions of Ultramar Inc. ("UI) and Canadian Ultramar Company ("CUC", formerly Canadian Ultramar Limited) in June 1992 as if such transactions had been completed on January 1, 1992.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

GENERAL

On December 3, 1996, the Company issued 29,876,507 shares of its Common Stock and 1,725,000 shares of its newly created 5% Cumulative Convertible Preferred Stock in exchange for all the outstanding Common and 5% Cumulative Convertible Preferred Stock of Diamond Shamrock, Inc. ("Diamond Shamrock") pursuant to an Agreement and Plan of Merger dated September 22, 1996. Common shareholders of Diamond Shamrock received 1.02 shares of UDS Common Stock for each share of Diamond Shamrock Common Stock and one share of UDS 5% Cumulative Convertible Preferred Stock for each share of Diamond Shamrock 5% Cumulative Convertible Preferred Stock. The Company also amended its certificate of incorporation to change its name to Ultramar Diamond Shamrock Corporation. The Merger was accounted for using the pooling of interests method.

The Company's operating results are affected by Company-specific factors, such as its refinery utilization rates and refinery maintenance turnarounds; seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast, both of which vary significantly during the year; and industry factors, such as movements in and the general level of crude oil prices, the demand for and prices of refined products and industry supply capacity. The effect of crude oil price changes on the Company's operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes. As a result, the Company's earnings have been volatile in the past and may be volatile in the future.

During 1995, the Company changed its method of accounting for refinery maintenance turnaround costs from an accrual method to a deferral and amortization method to better match revenues and expenses. The change resulted in a cumulative adjustment through December 31, 1994 of $22.0 million (after income taxes of $13.4 million) or $.31 per share, which is included in net income for the year ended December 31, 1995. To facilitate the comparison to the results of operations for the years ended December 31, 1996 and 1995, historical data for the year ended December 31, 1994 has been adjusted to reflect the change in accounting for refinery maintenance turnaround costs as if the new method had been applied from the inception of the Company.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995


                                                                YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                                     1996(1)                                 1995(2)
                                        ---------------------------------    --------------------------------------
                                        SOUTHWEST   NORTHEAST     TOTAL        SOUTHWEST       NORTHEAST      TOTAL
                                        ---------   ---------     -----        ---------       ---------      -----
                                                                           (in millions)
Sales and other revenues  . . . . . .   $7,161.6    $3,046.8    $10,208.4        $5,432.2       $2,651.3   $8,083.5
Cost of products sold . . . . . . . .    4,728.9     1,821.1      6,550.0         3,324.3        1,538.8    4,863.1
Operating expenses  . . . . . . . . .      802.4       125.7        928.1           553.4          118.9      672.3
Selling, general and
 administrative expenses  . . . . . .      128.8       173.2        302.0            89.6          165.1      254.7
Taxes other than income taxes . . . .    1,278.4       822.7      2,101.1         1,215.7          714.6    1,930.3
Depreciation and amortization . . . .      153.5        26.4        179.9           111.4           24.9      136.3
Merger and integration costs  . . . .                                77.4
                                        --------    --------    ---------        --------       --------   --------

   Operating income   . . . . . . . .       69.6        77.7         69.9           137.8           89.0      226.8
Interest expense, net . . . . . . . .       93.0        17.1        110.1            54.7           25.0       79.7
                                        --------    --------    ---------        --------       --------   --------
(Loss) income before income taxes
   and cumulative effect of
   accounting change  . . . . . . . .     $(23.4)      $60.6        (40.2)       $   83.1       $   64.0      147.1
                                        ========    ========                     ========       ========   ========
 Income tax (benefit) expense . . . .                                (4.3)                                     52.1
                                                                ---------                                  --------
(Loss) income before cumulative
   effect of accounting change  . . .                               (35.9)                                     95.0
Cumulative effect, to December 31,
 1994, of accounting change   . . . .                                                                          22.0
                                                                ---------                                  --------
Net (loss) income . . . . . . . . . .                           $   (35.9)                                 $  117.0
                                                                =========                                  ========

(1) On December 14, 1995, the Company acquired NCS, which operated 661 specialty convenience stores, in a transaction accounted for under the purchase method. Accordingly, the results of operation of NCS are included from the date of acquisition.

(2) During 1996 the Company changed its presentation of sales and other revenues to include Federal excise and state motor vehicle fuel taxes collected on the sale of product which were previously reported as a reduction of the corresponding tax expense. Sales and other revenues and taxes other than income taxes for the year ended December 31, 1995 reflect the reclassification of such taxes to conform to the presentation used in 1996.

    OPERATING DATA:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     ----- ----- -------- ---
                                                                                       1996            1995
                                                                                       ----            ----
     SOUTHWEST
          McKee and Three Rivers Refineries
              Throughput (BPD)  . . . . . . . . . . . . . . . . . . . . . . . .       224,200          210,900
              Margin (dollars per barrel) . . . . . . . . . . . . . . . . . . .        3.83             3.49

          Wilmington Refinery
              Throughput (BPD)  . . . . . . . . . . . . . . . . . . . . . . . .       102,700          75,100
              Margin (dollars per barrel) . . . . . . . . . . . . . . . . . . .        4.66             4.38

          Retail Marketing - Company-operated only
              Fuel volume (BPD) . . . . . . . . . . . . . . . . . . . . . . . .       102,100          79,800
              Fuel margin (cents per gallon)  . . . . . . . . . . . . . . . . .        12.7             13.8
              Merchandise volume ($1,000/day)   . . . . . . . . . . . . . . . .        2,416            1,114
              Merchandise margin (%)  . . . . . . . . . . . . . . . . . . . . .        30.6             30.0

     NORTHEAST

          Quebec Refinery  (1)
              Throughput (BPD)  . . . . . . . . . . . . . . . . . . . . . . . .       143,900          135,000
              Margin (dollars per barrel) . . . . . . . . . . . . . . . . . . .         3.15            2.33

          Retail Marketing(2)
             Fuel volume (BPD)  . . . . . . . . . . . . . . . . . . . . . . . .        60,900          56,400
             Fuel margin (cents per gallon)   . . . . . . . . . . . . . . . . .        21.6             26.3


(1) Effective January 1, 1996, the Company modified its policy for pricing refined products transferred from its Quebec refinery to its Northeast marketing operations to more closely reflect the spot market prices for such refined products. To facilitate the comparison to the operating data for the year ended December 31, 1996, the amounts reported for the year ended December 31, 1995 have been adjusted to reflect the pricing policy change as if it had occurred on January 1, 1995. The refining margin and retail marketing fuel margin originally reported for the year ended December 31, 1995 were $3.42 and 22.9c., respectively.

(2) Retail marketing fuel margins reported for the Northeast represent a blend of gross margin from company and dealer operated service stations, heating oil sales and the cardlock business segment.


Net loss for the year ended December 31, 1996 was $35.9 million. The loss includes a pre-tax charge of $77.4 million ($53.0 million after taxes) for transaction and integration costs associated with the Merger on December 3, 1996. In the Southwest, the loss before income taxes of $23.4 million was $106.5 million below the income before income taxes and cumulative effect of accounting change reported in 1995, principally due to increases in operating, depreciation and interest expense. Operating expenses include approximately $50.4 million of one time non-cash charges recorded in the fourth quarter of 1996, primarily to conform accounting practices between Diamond Shamrock and Ultramar including the accrual of estimated future environmental and other obligations. In the Northeast, income before income taxes of $60.6 million was $3.4 million lower than income before income taxes and cumulative effect of accounting change reported in 1995.


SOUTHWEST OPERATIONS

Sales and other revenues in the Southwest of $7.2 billion in 1996 were $1.7 billion or 31.8% higher than in 1995 as average product prices increased by 21.7% and product sales volume increased by approximately 13.6% to 416,600 BPD in 1996. Product and merchandise sales volume increased substantially over 1995, primarily as a result of the December 1995 acquisition of NCS. Cost of products sold in 1996 increased, as a percentage of sales, by 4.8% as compared to 1995.

Refining margin at the McKee and Three Rivers Refineries increased by 9.7% to $3.83 per barrel in 1996, reflecting crude oil price volatility during the year. Refining margin at the Wilmington Refinery increased by 6.4% to $4.66 per barrel in 1996 due to an improvement in the heavy, sour crude oil price differential. Refinery throughput at the McKee and Three Rivers Refineries during 1996 increased by 6.3% to 224,200 BPD as several upgrade and expansion projects were completed during the year. Throughput at the Wilmington Refinery in 1996 increased by 36.8% to 102,700 BPD, principally due to the operation of the refinery's new gasoil hydrotreater. In addition, refinery throughput at the Wilmington Refinery in 1995 was adversely affected as refinery units were down on several occasions to tie in units required to make California Air Resource Board specification gasoline and to replace the crude oil heater destroyed by a 1995 explosion and fire. Retail marketing fuel volume increased by 27.9%, to 102,100 BPD, principally as a result of the previously mentioned acquisition of NCS. However, fuel margins decreased by 8.0% to 12.7 cents per gallon in 1996, due to intense competitive pressures.

Merchandise sales at the Company's convenience stores more than doubled from $1.1 million per day in 1995 to $2.4 million per day in 1996 as the result of the NCS acquisition. Merchandise margins for the years 1996 and 1995 remained relatively constant at 30.6% and 30.0%, respectively.

Refinery operating expenses, before depreciation, of $250.9 million were $23.9 million higher than in 1995, consistent with the increase in refinery throughput and the commencement of GOH operations at the Wilmington Refinery. Marketing and other operating expenses of $551.5 million were $225.1 million higher than in 1995 principally due to the acquisition of NCS and one time non cash charges recorded in the fourth quarter of 1996 principally to conform accounting practices between Diamond Shamrock and Ultramar. Selling, general and administrative expenses during 1996 of $128.8 million increased by approximately $39.2 million or 43.8% from 1995, as a result of the acquisition of NCS.

NORTHEAST OPERATIONS

Sales and other revenues in the Northeast for 1996 of $3.0 billion were 14.9% higher than in 1995 as average product prices increased by 11.6% and product sales volume increased by approximately 6.0% to 159,000 BPD in 1996. Cost of products sold increased, as a percentage of sales, by 1.7% as compared to 1995.

Refining margins increased 35.2% to $3.15 per barrel in 1996 from $2.33 per barrel in 1995, as a result of higher average Atlantic Basin crack spreads and the ability to process lower cost Heidrun crude oil for all of 1996 as compared to only one month in 1995. Throughput at the Quebec Refinery averaged 143,900 BPD in 1996 or 6.6% higher than in 1995 as 1995 throughput was adversely affected by refinery downtime while work was performed to configure the refinery to run lower cost acidic crude oils such as Heidrun. Retail fuel margins decreased 4.7 cents per gallon, or 17.9%, to 21.6 cents from 1995 to 1996, reflecting continued competitive pressures on motorist margins and the impact of higher distillate wholesale prices on both heating oil and cardlock sales throughout the first ten months of the year. Retail marketing sales volumes for 1996 increased 8.0% from 1995, to 60,900 BPD, as a result of the Company expanding home heating oil operations and the implementation of the "value plus" program in the Company's Canadian retail gasoline operations late in the second quarter of 1996.

Refinery operating expenses, before depreciation, totaled $50.7 million or 96c. per barrel in 1996 as compared to $46.1 million or 94c. per barrel in 1995. Refinery operating expenses in 1996 reflect increased throughput as well as the additive and chemical costs associated with running Heidrun crude oil.
Selling, general and administrative expenses of $173.2 million during 1996 were $8.1 million higher than in 1995 principally due to the previously mentioned acquisition of home heating oil and distribution operations in the Northeast United States during 1996 and the one-time cost related to the roll out of the "value plus" program.

COMBINED INTEREST AND TAXES

Net interest expense of $110.1 million in 1996 was $30.4 million higher than in 1995 as average borrowings increased from $1.2 billion in 1995 to $1.6 billion in 1996, primarily as a result of amounts borrowed to finance the acquisition of NCS. The average interest rate on the Company's borrowings approximated 8.2% in 1996 and 8.7% in 1995.

The effective income tax rate for 1996 was a 10.7% benefit as compared to a 35.4% expense for 1995. The decrease in the effective income tax rate was principally due to nondeductible Merger and other costs recorded in 1996.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

                                                             YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
                                                     1995 (1)                     1994 PRO FORMA (1)(2)(3)
                                       ------------------------------------------------------------------------
                                       SOUTHWEST    NORTHEAST     TOTAL      SOUTHWEST    NORTHEAST     TOTAL
                                       ---------    --------     --------    ---------    ---------    --------
                                                                   (in millions)
Sales and other revenues  . . . . .     $5,432.2    $2,651.3     $8,083.5     $4,904.8     $2,513.5    $7,418.3
Cost of products sold . . . . . . .      3,324.3     1,538.8      4,863.1      2,816.0      1,454.3     4,270.3
Operating expenses  . . . . . . . .        553.4       118.9        672.3        551.3        134.0       685.3
Selling, general and
 administrative expenses  . . . . .         89.6       165.1        254.7         89.3        179.9       269.2
Taxes other than income taxes . . .      1,215.7       714.6      1,930.3      1,128.9        637.9     1,766.8
Depreciation and amortization . . .        111.4        24.9        136.3         96.0         20.8       116.8
                                        --------    --------     --------     --------     --------    --------
   Operating income   . . . . . . .        137.8        89.0        226.8        223.3         86.6       309.9
Interest expense, net . . . . . . .         54.7        25.0         79.7         49.3         29.2        78.5
                                        --------    --------     --------     --------     --------    --------
Income before income taxes  . . . .
 and cumulative effect of
 accounting change  . . . . . . . .     $  83.1     $   64.0        147.1     $  174.0     $   57.4       231.4
                                        ========    ========                  ========     ========
Income tax expense  . . . . . . . .                                  52.1                                  88.0
                                                                 --------                              --------
Income before cumulative
 effect of accounting change  . . .                                  95.0                                 143.4
Cumulative effect, to December 31,
 1994, of accounting change   . . .                                  22.0
                                                                 --------                              --------

Net income  . . . . . . . . . . . .                              $  117.0                              $  143.4
                                                                 ========                              ========

(1) During 1996, the Company changed its presentation of sales and other revenues to include Federal excise and state motor vehicle fuel taxes collected on the sale of product which were previously reported as a reduction of the corresponding tax expense. Sales and other revenues and taxes other than income taxes for the years ended December 31, 1995 and 1994 reflect the reclassification of such taxes to conform to the presentation used in 1996.

(2) Results of operations for the year ended December 31, 1994, are reported on a pro forma basis as if the change in accounting for refinery maintenance turnaround costs adopted in 1995 was in effect from the inception of the Company. Historical net income for the year ended December 31, 1994 was $136.8 million.

(3) Certain marketing related costs, originally reported as a reduction of sales revenues, have been reclassified to conform with the presentation adopted in 1995.


   OPERATING DATA:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                                       1995             1994
                                                                                       ----             ----
     SOUTHWEST
          McKee and Three Rivers Refineries
              Throughput (BPD)  . . . . . . . . . . . . . . . . . . . . . . . .       210,900          202,100
              Margin (dollars per barrel) . . . . . . . . . . . . . . . . . . .        3.49             4.40

          Wilmington Refinery
              Throughput (BPD)  . . . . . . . . . . . . . . . . . . . . . . . .       75,100           84,100
              Margin (dollars per barrel) . . . . . . . . . . . . . . . . . . .        4.38             5.17

          Retail Marketing - Company-operated Only
              Fuel volume (BPD) . . . . . . . . . . . . . . . . . . . . . . . .       79,800           74,400
              Fuel margin (cents per gallon)  . . . . . . . . . . . . . . . . .        13.8             15.0

              Merchandise volume ($1,000/day)   . . . . . . . . . . . . . . . .        1,114            1,026
              Merchandise margin (%)  . . . . . . . . . . . . . . . . . . . . .        30.0             29.8

   OPERATING DATA:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                                        1995             1994
                                                                                        ----             ----

     NORTHEAST

       Quebec Refinery  (1)
            Throughput (BPD)  . . . . . . . . . . . . . . . . . . . . . . . . .       135,000          139,200
            Margin (dollars per barrel) . . . . . . . . . . . . . . . . . . . .        2.33             2.51

       Retail Marketing (2)
            Fuel volume (BPD) . . . . . . . . . . . . . . . . . . . . . . . . .       56,400           56,500
            Fuel margin (cents per gallon) (3)  . . . . . . . . . . . . . . . .        26.3             26.9


(1) Effective January 1, 1996, the Company modified its policy for pricing refined products transferred from its Quebec Refinery to its Northeast marketing operations to more closely reflect the spot market prices for such refined products. To facilitate the comparison to the operating data for the year ended December 31, 1996, the amounts reported for the years ended December 31, 1995 and 1994 have been adjusted to reflect the pricing policy change as if it had occurred on January 1, 1994. The refining margin and retail marketing fuel margin originally reported for the years ended December 31, 1995 and 1994 were $3.42 and 22.9c. and $2.94 and 26.9c., respectively.

(2) Retail marketing fuel margins reported for the Northeast represent a blend of gross margin from company and dealer operated service stations, heating oil sales and the cardlock business segment

(3) Certain marketing related costs, originally reported as a reduction of fuel margin, have been reclassified as selling expenses to conform with the 1995 presentation.

Net income before the cumulative effect of the change in accounting for refinery maintenance turnaround costs totaled $95.0 million in 1995 as compared to $143.4 million in 1994. In the Southwest, income before income taxes and cumulative effect of accounting change for 1995 was $83.1 million or $90.9 million below 1994, principally due to weak refining margins and reduced refinery throughput. In the Northeast, income before income taxes and cumulative effect of accounting change of $64.0 million was $6.6 million higher than in 1994.

SOUTHWEST OPERATIONS

Sales and other revenues in the Southwest of $5.4 billion in 1995 were $527.4 million or 10.8% higher than 1994 as average product prices increased by 7.4% and product sales volume increased by approximately 3.9% to 366,700 BPD in 1995. Cost of products sold in 1995 increased, as a percentage of sales, by 3.8% as compared to 1994.

Refining margin at the McKee and Three Rivers Refineries and the Wilmington Refinery decreased by 20.7% and 15.3%, respectively, to $3.49 per barrel and $4.38 per barrel, respectively, from 1994 to 1995 as a result of a narrowing of the price differential between light and heavy crude oil, increases in overall Southwest crude oil costs, an oversupply of gasoline during the first half of 1995 attributable to the introduction of Federal specification reformulated gasoline and, in the case of the Wilmington Refinery, the need to run higher cost feedstocks following a June 1995 crude oil heater explosion and fire. Throughput at the McKee and Three Rivers Refineries for 1995 decreased by 8,800 BPD or 4.4%. Throughput at the Wilmington Refinery decreased by 9,000 BPD or 10.7% as compared to 1994, as refinery units were down on several occasions during 1995 in order to tie in units required to make California Air Resource Board specification gasoline and to replace the crude oil heater destroyed by the previously mentioned explosion and fire. Retail marketing sales volume increased by 5,400 BPD, or 7.3%, from 1994 to 1995 as a result of an increase in retail sites. However, retail marketing fuel margins decreased by 8.0% from 1994, to 13.8c. per gallon in 1995, partially due to rising wholesale prices during the second half of 1995.

Merchandise sales and margins at the Company's convenience stores were comparable from 1994 to 1995, averaging approximately $1.1 million per day and 30.0%, respectively.

Refinery operating expenses, before depreciation, of $227.0 million in 1995 were 3.0% lower than in 1994 while marketing and other operating expenses increased by 29% to $326.4 million due, in part, to the addition of NCS in December 1995. Selling, general and administrative expenses of $89.6 million in 1995 were comparable to those of 1994.


NORTHEAST OPERATIONS

Sales and other revenues in the Northeast for 1995 of $2.7 billion were 5.5% higher than in 1994 as product sales volume increased by approximately 1.0% to 150,000 BPD and average product prices increased by 8.7% from 1994. Cost of products sold, as a percentage of sales, remained relatively consistent from 1994 to 1995. Refining margins decreased 7.2% to $2.33 per barrel in 1995 from $2.51 per barrel in 1994, as narrow price differentials between North Sea crude oil and Gulf Coast based product prices, which began in 1994, continued throughout most of 1995. Throughput at the Quebec Refinery decreased by 3.0% from 1994 levels, to 135,000 BPD in 1995, due to downtime during the second half of 1995 as work was performed to allow the refinery to run lower cost, acidic crude oil such as Heidrun. Retail marketing fuel margins for 1995 averaged 26.3c. per gallon, a decrease of 2.2% from 1994, reflecting continued competitive pressures on motorist margins and weak demand for heating oil caused by mild weather during the first quarter of 1995. Retail marketing sales volumes for 1995 were virtually unchanged from 1994 and averaged 56,400 BPD as increased motorist sales volume attributable to the August 1994 acquisition of the Sergaz service station network was offset by the previously mentioned weak demand for heating oil during the first quarter of 1995.

Refinery operating expenses, before depreciation, totaled $46.1 million or 94c. per barrel in 1995 as compared to $56.1 million or 93c. per barrel in 1994.
The marginal increase in refinery operating cost per barrel reflects the reduction in 1995 refinery throughput previously noted. Refinery operating expenses in 1994 included the cost of the brief operation and then closure of the Company's Halifax, Nova Scotia Refinery following the expiration of the Company's processing agreement with Statoil North America Inc. Selling, general and administrative expenses of $165.1 million during 1995 were $14.8 million lower than in 1994 as a result of reduced transportation and other marketing related costs during 1995 and one-time non-officer employee bonuses of $2.4 million recorded in 1994.

COMBINED INTEREST AND TAXES

Net interest expense was $79.7 million in 1995 compared to $78.5 million in 1994. Average borrowing increased from $1.0 billion in 1994 to $1.2 billion in 1995 and the average interest rate on the Company's borrowings approximated 8.7% in both 1995 and 1994. The impact of increased borrowings was partially offset by an increase in capitalized interest to $11.0 million in 1995 from $5.7 million in 1994 as a result of various major capital projects underway in 1995.

The provision for income taxes in 1995 of $52.1 million decreased, as a percentage of pre-tax income, from 38.0% in 1994 to 35.4% in 1995, principally as a result of non-taxable income recognized in 1995 from changes in accounting estimates and the favorable settlement of previously accrued liabilities as well as certain state income tax credits in the Southwest.


ENVIRONMENTAL MATTERS

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates. The Company has accrued liabilities for estimated site restoration costs to be incurred in the future at certain facilities and properties. In addition, the Company has accrued liabilities for environmental remediation obligations at various sites, including the multiparty sites in the Southwest where the Company has been identified as a potentially responsible party. Under the Company's accounting policy, liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can reasonably be estimated. At December 31, 1996 and 1995, accruals for environmental matters amounted to $151.4 million and $122.2 million, respectively. Charges to income during 1996 for environmental matters, principally to conform the accounting of Diamond Shamrock and Ultramar, totaled $41.7 million. Environmental charges during the two years ended December 31, 1995 were not significant.

Total future environmental costs cannot be reasonably estimated due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of the Company's liability in proportion to other parties, improvements in clean-up technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single period, the Company believes that such costs will not have a material adverse effect on the Company's operations or financial position. See Item 1. "Business--Regulatory Matters--Environmental" for further discussion of these matters.

CAPITAL EXPENDITURES

The refining and marketing of petroleum products is a capital intensive business. Significant capital requirements include expenditures to upgrade or enhance operating facilities to meet environmental regulations and maintain the Company's competitive position as well as to acquire, build and maintain broad-based retail networks. The capital requirements of the Company's operations consist primarily of (i) non-discretionary expenditures, such as those required to maintain reliability and safety and to address environmental regulations (including reformulated fuel specifications, stationary source emission standards and underground storage tank regulations); and (ii) discretionary opportunity expenditures, such as those planned to expand and upgrade its retail marketing business and to increase the capacity of certain refinery processing units and pipelines.

During 1996, capital expenditures totaled $343.1 million and included the completion of a high-pressure gasoil hydrotreater at the Wilmington Refinery and a heavy gasoil hydrotreater at the Three Rivers Refinery. The addition of the gasoil hydrotreaters increases each refinery's ability to upgrade unfinished product into finished product and to process lower cost, heavy crude oil and less expensive feedstocks. Other capital projects included modifications to the Quebec Refinery to enhance its ability to process acidic crude oils and modifications to accommodate a unit train to transport product from the refinery to Montreal. Capital expenditures also included construction of a second 730 million pound per year propylene splitter at Mont Belvieu which was completed in August 1996.

Marketing related capital expenditures in 1996 included construction of new retail stores, principally in Arizona, and the acquisition of home heating oil and wholesale distribution operations in the northeast United States. Additional capital projects included the rebranding and integration of the acquired NCS stores into the Company's Southwest system. The rebranding and integration program included signage on the street and at the service station pumps and upgraded security, computerization and store interiors.

Although the Company intends to continue to pursue acquisitions and other capital investment opportunities, the Company's objective is to reduce capital expenditures on presently operating assets. Capital expenditures budgeted for 1997 total $285.0 million, a substantial decrease from the Company's four year annual average through 1996 of $440.0 million.

Over the next five years the Company plans to invest approximately $430.0 million to expand and upgrade its retail and wholesale marketing operations in the Southwest and Northeast. The Company plans to expand its retail marketing presence through the acquisition and construction of approximately 125 company-owned and operated stations with convenience stores. The current estimated cost of the Southwest retail growth program for the next several years is $250.0 million. In the Northeast, the Company plans to continue a program begun in 1994 to operate up to 600 of the sites it owns or controls in its eastern Canadian retail marketing network. In connection with the program, the Company intends to invest approximately $100.0 million over the next five years by adding approximately 400 convenience stores to existing and new company-operated locations. In addition, the Company plans to spend approximately $80 million over the next five years to expand its retail home heating oil business, primarily through acquisitions in eastern Canada and the northeastern United States.

The following table sets forth a summary of the growth capital projects planned by the Company for the next several years at its refineries. Many of the projects contain both a non-discretionary component and a discretionary component intended to take advantage of opportunities to achieve a high return on investment. The estimates of the level of expenditures set forth below, are based upon the Company's current expectations. It should be noted that investment plans are subject to change depending on further detailed engineering and economic studies and that construction costs, which are particularly difficult to anticipate, could change substantially if the demand for construction outstrips supply. The effect of these uncertainties upon the estimates set forth below could be material and there can be no assurance that actual costs will not exceed these estimates.

                                                                                                      ESTIMATED
                                                                                                       FUTURE
         PROJECT                                           PURPOSE                                  PROJECT COSTS
--------------------------             ----------------------------------------------------         -------------
                                                                                                    (IN MILLIONS)
Crude Oil and Conversion
Unit Capacity Increases                Modifications to increase the capacity to process
                                       available feedstocks and improve light product yields            $85

Heavy Crude Oil Processing
Improvements                           Modifications to increase heavy crude oil processing
                                       capability                                                        50

Advanced Computer Controls             Modifications to improve process control and
                                       increase light product yields                                     15

Light Products Distribution
Expansion                              Modifications to increase pipeline, terminal and
                                       railcar distribution capacity                                     35


The Company believes that the Quebec provincial government will issue new refinery liquid effluent regulations during 1998 that, if adopted, will require modifications and additions to the Quebec Refinery's waste water treatment facilities. The Company has completed a detailed process design and estimates the cost of potential capital expenditures required to comply with the expected regulations to be approximately $11.6 million. It is expected that any required construction for the modifications and new equipment would begin in 1998 and be completed to meet the anticipated new regulations. See Item 1. "Business - Regulatory Matters - Environmental-Canadian Operations."

The Company is continually investigating strategic acquisitions and other business opportunities, some of which may be material, that will complement its current business activities.

The Company expects to fund its capital expenditures over the next several years from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under its bank credit facilities and its commercial paper and medium-term note programs discussed below. In addition, depending upon its future needs and the cost and availability of various financing alternatives, the Company may, from time to time, seek additional debt or equity financing in the public or private markets.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash position of $197.9 million at December 31, 1996. Following the Merger, the Company negotiated new committed, unsecured bank facilities which provide a maximum of $500.0 million of available credit to the Company (the "U.S. Facility") and Cdn. $200.0 million of available credit to Canadian Ultramar Company ("CUC", formerly Canadian Ultramar Limited). In addition, the Company has a $200.0 million commercial paper program supported by the U.S. Facility. The bank facilities extend through 2001 and reflect a reduction in interest rates compared to the facilities they replaced. The Company's bank facilities and certain of its other debt instruments require the maintenance of certain financial ratios and contain covenants that must be complied with to maintain borrowing privileges. The Company believes these covenants will not have a significant impact on the Company's liquidity and ability to borrow funds as needed. At December 31, 1996, the Company had approximately $574.2 million of borrowing capacity under the bank facilities and commercial paper program and approximately $240.0 million of borrowing capacity under uncommitted short-term lines of credit with a number of financial institutions.

The Company also has the ability to issue an additional $50.0 million of medium term notes under a $200.0 million shelf registration filed with the Security and Exchange Commission in August 1994.

In 1996, the Company entered into a long-term lease agreement (the "Jamestown Lease") to accommodate its retail outlet construction program. Pursuant to the terms of the lease, the lessor has agreed to finance the acquisition and/or construction of retail marketing sites up to $100.0 million and to lease these sit`es to the Company. After the non-cancelable lease term, which expires in July 2003, the Jamestown Lease may be extended by agreement of the parties, or the Company may purchase or arrange for the sale of the retail outlets. Substantially all of the $100.0 million commitment is presently available to the Company.

The Company believes its current sources of funds will be sufficient to satisfy its capital expenditure, working capital, debt service and dividend requirements for at least the next twelve months.

In February 1997, the Company's Board of Directors declared a Common Stock dividend of $.275 per share payable on March 7, 1997, to holders of record on February 20, 1997. In addition, the Board of Directors declared a quarterly dividend of $.625 per share on its 5% Cumulative Convertible Preferred Stock, payable on March 14, 1997, to holders of record on February 20, 1997.


Cash Flow

Net cash provided by operating activities, consisting principally of net (loss) income adjusted for depreciation and amortization, provisions for losses on receivables, changes in deferred income taxes and changes in working capital accounts, amounted to $293.6 million, $245.5 million and $329.2 million in the years ended December 31, 1996, 1995 and 1994, respectively.

Net cash used in investing activities amounted to $308.2 million, $636.6 million and $356.5 million in the years ended December 31, 1996, 1995 and 1994, respectively. Investment activities consist principally of refining and marketing capital expenditures and acquisitions, net of the proceeds of asset disposals in the ordinary course of business and, beginning in 1995, deferred refinery maintenance turnaround costs.

Net cash provided by financing activities in the year ended December 31, 1996 amounted to $37.8 million. In June 1996, Diamond Shamrock issued $100.0 million of 7.65% debentures due in July 2026. In addition, the Company had borrowings under its various bank credit facilities and commercial paper program aggregating $478.9 million during the year ended December 31, 1996. During 1996 the Company repaid $490.5 million of long-term debt consisting of $275.7 million of scheduled debt maturities and $214.8 million under its various bank credit facilities. Other financing activity in 1996 included $14.0 million of proceeds received principally from the exercise of employee stock options and dividend reinvestment, $5.2 million received from Diamond Shamrock's ESOPs and from the sale of treasury stock and the payment of $69.8 million in Preferred and Common Stock dividends. For the year ended December 31, 1995, net cash provided by financing activities totaled $483.6 million including $128.0 million of proceeds from a secondary offering of the Company's Common Stock and the exercise of employee stock options and dividend reinvestment and $790.0 million of proceeds from long-term borrowings including $224.2 million of medium-term notes, $100.0 million of 7.25% and 8.75% debentures and $465.8 million of borrowings under its various credit facilities. During 1995, the Company repaid $375.9 million of long-term debt consisting of $33.9 million of scheduled debt maturities and $342.0 million under its credit facilities. The Company also received $6.1 million from its ESOPs and the sale of treasury stock and made Preferred and Common Stock dividend payments of $64.6 million during 1995. Financing activities in the year ended December 31, 1994 did not result in a change in the Company's net cash position as the proceeds of long-term borrowings and the exercise of employee stock options and dividend reinvestment were offset by the repayment of short and other long-term debt and the payment of Preferred and Common Stock dividends.

The effect of changes in currency exchange rates on the Company's net cash position during the three year period ended December 31, 1996 was not material.

Income Taxes

At December 31, 1996, the Company had deferred tax assets of $276.4 million and $27.4 million and deferred tax liabilities of $294.0 million and $66.8 million from its U.S. and Canadian operations, respectively.

Current accounting standards require, among other things, recognition of future tax benefits measured by enacted tax rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards, to the extent that the realization of such benefits is more likely to occur than not. The realization of the deferred tax assets is dependent on the Company's ability to generate taxable income in both the U.S. and Canada. Management has determined, based on the Company's history of operating earnings and its expectations for the future, that it is more likely than not that the deferred tax assets will be realized. See Notes to Consolidated Financial Statements - Note 13: Income Taxes.


OUTLOOK

The Company's earnings depend largely on refining and retail marketing margins. The petroleum refining and marketing industry has been and continues to be volatile and highly competitive. The cost of crude oil purchased by the Company as well as the price of refined products sold by the Company have fluctuated widely in the past. As a result of the historic volatility of refining and marketing margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels.

In general, industry inventories are lower than they were a year ago. This should bode well for the industry as we enter the driving season. In addition, backwardation has moderated in the crude oil market and crude oil prices have been declining and are relatively stable at present. Although, we believe 1997 crude oil spreads will be improved over 1996, we do not expect a secular improvement in the industry in the near term.

California refining margins have improved in early 1997 due in part to persistent refinery problems experienced by some competitors and scheduled turnarounds in the industry. The retail margins, although improving, remain weak because of the very competitive West Coast market.

Early in the first quarter, the refining margins in Texas remain weak due to the fall in product prices. If product prices stabilize, refining margins should improve as the refineries run the lower cost crude. Retail margins in Texas and surrounding states are weak and remain flat from the fourth quarter.

In eastern Canada, refining spreads have weakened while retail margins have strengthened because of strong heating oil retail prices.


DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps and forward contracts, foreign exchange contracts and commodity futures, forward and option contracts to manage its exposure to interest rate, exchange rate and commodity price volatility. The Company controls its derivative positions based on their underlying principal values and does not transact derivative positions that exceed the Company's underlying business exposure. The Company does not use complex, leveraged derivative transactions with the intent of producing speculative gains. See Notes to Consolidated Financial Statements - Note 16: Financial Instruments.

SEASONALITY

In the Northeast, demand for petroleum products varies significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for heating oil during the winter months results in the Company having significantly higher accounts receivable and inventory levels during the first and last quarters of each year. The Company's Southwest operations are less affected by seasonal fluctuations in demand than its operations in the Northeast. The working capital requirements of the Southwest operations are limited, due to lower inventory requirements and show little fluctuation throughout the year.


EXCHANGE RATES

The exchange rate between the Canadian and U.S. dollar has weakened substantially from the inception of the Company in 1992. The rate, however, has remained relatively constant during the three year period ended December 31, 1996 as well as during the first two months of 1997. The Company expects the exchange rate to fluctuate during 1997 but cannot reasonably predict its future movement.

As the Company's Canadian operation is in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at December 31, 1996 by $58.3 million. With the exception of its crude oil costs, which are U.S. dollar denominated, the weaker Canadian dollar has also had the effect of reducing, in U.S. dollars, the revenues and the related costs and expenses reported by the Company's Canadian operation. The potential impact on refining margins of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by the Company's pricing policies in Canada, which generally pass on any change in the cost of crude oil. Marketing margins, on the other hand, have been adversely affected by exchange rate fluctuation, as competitive pressures have, from time to time, limited the Company's ability to promptly pass on the increased costs to the ultimate consumer.

The Company periodically enters into short-term foreign exchange contracts to manage its exposure to the negative effects of exchange rate fluctuations on the trade payables of its Canadian operation that are denominated in U.S. dollars. The Company generally does not hedge the effects of foreign exchange rate fluctuations on the translation of its foreign results of operations or financial position. However, the Company has considered various hedge alternatives available to it, along with their attendant costs, and expects to hedge the translation impact when such hedging is considered economically appropriate.


IMPACT OF INFLATION

Although inflation has slowed in recent years, it is still a factor in the U.S. and Canadian economies, increasing the cost to acquire or replace property, plant and equipment and increasing the costs of supplies and labor. As previously noted, to the extent permitted by competition, the Company passes along increased costs to its customers.

In addition, the Company is affected by volatility in the cost of crude oils and refined petroleum products as market conditions continue to be the primary factor in determining the costs of the Company's products. The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of products sold reported in the financial statements approximates current cost and thus reduces distortion in reported income.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Ultramar Diamond Shamrock Corporation


We have audited the accompanying consolidated financial statements and schedule of Ultramar Diamond Shamrock Corporation (formerly Ultramar Corporation) as listed in the accompanying index to the financial statements (Item 14(a)). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of the Diamond Shamrock operations, which financial statements reflect total assets constituting 50% in 1996 and 53% in 1995, and total revenues constituting 49% in 1996, 46% in 1995, and 45% in 1994 of the related consolidated totals. Those financial statements were audited by Price Waterhouse LLP whose report has been furnished to us, and our opinion, insofar as it relates to data included for the Diamond Shamrock operations, is based solely on the report of Price Waterhouse LLP.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures on the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of Price Waterhouse LLP provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of Price Waterhouse LLP, the financial statements listed in the accompanying index to the financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Ultramar Diamond Shamrock Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of Price Waterhouse LLP, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, in 1995, the Company changed its method of accounting for refinery maintenance turnaround costs.



                                                           /S/ ERNST & YOUNG LLP

San Antonio, Texas
February 7, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
of Ultramar Diamond Shamrock Corporation


In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows, including the financial statement schedule (not presented separately herein) present fairly, in all material respects, the financial position of the Diamond Shamrock operations of Ultramar Diamond Shamrock Corporation at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements and financial statement schedule are the responsibility of Ultramar Diamond Shamrock Corporation's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PRICE WATERHOUSE LLP

San Antonio, Texas
February 7, 1997

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                          DECEMBER 31,
                                                                                          -------- ---
                                                                                  1996                  1995
                                                                                  ----                  ----
                                                                                          (in millions)
                                                          ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .          $  197.9             $  175.5
   Accounts and notes receivable, less allowances for uncollectible
     accounts of $15,400,000 and $13,700,000, respectively  . . . . . .             503.1                394.2
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             633.3                664.3
   Prepaid expenses and other current assets  . . . . . . . . . . . . .              35.0                 57.6
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .              30.0                 15.0
                                                                                 --------            ---------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . .           1,399.3              1,306.6

Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .           2,730.8              2,602.5
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             289.9                307.6
                                                                                 --------            ---------
                                                                                 $4,420.0             $4,216.7
                                                                                 ========             ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current portion of long-term debt  . . . . . . . .        $      3.2         $        7.4
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .             540.7                456.1
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . .             328.9                260.0
   Taxes other than income taxes  . . . . . . . . . . . . . . . . . . .             191.3                196.0
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .              32.1                  1.4
                                                                                 --------            ---------
     Total current liabilities  . . . . . . . . . . . . . . . . . . . .           1,096.2                920.9

Long-term debt, less current portion  . . . . . . . . . . . . . . . . .           1,646.3              1,557.8
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . .             349.6                289.9
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .              87.0                120.1

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, par value $.01 per share:
     25,000,000 shares authorized, 1,725,000 shares issued and
     outstanding at December 31, 1996 and 1995  . . . . . . . . . . . .               0.0                  0.0
   Common Stock, par value $.01 per share:
     250,000,000 shares authorized, 74,710,000 shares issued and outstanding at December 31, 1996; 74,031,000 shares issued and
     73,989,000 shares outstanding at December 31, 1995 . . . . . . . .               0.7                  0.7
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .           1,137.0              1,117.8
   ESOP, treasury stock and other . . . . . . . . . . . . . . . . . . .             (32.2)               (37.5)
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .             193.7                302.7
   Foreign currency translation adjustment  . . . . . . . . . . . . . .             (58.3)               (55.7)
                                                                                 --------            ---------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . .           1,240.9              1,328.0
                                                                                 --------            ---------
                                                                                 $4,420.0             $4,216.7
                                                                                 ========             ========

See accompanying notes.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ----- ----- -------- ---
                                                            1996                 1995                   1994
                                                            ----                 ----                   ----
                                                                      (in millions, except share data)
Sales and other revenues (including excise taxes) .        $10,208.4             $8,083.5             $7,418.3
Operating costs and expenses:
  Cost of products sold . . . . . . . . . . . . . .          6,550.0              4,863.1              4,270.3
  Operating expenses  . . . . . . . . . . . . . . .            928.1                672.3                700.8
  Selling, general and administrative expenses  . .            302.0                254.7                269.2
  Taxes other than income taxes . . . . . . . . . .          2,101.1              1,930.3              1,766.8
  Depreciation and amortization . . . . . . . . . .            179.9                136.3                112.0
  Merger and integration costs  . . . . . . . . . .             77.4
                                                           ---------             --------             --------
Total operating costs and expenses  . . . . . . . .         10,138.5              7,856.7              7,119.1
                                                           ---------             --------             --------

Operating income  . . . . . . . . . . . . . . . . .             69.9                226.8                299.2
Interest income . . . . . . . . . . . . . . . . . .             18.4                 13.4                  8.6
Interest expense  . . . . . . . . . . . . . . . . .           (128.5)               (93.1)               (87.1)
                                                           ---------             --------             --------

(Loss) income before income taxes and
  cumulative effect of accounting change  . . . . .            (40.2)               147.1                220.7
Income tax (benefit) expense  . . . . . . . . . . .             (4.3)                52.1                 83.9
                                                           ---------             --------             --------

(Loss) income before cumulative
  effect of accounting change . . . . . . . . . . .            (35.9)                95.0                136.8
Cumulative effect, to December 31,
  1994, of accounting change  . . . . . . . . . . .                                  22.0
                                                           ---------             --------             --------
Net (loss) income . . . . . . . . . . . . . . . . .            (35.9)               117.0                136.8
Dividend requirement on preferred stock . . . . . .              4.3                  4.3                  4.3
                                                           ---------             --------             --------

Net (loss) income applicable to common shares . . .     $      (40.2)           $   112.7             $  132.5
                                                           =========             ========             =========

(Loss) income per common share:

Primary:
  (Loss) income before cumulative effect of
    accounting change . . . . . . . . . . . . . . .            $(.54)               $1.30                 $1.93
   Cumulative effect of accounting change . . . . .                                   .31
                                                           ---------             --------             --------
   Net (loss) income  . . . . . . . . . . . . . . .            $(.54)               $1.61                 $1.93
                                                           =========             ========             =========

Fully diluted:
   (Loss) income before cumulative effect of
    accounting change . . . . . . . . . . . . . . .            $(.54)               $1.29                 $1.90
   Cumulative effect of accounting change . . . . .                                   .30
                                                           ---------             --------             --------
   Net (loss) income  . . . . . . . . . . . . . . .            $(.54)               $1.59                 $1.90
                                                           =========             ========             =========

Weighted average number of shares used in
 computation (in thousands):
  Primary . . . . . . . . . . . . . . . . . . . . .           74,427               70,024                68,733
  Fully diluted . . . . . . . . . . . . . . . . . .           74,427               73,396                72,021

See accompanying notes.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                    ESOP,                   FOREIGN
                                                     ADDITIONAL   TREASURY                  CURRENCY        TOTAL
                                          COMMON       PAID-IN    STOCK AND   RETAINED    TRANSLATION   STOCKHOLDERS'
                                           STOCK       CAPITAL      OTHER     EARNINGS     ADJUSTMENT      EQUITY
                                           -----       -------      -----     --------     ----------      ------
                                                                       (in millions)
Balance at January 1, 1994  . . . . .       $   0.7      $ 982.1  $  (48.5)      $174.9        $(40.0)      $1,069.2

Issuance of Common Stock  . . . . . .                        5.0       0.7         (0.9)                         4.8
Payment on ESOP note  . . . . . . . .                                  5.1                                       5.1
Purchase of treasury stock  . . . . .                                 (3.4)                                     (3.4)
Net income  . . . . . . . . . . . . .                                             136.8                        136.8
Cash dividends  . . . . . . . . . . .                                             (62.0)                       (62.0)
Change in translation adjustment  . .                                                           (30.7)         (30.7)
Other, net  . . . . . . . . . . . . .                        1.5       0.5          1.1                          3.1
                                            -------     --------  ---------    --------       --------      --------
Balance at December 31, 1994  . . . .           0.7        988.6     (45.6)       249.9         (70.7)       1,122.9

Issuance of Common Stock  . . . . . .                      128.6       2.7         (0.6)                       130.7
Payment on ESOP note  . . . . . . . .                                  5.8                                       5.8
Net income  . . . . . . . . . . . . .                                             117.0                        117.0
Cash dividends  . . . . . . . . . . .                                             (64.6)                       (64.6)
Change in translation adjustment  . .                                                            15.0           15.0
Other, net  . . . . . . . . . . . . .                        0.6     ( 0.4)         1.0                          1.2
                                            -------     --------  ---------    --------       --------      --------
Balance at December 31, 1995  . . . .           0.7      1,117.8     (37.5)       302.7         (55.7)       1,328.0
Issuance of Common Stock  . . . . . .                       16.4       1.2         (3.1)                        14.5
Payment on ESOP note  . . . . . . . .                                  4.2                                       4.2
Net loss. . . . . . . . . . . . . .  .                                            (35.9)                       (35.9)
Cash dividends  . . . . . . . . . . .                                             (69.8)                       (69.8)
Other, net  . . . . . . . . . . . . .                        2.8      (0.1)        (0.2)         (2.6)          (0.1)
                                            -------     --------  ---------    --------       --------      --------

Balance at December 31, 1996  . . . .       $   0.7     $1,137.0  $  (32.2)    $  193.7       $ (58.3)      $1,240.9
                                            =======     ========  =========    ========       ========      ========


At December 31, 1996, 1995 and 1994, the Company had issued and outstanding 1,725,000 shares of 5% Cumulative Convertible Preferred Stock with a par value of less than $100,000.





See accompanying notes.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                               ----- ----- -------- ---
                                                                       1996               1995               1994
                                                                       ----               ----               ----
                                                                                       (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income . . . . . . . . . . . . . . . . . . . . . .           $(35.9)           $117.0            $136.8
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . .            179.9             136.3             112.0
     Provision for losses on receivables  . . . . . . . . . .             13.6              13.8               6.6
     Deferred income tax (credit) provision   . . . . . . . .            (45.7)             39.3              64.2
     Cumulative effect of change in accounting policy   . . .                              (22.0)
     Other, net   . . . . . . . . . . . . . . . . . . . . . .              1.2               1.2               4.2
     Changes in operating assets and liabilities:
      (Increase) decrease in accounts and notes receivable  .          (119.9)               3.1            (80.1)
      Decrease (increase) in inventories  . . . . . . . . . .            31.7              (32.1)           (66.4)
      Increase in accounts payable and other current liabilities        213.9               31.2            153.8
      Increase (decrease) in other long-term liabilities  . .            20.0              (46.5)           (18.9)
      Other, net  . . . . . . . . . . . . . . . . . . . . . .            34.8                4.2             17.0
                                                                      -------             ------           ------
Net cash provided by operating activities . . . . . . . . . .           293.6              245.5            329.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures  . . . . . . . . . . . . . . . . . . . .          (315.2)            (474.6)          (347.4)
Acquisition of marketing operations . . . . . . . . . . . . .           (27.9)            (163.5)           (22.4)
Proceeds from sale of assets  . . . . . . . . . . . . . . . .            51.6               16.6             16.5
Expenditures for investments  . . . . . . . . . . . . . . . .            (5.2)              (2.7)            (3.2)
Deferred refinery maintenance turnaround costs  . . . . . . .           (11.5)             (12.4)
                                                                      -------             ------           ------
Net cash used in investing activities . . . . . . . . . . . .          (308.2)            (636.6)          (356.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of Common Stock . . . . . . . . . . .            14.0              128.0              2.9
Proceeds from long-term borrowings  . . . . . . . . . . . . .           578.9              790.0            269.3
Repayment of long-term debt . . . . . . . . . . . . . . . . .          (490.5)            (375.9)          (204.6)
Decrease in short-term borrowings . . . . . . . . . . . . . .                                                (7.8)
Payment of dividends  . . . . . . . . . . . . . . . . . . . .           (69.8)             (64.6)           (62.0)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .             5.2                6.1              2.2
                                                                      -------             ------           ------
Net cash provided by financing activities . . . . . . . . . .            37.8              483.6              0.0

Effect of exchange rate changes on cash . . . . . . . . . . .            (0.8)               0.5             (0.4)
                                                                      -------             ------           ------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . .            22.4               93.0            (27.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . .           175.5               82.5            110.2
                                                                      -------             ------           ------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . .         $ 197.9             $175.5           $ 82.5
                                                                      =======             ======           ======

See accompanying notes.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION

Ultramar Diamond Shamrock Corporation (the "Company" or "UDS", formerly Ultramar Corporation or "Ultramar") is a Delaware company with crude oil refining and petroleum product marketing operations in the southwest United States (the "Southwest") and northeast United States and eastern Canada (the "Northeast"). The Company markets petroleum products (principally transportation fuels and heating oil) through both wholesale and retail distribution facilities and a broad range of convenience items through company-operated stores in all its market areas.

Under the terms of an Agreement and Plan of Merger dated September 22, 1996 between the Company and Diamond Shamrock, Inc. ("Diamond Shamrock"), Diamond Shamrock was merged with and into the Company effective December 3, 1996, in a transaction accounted for as a pooling-of-interests (the "Merger") (see Note
3). In connection with the Merger, the Company changed its name from Ultramar Corporation to Ultramar Diamond Shamrock Corporation.


NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All financial information includes the results of Diamond Shamrock for all periods presented prior to the Merger on December 3, 1996 (see Note 3). Investments in 50% or less owned companies are accounted for using the equity method of accounting. Certain 1995 and 1994 amounts have been reclassified to conform to the presentation used in 1996.


Use of estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories. Crude oil and refined and other finished product inventories are valued at the lower of cost or market (net realizable value). Cost is determined primarily on the last-in, first-out ("LIFO") basis. Materials and supplies and convenience store items are valued at average cost, not in excess of market value.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of depreciable assets.

Environmental Costs. Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are reported separately as receivables to the extent such recoveries are considered probable.

Excise Taxes. Federal excise and state motor vehicle fuel taxes collected on the sale of products and remitted to governmental agencies are included in sales and other revenues and taxes other than income taxes. Such amounts totaled $2.0 billion, $1.8 billion and $1.7 billion for the years ended December 31, 1996, 1995 and 1994, respectively.

Income Taxes. Income taxes include deferred taxes resulting from temporary differences in the bases of assets and liabilities for financial and tax reporting purposes. The liability method of accounting for income taxes requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted.

Functional Currency. The functional currency of the Company's Canadian operations is the Canadian dollar. The translation into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the year. Adjustments resulting from such translation are recorded as a separate component of stockholders' equity.

Earnings per share. The computation of primary earnings (loss) per common share is based on the weighted average number of common shares outstanding during the year and, to the extent dilutive, common stock equivalents consisting of stock options, stock awards subject to restrictions and stock appreciation rights. Primary earnings (loss) per common share have been adjusted for dividend requirements on Preferred Stock. The computation of fully diluted earnings per share assumes conversion of the Preferred Stock during the time that the shares are outstanding if such conversion is dilutive.


NOTE 3: MERGER OF ULTRAMAR AND DIAMOND SHAMROCK

On December 3, 1996, Diamond Shamrock merged with and into the Company. In connection with the Merger, the Company issued 29.876 million shares of its Common Stock and 1.725 million shares of its newly created 5% Cumulative Convertible Preferred Stock in exchange for all the outstanding Common Stock and 5% Cumulative Convertible Preferred Stock of Diamond Shamrock. The shareholders of Diamond Shamrock received 1.02 shares of UDS Common Stock for each share of Diamond Shamrock Common Stock and one share of UDS 5% Cumulative Convertible Preferred Stock for each share of Diamond Shamrock 5% Cumulative Convertible Preferred Stock. The Merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the Merger to include the results of operations, financial position and cash flows of Ultramar and Diamond Shamrock.

Sales and other revenues, net loss (income) and dividends per share for Ultramar and Diamond Shamrock for the periods prior to the Merger are presented below. Since the Merger was effective December 3, 1996, the table reflects the sales and other revenues and net loss for the entire year of 1996. Operations from December 3, 1996 to year-end would not have a material impact on the data presented.

                                                                                  Years Ended December 31,
                                                                                  ----- ----- -------- ---
                                                                    1996                  1995                 1994
                                                                    ----                  ----                 ----
                                                                          (in millions, except per share data)
Sales and other revenues:
  Ultramar Corporation  . . . . . . . . . . . . . . . . . .   $   3,421.8               $2,714.4             $2,547.7
  Diamond Shamrock, Inc.  . . . . . . . . . . . . . . . . .       4,993.7                3,703.0              3,312.1
  Reclassifications   . . . . . . . . . . . . . . . . . . .       1,792.9                1,666.1              1,558.5
                                                                ---------               --------             --------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . .     $10,208.4               $8,083.5             $7,418.3
                                                                =========               ========             ========

Net (loss) income:
   Ultramar Corporation   . . . . . . . . . . . . . . . . .      $   48.2                $  69.7              $  61.0
   Diamond Shamrock, Inc.   . . . . . . . . . . . . . . . .         (31.1)                  47.3                 75.8
   Merger and transition costs, net of
     income tax benefit   . . . . . . . . . . . . . . . . .         (53.0)
                                                                ---------               --------             --------
   Total  . . . . . . . . . . . . . . . . . . . . . . . .         $ (35.9)                $117.0               $136.8
                                                                =========               ========             ========

Dividends per share:
  Ultramar Corporation Common Stock . . . . . . . . . . . .          $1.10                 $1.10                $1.10
  Diamond Shamrock, Inc. Common Stock . . . . . . . . . . .            .56                   .56                  .53
  Diamond Shamrock, Inc. 5% Cumulative Convertible
     Preferred  . . . . . . . . . . . . . . . . . . . . . .           2.50                  2.50                 2.50

In combining the financial information of Ultramar and Diamond Shamrock, certain reclassifications of historical financial data have been made to conform the accounting policies of the two companies. Reclassifications include the presentation of Ultramar Federal excise and state motor vehicle fuel taxes collected on the sale of product as sales and other revenues with a corresponding charge to taxes other than income taxes. In addition, Diamond Shamrock interest income has been reclassified from sales and other revenues to interest income.

In connection with the Merger, the Company recorded merger and integration costs of $77.4 million ($53.0 million net of income tax benefits) during the fourth quarter of 1996. Merger costs of $13.1 million consist principally of financial and legal fees and registration costs. Integration costs of $64.3 million include costs to combine the two operations, including costs associated with a workforce reduction of approximately 200 employees, the termination of certain agreements, the writedown of certain facilities and equipment and other costs. Integration costs accrued at December 31, 1996 include estimated termination benefits of $23.1

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


million. Expenditures related to these costs are expected to be substantially completed by the end of 1997. Additional costs, if any, will be recognized in subsequent reporting periods as additional decisions are made and actions are taken to combine the two companies.


NOTE 4:  ACQUISITION OF NATIONAL CONVENIENCE STORES

On December 14, 1995, Diamond Shamrock completed the acquisition of National Convenience Stores Incorporated ("NCS"). NCS operated 661 "Stop N Go" convenience stores located in Texas. The total value of the transaction, including transaction costs and the assumption of debt, was approximately $280.0 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of NCS have been included in the consolidated operating results since the date of acquisition. The purchase price exceeded the fair value of net assets acquired by approximately $160.5 million, which is included in the accompanying consolidated balance sheet as an intangible asset (see Note 9).

The pro forma financial data below, which combines the results of operations of the Company and NCS prior to the acquisition, are unaudited and reflect purchase price accounting adjustments assuming the acquisition had occurred at the beginning of each year presented.

                                                                                      Years ended December 31,
                                                                                      ----- ----- -------- ---
                                                                                     1995                    1994
                                                                                     ----                    ----
                                                                                 (in millions, except per share data)
    Sales and other revenues  . . . . . . . . . . . . . . . . . . . . . . . .      $8,946.6                $8,306.5
    Income before tax provision and cumulative effect of accounting change  .         141.2                   210.2
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         110.3                   127.2
    Primary earnings per common share   . . . . . . . . . . . . . . . . . . .          1.51                    1.79
    Fully diluted earnings per common share   . . . . . . . . . . . . . . . .          1.50                    1.77


NOTE 5:  CHANGE IN ACCOUNTING FOR REFINERY MAINTENANCE TURNAROUND COSTS

During the second quarter of 1995, Ultramar changed its method of accounting for refinery maintenance turnaround costs from an accrual method to a deferral and amortization method to better match revenues and expenses. The change resulted in a cumulative adjustment through December 31, 1994 of $22.0 million (after income taxes of $13.4 million) or $.31 per share, which is included in net income for the year ended December 31, 1995. The effect of the change on the year ended December 31, 1995 was to increase income before cumulative effect of accounting change by approximately $3.5 million ($.05 per share) and net income by $25.5 million ($.36 per share). Pro forma net income for the year ended December 31, 1994 of $143.4 million ($2.03 per share), reflects the effect of the retroactive application of the change in accounting for refinery maintenance turnaround costs as if the new method had been applied since the inception of the Company.


NOTE 6:  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable were as follows:



                                                                                                December 31,
                                                                                              -----------------
                                                                                              1996         1995
                                                                                              ------     ------
                                                                                                (in millions)
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . .              $482.5      $367.7
    Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                15.5        17.0
                                                                                              ------     ------
                                                                                              498.0       384.7
    Allowance for uncollectible amounts   . . . . . . . . . . . . . . . . . . .               (15.4)      (13.7)
                                                                                              ------     ------
                                                                                               482.6      371.0
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 20.5       23.2
                                                                                              ------     ------
                                                                                              $503.1     $394.2
                                                                                              ======     ======

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 7:  INVENTORIES

Inventories were as follows:

                                                                                                      December 31,
                                                                                                   -------------------
                                                                                                   1996            1995
                                                                                                   ----            ----
                                                                                                        (in millions)
    Crude oil and other feedstocks  . . . . . . . . . . . . . . . . . . . . . . . . .              $309.2         $275.7

    Refined and other finished products   . . . . . . . . . . . . . . . . . . . . . .               264.7          332.6

    Materials and supplies and convenience store items  . . . . . . . . . . . . . . .                59.4           56.0
                                                                                                   ------         ------
                                                                                                   $633.3         $664.3
                                                                                                   ======         ======


At December 31, 1996, replacement cost exceeded the LIFO cost of inventories by $148.5 million. At December 31, 1995, replacement cost was lower than LIFO cost by $16.0 million.


NOTE 8:   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are summarized as follows:


                                                                                              December 31,
                                                                                              -------- ---
                                                     Estimated                          1996              1995
                                                    Useful Lives                        ----              ----
                                                    ------ -----                             (in millions)
    Refining  . . . . . . . . . . . . . . . . .      15-30 years                      $2,507.2           $2,329.5
    Marketing   . . . . . . . . . . . . . . . .       5-30 years                         896.2              835.1
    Petrochemical and Allied Businesses   . . .       5-25 years                         224.9              203.4
    Other   . . . . . . . . . . . . . . . . . .       3-10 years                          56.9               57.0
                                                                                      --------           --------
                                                                                       3,685.2            3,425.0
    Accumulated depreciation
    and amortization  . . . . . . . . . . . . .                                         (954.4)            (822.5)
                                                                                      --------           --------
                                                                                      $2,730.8           $2,602.5
                                                                                      ========           ========


NOTE 9:  OTHER ASSETS

Other assets consisted of the following:

                                                                                                 December 31,
                                                                                                 -------- ---
                                                                                              1996           1995
                                                                                              ----           ----
                                                                                                  (in millions)
    Goodwill and other intangibles, net of accumulated amortization of $12.5
         million in 1996 and $7.4 million in 1995 . . . . . . . . . . . . . . . . .          $176.2          $169.4
    Non-current notes receivable, net of allowance for uncollectible amounts
         of $3.4 million in 1996 and $3.3 million in 1995 . . . . . . . . . . . . .            33.2            35.1
    Other non-current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .            80.5           103.1
                                                                                             ------          ------
                                                                                             $289.9          $307.6
                                                                                             ======          ======

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is being amortized using the straight-line method over periods ranging from 10 to 20 years.

Non-current notes receivable include amounts due from customers for equipment purchases.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 10:   NOTES PAYABLE AND CREDIT FACILITIES

Long-term debt consisted of the following:

                                                                                                   December 31,
                                                                                                   -----------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                  (in millions)
    Senior Notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  122.2    $  156.5
    8.25% Notes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             174.9       174.9
    8.625% Guaranteed Notes   . . . . . . . . . . . . . . . . . . . . . . . . . . .             274.3       274.2
    Medium-term Notes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             294.8       294.8
    Revolving/term credit agreements  . . . . . . . . . . . . . . . . . . . . . . .                         220.0
    Debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             300.0       200.0
    Commercial paper    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             146.0
    Bank Money Market Facilities  . . . . . . . . . . . . . . . . . . . . . . . . .             280.0       163.0
    Mortgages   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              44.6        59.3
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12.7        22.5
                                                                                             --------    --------
                                                                                              1,649.5     1,565.2
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3.2         7.4
                                                                                             --------    --------
                                                                                             $1,646.3    $1,557.8
                                                                                             ========    ========

Between 1987 and 1989, Diamond Shamrock placed 9% Senior Notes due 1987 - 1997, 8.35% Senior Notes due 1989 - 1997 and 8.77% Senior Notes due 1997 - 2009 with an institutional investor and loaned the proceeds to two Employee Stock Ownership Plans (see Note 11). The 8.77% notes require annual installment payments of $3.2 million in 1997 and $4.1 million through 2009. Senior Notes also include 10.75% notes which require annual installment payments of $30.0 million through April 1999. Since the Company intends to refinance the scheduled payments by the use of other credit facilities which would be classified as long-term, and the Company has the ability to do so, the annual installments due in 1997 have been classified as long-term.

The Company issued the 8.25% Notes due in 1999 and Ultramar Credit Corporation ("UCC"), a financing subsidiary, issued the 8.625% Guaranteed Notes due in 2002, in public offerings in 1992. The 8.625% Guaranteed Notes issued by UCC are guaranteed by the Company. Both of these notes are unsecured and interest is payable semi-annually.

Medium term notes at December 31, 1996 consisted of $150.0 million of 8% notes due in 2005, $75.0 million of 9.375% notes due in 2002 and $70.0 million of notes with an average interest rate of 7.8% and an average maturity of 12 years. The medium-term notes are unsecured and interest is payable semi-annually.

At December 31, 1996, the Company's committed bank facilities consisted of (i) a U.S. facility under which the Company may borrow and obtain letters of credit in an aggregate amount of $500.0 million (the "U.S. Bank Facility") and (ii) a Canadian facility under which the Company's Canadian subsidiary, Canadian Ultramar Company ("CUC", formerly Canadian Ultramar Limited), may borrow, issue bankers acceptances and obtain letters of credit in an aggregate amount of Cdn. $200.0 million (the "Canadian Bank Facility" and together with the U.S. Bank Facility, the "Bank Facilities"). The Company must pay annual fees of 1/9 of 1% on the total used and unused portion of the Bank Facilities. The interest rates under the Bank Facilities are floating, based upon the prime rate, the London interbank offered rate or other floating interest rates, at the option of the Company. At December 31, 1996, there were no borrowings drawn against the Company's Bank Facilities. Amounts outstanding under the Bank Facilities are due in 2001, upon expiration of the facilities.

The Bank Facilities and the indentures governing the various notes contain restrictive covenants relating to the Company and its financial condition, operations and properties. Under these covenants, the Company and certain of its subsidiaries are required to, among other things, maintain consolidated interest coverage and debt-to-total capital ratios. Although these covenants have the effect of limiting the Company's ability to pay dividends, it is not anticipated that such limitations will affect the Company's present ability to pay dividends. At December 31, 1996, under the most restrictive of these covenants, $273.2 million was available for the payment of dividends.

Diamond Shamrock issued $100.0 million of 7.65% debentures due in 2026, $25.0 million of non-callable 7.25% debentures due in 2010, $75.0 million of non-callable 8.75% debentures due in 2015 and $100.0 million of 8.0% debentures due in 2023.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The Company has a $200.0 million commercial paper program supported by the U.S. Bank Facility. At December 31, 1996, borrowings under the commercial paper program of $146.0 million were classified as long-term based on the Company's ability and intent to refinance these amounts on a long-term basis, using its Bank Facilities.

At December 31, 1996, the Company had available money market lines of credit with numerous financial institutions which provided the Company with additional uncommitted borrowing capacity of $375.0 million and Cdn.$198.7 million. Borrowings under the money market lines are typically short-term and bear interest at prevailing market rates as established by the financial institutions. At December 31, 1996 and 1995, outstanding borrowings were $280.0 million at a weighted average interest rate of 6.23% and $163.0 million at a weighted average interest rate of 6.05%, respectively. Since the Company has the ability and intent to refinance the scheduled maturities by the use of the Bank Facilities, borrowings under the money market lines have been classified as long-term.

Diamond Shamrock assumed mortgages with a net present value of $59.3 million (the "Mortgages") as part of the NCS acquisition in December 1995. The Mortgages currently carry an annual interest rate of 9.5%, have maturities of 6 years and are recorded at their net present value of $44.6 million. The Mortgages are secured by retail properties owned by the Company.

The aggregate maturities of long-term debt at December 31, 1996 were as follows:

                                                                                                         (in millions)

    1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    3.2
    1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           42.1
    1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          211.4
    2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8.9
    2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          513.4
    Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          870.5
                                                                                                            --------
                                                                                                            $1,649.5
                                                                                                            ========

Outstanding letters of credit totaled $79.4 million and $17.4 million at December 31, 1996 and 1995, respectively.

The Company has the ability to issue an additional $50.0 million of medium-term notes under a $200.0 million shelf registration filed with the Securities and Exchange Commission in August 1994.

Interest payments totaled $114.0 million (net of capitalized interest of $8.8 million), $85.8 million (net of capitalized interest of $11.0 million) and $80.8 million (net of capitalized interest of $5.7 million) for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 11:     STOCKHOLDERS' EQUITY

At December 31, 1996, the Company had issued and outstanding 1.725 million shares of 5% Cumulative Convertible Preferred Stock. The Preferred Stock is non-voting and holders of Preferred Stock are entitled to receive a quarterly dividend of $.625 per share which must be paid before a dividend can be paid on the Company's Common Stock. The Preferred Stock has a liquidation value of $50.00 per share (aggregate liquidation value of $86.3 million) and each Preferred Share can be converted into the number of shares of the Company's Common Stock obtained by dividing $50.00 by the conversion price then in effect ($25.98 at December 31, 1996), at any time up to and including the redemption date. Until June 14, 2000, the Preferred Stock is redeemable at the option of the Company for Common Stock, subject to certain conditions precedent relating to the market price of the Common Stock. After June 15, 2000, it is redeemable for cash at the option of the Company, at a redemption price of $50 per share plus any accrued and unpaid dividends.

In October 1995, the Company issued 5.75 million shares of Common Stock in a public offering at an offering price of $22.875 per share. Net proceeds to the Company were approximately $125.5 million.

The Company has adopted several Long-Term Incentive Plans (the "LTIPs"), which are administered by the Compensation Committee of the Board of Directors. Under the terms of the LTIPs, the Board may grant restricted stock, stock options, stock appreciation rights, performance units and securities awards to officers and key employees of the Company. The vesting period

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


for awards under the LTIPs are established by the Board at the time of grant. Restricted shares awarded under the Company's 1992 and 1996 LTIPs generally vest on the third anniversary of the date of grant. Restricted shares granted under the Company's 1987 and 1990 LTIPs vest over a three year period through 1999. Stock options may not be granted at less than the fair market value of the Company's Common Stock at the date of grant and may not expire more than ten years from the date of grant. Options granted by Diamond Shamrock prior to the Merger become exercisable 40%, 30% and 30% on the first, second and third anniversaries of the date of grant. Under the terms of Ultramar's 1992 LTIP, upon the occurrence of a change in control, all rights and options become immediately vested and exercisable, and all restricted shares immediately vest. As a result, upon consummation of the Merger, 1,152,920 options became exercisable and 24,898 restricted shares vested.

Grants of restricted shares and performance units under the 1987 and 1990 LTIPs for 1996, 1995 and 1994, as adjusted to reflect the Merger, are summarized as follows:

                                                                                      Years Ended December 31,
                                                                                      ----- ----- -------- ---
                                                                            1996              1995                1994
                                                                            ----              ----                ----
   Restricted shares  . . . . . . . . . . . . . . .                           48,106            45,609             16,779
   Performance units  . . . . . . . . . . . . . . .                        2,374,356         1,727,880          1,671,780

The Company recognized compensation expense during 1996, 1995 and 1994 related to the performance units of $2.9 million, $1.6 million and $0.5 million, respectively.

On December 19, 1996 and February 19, 1997, the Compensation Committee granted 2,949,250 and 106,450 stock options, respectively, under the 1996 LTIP. Under these grants, 1,100,700 shares vest 30%, 30% and 40% on the first, second and third anniversaries of the date of grant and 1,955,000 shares vest 100% after 4 1/2 years, except that accelerated vesting will occur if the market price of the Company's Common Stock reaches prescribed levels prior to such time. These stock options have terms ranging from 5 to 10 years. A total of 2,945,550 shares are available for future issuance under the 1996 LTIP.

Stock option transactions under the various LTIPs are summarized below. The exercise price and number of stock options issued in transactions under the 1987 and 1990 LTIPs occurring prior to December 3, 1996, the effective date of the Merger, have been adjusted to reflect the exchange of 1.02 shares of UDS Common Stock for each share of Diamond Shamrock Common Stock.

                                                                                         Weighted Average
                                                                          Shares          Exercise Price
                                                                          ------          -------- -----
Outstanding January 1, 1994 . . . . . . . . . . . . . . . . . . .       2,452,499             $18.22
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         638,416              28.05
Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (112,044)             18.54
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (291,934)             18.00
                                                                        ---------
Outstanding December 31, 1994 . . . . . . . . . . . . . . . . . .       2,686,937              20.57

Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         975,050              24.27
Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (13,914)             18.73
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (204,834)             16.55
                                                                        ---------
Outstanding December 31, 1995 . . . . . . . . . . . . . . . . . .       3,443,239              21.86

Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,902,675              29.82
Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (275,255)             26.25
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (707,526)             19.98
                                                                        ---------
Outstanding December 31, 1996 . . . . . . . . . . . . . . . . . .       6,363,133              26.76
                                                                        =========

At December 31, 1996, 1995 and 1994, exercisable stock options totaled 2.9 million, 1.7 million and 1.0 million shares and had weighted average exercise prices of $23.04, $20.33 and $18.51 per share, respectively.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Stock options outstanding and exercisable at December 31, 1996 were as follows:

                           Options Outstanding                                          Options Exercisable
-------------------------------------------------------------------------        --------------------------------
   Range of           Number        Weighted-Average     Weighted-Average          Number        Weighted-Average
Exercise Prices     Outstanding      Remaining Life       Exercise Price         Exercisable      Exercise Price
---------------     -----------     ----------------     ----------------        -----------     ----------------
$11.10 - $19.49        842,132            5.6                 $16.36                842,132           $16.36
$20.40 - $23.53        470,180            6.7                 $22.42                359,285           $22.08
$23.66 - $28.43      1,491,801            8.1                 $26.17              1,375,778           $26.12
$28.56 - $33.58      3,559,020            9.7                 $30.05                285,863           $29.13
                     ---------                                                    ---------

$11.10 - $33.58      6,363,133            8.5                 $26.76              2,863,058           $23.04
                     =========                                                    =========

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, the Company has not recognized compensation expense for its stock options granted. Had compensation expense for the Company's stock options granted in 1996 and 1995 been determined based on the fair value at the grant dates consistent with the methodology of Statement No. 123, pro forma net (loss) income applicable to common shares and net (loss) income per common share would have been as follows:

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                           1996               1995
                                                                           ----               ----
                                                                     (in millions, except per share data)

    Pro forma net (loss) income   . . . . . . . . . . . . . . . .         $(44.2)            $110.8

    Pro forma (loss) income per share:
       Primary  . . . . . . . . . . . . . . . . . . . . . . . . .         $(0.59)            $ 1.58
       Fully diluted  . . . . . . . . . . . . . . . . . . . . . .         $(0.59)            $ 1.57

The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 was $5.83 and $6.54, respectively. Because Statement No. 123 is applicable only to options granted in fiscal years beginning subsequent to December 15, 1994, its pro forma effect will not be fully reflected until 1997.

For purposes of the pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the respective grant dates using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                          1996                    1995
                                                                          ----                    ----
    Expected Volatility   . . . . . . . . . . . . . . . . . . . .      0.22 - 0.23             0.25 - 0.27
    Expected Dividend Yield   . . . . . . . . . . . . . . . . . .     3.34% - 3.48%           2.07% - 3.48%
    Expected Life (Term)  . . . . . . . . . . . . . . . . . . . .      4 - 6 years             4 - 6 years
    Risk-Free Interest Rate   . . . . . . . . . . . . . . . . . .     5.45% - 6.07%           6.71% - 7.72%

In January 1993, the Board of Directors adopted the Ultramar Corporation Annual Incentive Plan ("AIP") which provides for cash and restricted Common Stock awards to officers and certain key employees of the Company. Annual awards under the AIP are generally based on attainment of various performance measures established by the Company's Board of Directors. Restricted shares awarded under the terms of the AIP generally vest on the second anniversary of the date of grant. A total of 446,363 shares remain available for issuance under the AIP.

A Performance Incentive Plan has been adopted by Diamond Shamrock under which the Compensation Committee may grant cash awards to eligible employees. For the years 1996, 1995 and 1994, the Company paid $4.3 million, $2.4 million and $2.7 million, respectively, under this plan.

Prior to the Merger, Diamond Shamrock had established two Employee Stock Ownership Plans ("ESOP"). ESOP I was formed in

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


June 1987, and ESOP II was formed in April 1989. All employees of Diamond Shamrock who have attained a minimum length of service and satisfy other plan requirements are eligible to participate in the ESOPs except that ESOP II excludes employees covered by any collective bargaining agreements.

Prior to 1993, Diamond Shamrock loaned the ESOPs $65.8 million to purchase shares of the Company's Common Stock and contributed 82,400 treasury shares of its Common Stock to ESOP I as part of special award and success sharing programs. In accordance with the success sharing program, the Company accrued and expensed $1.5 million and $2.8 million for the purchase of 55,523 shares and 107,681 shares in 1995 and 1994, respectively. There were no purchases of shares in 1996 and the success sharing program was terminated prior to the effective date of the Merger. A total of 2,776,300 shares are available for future issuance under the plans.

The Company will make contributions to the ESOPs in sufficient amounts, when combined with dividends on the Common Stock, to retire the principal and to pay interest on the loans used to fund the ESOPs. Common shares will be allocated to participants and included in the computation of earnings per share as the payments of principal and interest are made on the loans. Contributions to the ESOPs that were charged to expense for 1996, 1995 and 1994 were $5.6 million, $7.5 million and $7.4 million, respectively. Dividend and interest income reduced the amounts charged to expense in 1996, 1995 and 1994 by $1.7 million, $1.5 million and $1.8 million, respectively.

At December 31, 1996, there were 1,968,653 allocated shares and 94,824 suspense shares held by the ESOPs.

Under the terms of the Company's Restricted Share Plan for Directors, directors who were not officers of the Company received an award of 400 shares of restricted Common Stock of the Company for each year of their term as director. In 1996, the annual award level under the plan was increased to 600 shares.
The director's restricted shares vested on the last day of the term for which such shares were awarded or upon the occurrence of a change in control. At December 31, 1996, 19,000 restricted shares were awarded and, as a result of the Merger, were fully vested. A total of 31,000 shares are available for future issuance under the plan.

In December 1993, the Board of Directors adopted the Ultramar Corporation Stock Purchase and Dividend Reinvestment Plan which allows eligible holders of the Company's Common Stock to use dividends to purchase Company stock and to make optional cash payments to buy additional shares of Common Stock. The Company has reserved a total of 2,000,000 shares of Common Stock for issuance under this plan. At December 31, 1996, a total of 6,722 shares had been issued under the plan and 1,993,278 shares remain available for future issuance.

On February 5, 1997, the Board of Directors declared a quarterly dividend of $.275 per common share, payable on March 7, 1997 to holders of record on February 20, 1997. In addition, the Board of Directors declared a quarterly dividend of $.625 per share on the Company's 5% Cumulative Convertible Preferred Stock, payable on March 14, 1997, to holders of record on February 20, 1997.


NOTE 12:     BENEFIT PLANS

The Company has several qualified, non-contributory defined benefit pension plans (the "Qualified Pension Plans") covering substantially all of its salaried employees in the United States, other than those subject to collective bargaining agreements. These plans generally provide retirement benefits based on years of service and compensation during specified periods. Senior executives and certain key employees covered by these plans are also entitled to participate in various unfunded supplemental executive retirement plans which provide retirement benefits based on years of service and compensation, including compensation not permitted to be taken into account under the Qualified Pension Plans (the "Supplemental Pension Plans" and together with the Qualified Pension Plans, the "Pension Plans").

Under the Qualified Pension Plans, the Company's policy is to fund normal cost plus the amortization of the unfunded actuarial liability for costs arising from qualifying service determined under the projected unit credit method. The underlying pension plan assets include cash equivalents, fixed income securities (primarily obligations of the United States government) and equity securities.

The Company also maintains a retirement plan for Diamond Shamrock's collective bargaining groups (the "Bargaining Unit Plan"). The Bargaining Unit Plan generally provides benefits that are based on the union member's monthly base pay during the five years before retirement.

As a result of the Merger, the Company assumed obligations with respect to a retirement plan for the former non-employee Directors of Diamond Shamrock (the "Directors Retirement Plan"). The Directors Retirement Plan provides an annual retirement benefit for

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


a period of time equal to the shorter of (a) length of service as a non-employee Director or (b) life of Director. Following the Merger, the Company discontinued future contributions to the Directors Retirement Plan.

Benefit plan expense related to the Company's Pension Plans was as follows:

                                                                                       Years Ended December 31,
                                                                                       ----- ----- -------- ---

                                                                            1996                1995              1994
                                                                            ----                ----              ----
                                                                                           (in millions)
    Cost of benefits earned   . . . . . . . . . . . . . . . . . .          $ 8.9                 $6.7            $ 7.7

    Accrued interest on projected benefit obligation  . . . . . .            7.1                  5.9              5.3
    Return on plan assets   . . . . . . . . . . . . . . . . . . .           (8.4)                (9.1)            (2.1)
    Net amortization and deferral   . . . . . . . . . . . . . . .            2.9                  4.5             (1.9)
                                                                           -----                -----            -----
                                                                           $10.5                $ 8.0            $ 9.0
                                                                           =====                =====            =====

A summary of the funded status of the Company's Pension Plans was as follows:

                                                                                   December 31,
                                                  ---------------------------------------------------------------- ---
                                                               1996                               1995
                                                  --------------------------------   ---------------------------------
                                                   Plans Where       Plans Where      Plans Where       Plans Where
                                                  Assets Exceed    Benefits Exceed   Assets Exceed    Benefits Exceed
                                                     Benefits           Assets          Benefits           Assets
                                                  -------------    ---------------   --------------   ----------------
                                                                                (in millions)
    Fair market value of plan assets  . . . . .         $85.2            $2.0               $65.9             $6.2

    Actuarial present value of accumulated
      benefit obligation:
      Vested  . . . . . . . . . . . . . . . . .         $67.2            $2.4               $55.5             $7.1
      Non-vested  . . . . . . . . . . . . . . .           5.1                                 4.9              0.1
                                                        -----           -----               -----            -----
         Total  . . . . . . . . . . . . . . . .          72.3             2.4                60.4              7.2
    Effect of projected future salary increases          27.6             0.3                25.6              1.0
                                                        -----           -----               -----            -----
    Projected benefit obligation  . . . . . . .         $99.9            $2.7               $86.0             $8.2
                                                        =====            ====               =====             ====

    Components of projected benefit obligation in
      excess of plan assets:
      Unrecognized prior service costs  . . . .        $  0.1                               $ 0.3            $(0.2)
      Unrecognized net experience (gains) losses          3.5           $(0.5)                8.0              1.7
      Unrecognized net obligation   . . . . . .           0.4                                 0.3              0.2
      Adjustment required to recognize
        minimum liability   . . . . . . . . . .          (0.4)           (0.1)                                (0.6)
      Accrued pension cost  . . . . . . . . . .          11.1             1.3                11.5              0.9
                                                        -----           -----               -----            -----
      . . . . . . . . . . . . . . . . . . . . .         $14.7           $ 0.7               $20.1            $ 2.0
                                                        =====           = ===               =====            = ===

The assumptions used to measure the projected benefit obligations under the Company's Pension Plans at December 31, 1996 and 1995 were as follows: assumed discount rate -- 7.50% for 1996 and 7.25% for 1995 and assumed rate for compensation increases, including increases for promotions -- 4.0% - 4.75% for 1996 and 4.0% - 4.50% in 1995. The weighted average expected long-term rate of return on plan assets used to determine net periodic pension cost for each of the three years in the period ended December 31, 1996 was 9%.

The Company also maintains several defined contribution retirement plans for substantially all its eligible employees in the United States and Canada. Contributions to the plans are generally determined as a percentage of each eligible employee's salary. The aggregate costs of these plans amounted to $8.0 million, $5.6 million and $6.0 million during the years ended December 31, 1996, 1995 and 1994, respectively.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The Company sponsors unfunded defined benefit postretirement plans which provided health care and life insurance benefits to retirees who satisfy certain age and service requirements. In addition, pursuant to the terms of a distribution agreement between Diamond Shamrock and Maxus, Diamond Shamrock's parent company prior to its 1987 spin-off, the Company also shares in the cost of providing similar benefits to former employees of Maxus (see Note 15).

Generally, the health care plans pay a stated percentage of most medical expenses reduced for any deductibles, payments made by government programs and other group coverage. The cost of providing most of these benefits is shared with retirees.

Net periodic postretirement benefit costs included the following components:

                                                                       Years Ended December 31,
                                                ---------------------------------------------------------------------
                                                      1996                      1995                    1994
                                                ----------------        --------------------      -------------------
                                                Health     Life         Health       Life         Health      Life
                                                 Care   Insurance        Care      Insurance       Care     Insurance
                                                 Plan      Plan          Plan        Plan          Plan        Plan
                                                 ----      ----          ----        ----          ----        ----
                                                                              (in millions)
    Service cost  . . . . . . . . . .            $1.7      $0.2           $1.5        $0.1          $1.4       $0.2
    Interest cost   . . . . . . . . .             3.9       0.6            4.0         0.4           3.0        0.5
    Net amortization and deferral                (0.7)                    (0.7)                     (0.7)
                                                 ----      ----           ----        ----          ----       ----
                                                 $4.9      $0.8           $4.8        $0.5          $3.7       $0.7
                                                 ====      ====           ====        ====          ====       ====

The following table presents the plans' status reconciled with amounts recognized in the Company's balance sheets:

                                                                December 31,  1996          December 31,  1995
                                                              ---------------------        --------------------
                                                              Health        Life           Health        Life
                                                               Care       Insurance         Care       Insurance
                                                               Plan         Plan            Plan          Plan
                                                               ----         ----            ----          ----
                                                                                (in millions)
Accumulated postretirement benefit
  obligation:
     Retirees . . . . . . . . . . . . . . . .                 $32.8          $3.5           $35.4        $3.2
   Fully eligible active plan participants  .                   2.8           0.1             2.6         0.1
   Other active plan participants   . . . . .                  19.5           4.2            16.3         3.5
                                                               ----           ---            ----         ---
                                                              $55.1          $7.8           $54.3        $6.8
                                                              =====          ====           =====        ====

Components of accumulated benefit
  obligation:
     Unrecognized prior service costs.  . . .  .             $ (2.8)        $(0.5)          $(3.2)      $(0.5)
          Unrecognized net experience (gains) losses                         (4.0)            0.2        (1.9)
(0.2)
   Accrued postretirement benefit cost  . . .                  61.9           8.1            59.4         7.5
                                                               ----           ---            ----         ---
                                                              $55.1          $7.8           $54.3        $6.8
                                                              =====          ====           =====        ====


The principal assumptions used in the computation of net periodic postretirement benefit cost and the accumulated benefit obligation were as follows: weighted average assumed discount rate -- 7.5% for 1996 and 7.25% for 1995; rate of increase in future compensation levels -- 4.0% - 4.75% for 1996 and 4.0% - 4.5% for 1995. The health care cost trend rate for the U.S. ranged from 7.8% to 11.5% in 1996 and was assumed to decrease gradually to 6.0% - 6.5% by the year 2001 and remain at that level thereafter. The rate in 1995 ranged from 9.2% to 12.25%. In Canada, the rate was 8.0% in 1996 and 8.25% in 1995. The 8.0% rate was assumed to decrease gradually to 5.25% by 2000 and to remain at that level thereafter. Increasing the assumed weighted average health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation under the U.S. and Canadian plans as of December 31, 1996 by $5.4 million and $1.0 million, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $0.9 million and $0.1 million, respectively.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 13:   INCOME TAXES

(Loss) income before income taxes and cumulative effect of accounting change consisted of the following:

                                                                              Years Ended December 31,
                                                                              ----- ----- -------- ---
                                                                      1996              1995              1994
                                                                      ----              ----              ----
                                                                                    (in millions)
    United States   . . . . . . . . . . . . . . . . . . .         $(110.7)               $ 78.6            $161.9
    Canada  . . . . . . . . . . . . . . . . . . . . . . .            70.5                  68.5              58.8
                                                                  -------                ------            ------

    Total   . . . . . . . . . . . . . . . . . . . . . . .         $ (40.2)               $147.1            $220.7
                                                                 =========               ======            ======

Income tax (benefit) expense consisted of the following:

                                                                          Years Ended December 31,
                                                                          ----- ----- -------- ---
                                                                     1996             1995             1994
                                                                     ----             ----             ----
                                                                                  (in millions)
    Current:
      United States
          Federal   . . . . . . . . . . . . . . . . . . .            $20.2               $9.4          $18.2
          State   . . . . . . . . . . . . . . . . . . . .              1.5                1.4           (0.1)
      Canada  . . . . . . . . . . . . . . . . . . . . . .             19.7                2.0            1.6
                                                                      ----               ----           ----
          Total current   . . . . . . . . . . . . . . . .             41.4               12.8           19.7
    Deferred:
      United States
          Federal   . . . . . . . . . . . . . . . . . . .            (43.4)              15.1           39.5
          State   . . . . . . . . . . . . . . . . . . . .            (10.2)              (1.9)           3.2
      Canada  . . . . . . . . . . . . . . . . . . . . . .              7.9               26.1           21.5
                                                                      ----               ----           ----
          Total deferred  . . . . . . . . . . . . . . . .            (45.7)              39.3           64.2
                                                                     -----               ----           ----

    Total income tax (benefit) expense  . . . . . . . . .            ($4.3)             $52.1          $83.9
                                                                     =====              =====          =====

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of the Company's deferred income tax liabilities and assets consisted of the following:

                                                                                             December 31,
                                                                                             -------- ---
                                                                                        1996                 1995
                                                                                        ----                 ----
                                                                                               (in millions)
Deferred tax liabilities:
    Excess of book basis over tax basis of fixed assets   . . . . . . . . .             $(327.5)           $(301.0)
    LIFO inventory and market valuation allowance   . . . . . . . . . . . .               (12.6)             (21.1)
    Deferred refinery maintenance turnaround costs  . . . . . . . . . . . .               (20.7)             (17.7)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                   (5.8)
                                                                                          -----              -----
    Total deferred tax liabilities  . . . . . . . . . . . . . . . . . . . .              (360.8)            (345.6)

Deferred tax assets:
    Various accrued liabilities   . . . . . . . . . . . . . . . . . . . . .               159.0              111.0
    U.S. Federal and state income tax credit carryforwards  . . . . . . . .                62.2               43.3
    Canadian tax benefit on unrealized foreign exchange adjustment  . . . .                 6.1                6.1
    Net operating loss carryforwards  . . . . . . . . . . . . . . . . . . .                70.9               56.4
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 5.6               23.7
                                                                                          -----              -----
    Total deferred tax assets   . . . . . . . . . . . . . . . . . . . . . .               303.8              240.5
                                                                                          -----              -----

Net deferred tax liability    . . . . . . . . . . . . . . . . . . . . . . .             $ (57.0)           $(105.1)
                                                                                        = =====            =======

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The realization of deferred tax assets recorded at December 31, 1996 is dependent on the Company's ability to generate future taxable income in both the U.S. and Canada. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized.

The difference between the Company's effective income tax rate and the U.S. Federal statutory rate is reconciled below:

                                                                          Years Ended December 31,
                                                                          ----- ----- -------- ---
                                                                    1996            1995          1994
                                                                    ----            ----          ----
    U.S. Federal statutory rate   . . . . . . . . . . . .         (35.0)%          35.0%          35.0%
    Effect of foreign operations  . . . . . . . . . . . .           7.3             3.0            1.2
    State income taxes, net of U.S.
      Federal income tax benefit  . . . . . . . . . . . .         (14.2)           (0.2)           0.9
    Non-deductible reserves   . . . . . . . . . . . . . .          11.2            (2.4)           0.0
    Non-deductible merger costs   . . . . . . . . . . . .          11.2             0.0            0.0
    Goodwill amortization   . . . . . . . . . . . . . . .           7.0             0.0            0.0
    General business credits  . . . . . . . . . . . . . .           0.0            (2.5)          (0.3)
    Other items   . . . . . . . . . . . . . . . . . . . .           1.8             2.5            1.2
                                                                  ------           -----          -----
                                                                  (10.7)%          35.4%          38.0%
                                                                  =======          =====          =====

At December 31, 1996, the Company had U.S. Federal and state income tax credit carryforwards totaling $30.8 million which will expire in the years 2002 through 2010, and Federal and state alternative minimum tax credits totaling $31.5 million which can be carried forward indefinitely. In addition, at December 31, 1996, the Company had U.S. net operating loss carryforwards for income tax purposes amounting to $194.1 million which will expire in the years 1998 through 2011.

Income taxes paid in the years ended December 31, 1996, 1995 and 1994 amounted to $9.6 million, $19.0 million and $15.1 million, respectively.


NOTE 14:    ENVIRONMENTAL MATTERS

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and the material financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

The Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency (the "EPA") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by certain states under applicable state laws, with respect to the cleanup of hazardous substances at several sites. In each instance, other potentially responsible parties also have been so designated. In addition, the Quebec Ministry of Environment and Montreal Urban Community are investigating possible instances of contamination at two of the Company's Canadian facilities. The Company has agreed to remediate certain of these sites and is currently assessing other sites. The Company has accrued liabilities for environmental remediation obligations at these sites, as well as estimated site restoration costs to be incurred in the future.

At December 31, 1996 and 1995, accruals for environmental matters amounted to $151.4 million and $122.2 million, respectively (included principally in "Other long-term liabilities"). Charges to income during 1996 for environmental matters, principally to conform the accounting policies of Diamond Shamrock and Ultramar, totaled $41.7 million. Charges to income during the two year period ended December 31, 1995 for environmental matters were not significant.

The accruals noted above represent the Company's best estimate of the costs which will be incurred over an extended period of

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


time for restoration and environmental remediation at various sites. These liabilities have not been reduced by possible recoveries from third parties and projected cash expenditures have not been discounted. Total future environmental costs cannot be reasonably estimated due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of the Company's liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single period, the Company believes that such costs will not have a material adverse effect on the Company's financial position.


NOTE 15:   COMMITMENTS AND CONTINGENCIES

The Company leases gasoline stations, office space and other assets under operating leases with terms expiring at various dates through 2017. Certain leases contain renewal options and escalation clauses and require the Company to pay property taxes, insurance and maintenance costs. These provisions vary by lease. Certain gasoline station leases provide for the payment of rentals based solely on sales volume while others provide for payments, in addition to any established minimums, contingent upon the achievement of specified levels of sales volumes.

Future minimum rental payments applicable to noncancellable operating leases at December 31, 1996 are as follows:


                                                                                             (in millions)
    1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  69.9
    1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          51.8
    1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          42.5
    2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37.6
    2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34.3
    Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         145.9
                                                                                                  -----
                                                                                                  382.0

    Less future minimum sublease rental income  . . . . . . . . . . . . . . . . . . . . .          34.3
                                                                                                 ------
                                                                                                 $347.7
                                                                                                 ======

Rental expense for all operating leases was as follows:

                                                                       Years Ended December 31,
                                                                       ----- ----- -------- ---
                                                              1996                1995             1994
                                                              ----                ----             ----
                                                                            (in millions)
    Minimum rental expense  . . . . . . . . . . . . .          $76.7             $59.3            $54.8
    Contingent rental expense   . . . . . . . . . . .            6.8               6.7              6.4
                                                               -----             -----            -----

    Total rental expense  . . . . . . . . . . . . . .           83.5              66.0             61.2
    Less sublease income  . . . . . . . . . . . . . .           10.4               8.9             10.0
                                                               -----             -----            -----

    Net rental expense  . . . . . . . . . . . . . . .          $73.1             $57.1            $51.2
                                                               =====             =====            =====

The Company has two long-term lease arrangements (the "Brazos Lease" and the "Jamestown Lease") to accommodate its retail outlet construction program. The Brazos and Jamestown Leases have lease terms which will expire in December and July 2003, respectively. At December 31, 1996, substantially all of the $190.0 million Brazos Lease commitment had been used to construct or purchase retail outlets and substantially all of the $100.0 million Jamestown Lease commitment remained available to construct or purchase retail outlets. After their non-cancelable lease term, the Brazos and Jamestown Leases may be extended by agreement of the parties, or the Company may purchase or arrange for the sale of the retail outlets. If the Company were unable to extend the lease or arrange for the sale of the properties under the Brazos Lease to a third party in 2003, the amount necessary to purchase

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the properties under lease as of December 31, 1996 would be approximately $190.0 million.

At December 31, 1996, the Company had several ocean-going tankers and coastal vessels under various noncancellable time charters which expire on various dates through 1998. Certain charters include renewal options and escalation clauses, which vary by charter. Certain charters provide for the payment of chartering fees which vary based on usage. Aggregate future minimum payments required under the time charters total $18.9 million for 1997 and $12.9 million for 1998. Charges to income for marine freight time charters amounted to $54.4 million, $54.7 million and $64.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

In conjunction with the construction of a high-pressure gasoil hydrotreater at the Company's Wilmington Refinery, the Company entered into a long-term contract for the supply of hydrogen. The contract commenced in 1996 and will run for 15 years. The purchase price for the hydrogen is fixed, based on the quantity and flow rate of product supplied. The contract has a take-or-pay provision of $1.2 million per month. In November, 1996, the Company also entered into a contract for the supply of hydrogen to its Three Rivers Refinery, containing a take-or-pay provision of $0.7 million per month, with an initial term of 15 years.

Pursuant to the terms of various agreements, the Company has agreed to indemnify the former owner of Ultramar Inc. ("UI") and CUC and certain of its affiliates for any claims or liabilities arising out of, among other things, refining and marketing activities and litigation related to the operations of UI and CUC prior to their acquisition. The Company has also agreed to indemnify two affiliates of the former owner against liability for substantially all U.S. Federal, state and local income or franchise taxes in respect of periods in which any UI company was a member of a consolidated, combined or unitary return with any other member of the affiliated group.

In connection with the 1987 spin-off of Diamond Shamrock from Maxus, Diamond Shamrock entered into a distribution agreement which, among other things, provided for the sharing by the Company and Maxus of certain liabilities relating to businesses Maxus discontinued or disposed of prior to the spin-off date. The Company's total liability for such shared costs was limited to $85.0 million. The Company has fully performed all of its obligations to Maxus under the agreement as of December 31, 1996, including $8.3 million paid during 1996.

There are various legal proceedings and claims pending against the Company which arise in the ordinary course of business. It is management's opinion, based upon advice of counsel, that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's results of operations or financial condition.


NOTE 16:    FINANCIAL INSTRUMENTS

Financial instruments consist of the following:

                                                            December 31, 1996              December 31, 1995
                                                            -------- --- ----              -------- --- ----
                                                         Carrying         Fair            Carrying       Fair
                                                          Amount          Value           Amount         Value
                                                          ------          -----           ------         -----
                                                                             (in millions)
    Cash and cash equivalents   . . . . . . . .             $197.9         $197.9        $   175.5      $ 175.5
    Notes receivable  . . . . . . . . . . . . .               33.2           33.2             35.1         35.1
    Long-term debt,
      including current portion   . . . . . . .           (1,649.5)      (1,717.9)        (1,565.2)    (1,694.0)
    Commodity futures   . . . . . . . . . . . .               (1.1)          (1.1)            (6.7)        (6.7)
    Foreign exchange contracts  . . . . . . . .                0.0            0.0
    Interest rate swap contracts  . . . . . . .                0.2            2.7


Cash and cash equivalents at December 31, 1996 and 1995 include $84.0 million and $84.1 million of commercial paper with maturities of less than three months. The investments in commercial paper are available for sale and are stated at cost, which approximates fair market value.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The aggregate carrying amounts of notes receivable approximated fair value as determined based on the discounted cash flow method.

The fair value of the Company's fixed rate debt at December 31, 1996 and 1995 was $1,288.3 million and $1,305.1 million, respectively (carrying amounts of $1,219.9 million and $1,180.6 million, respectively) and was estimated based on the quoted market price of similar debt instruments. The carrying amounts of the Company's borrowings under its revolving credit agreements and bank money market facilities approximate fair value because such obligations generally bear interest at floating rates.

In 1996, the Company entered into interest rate swap agreements the effect of which is to modify the interest rate characteristics of a portion of its debt, from fixed to floating rate. At December 31, 1996, the Company had two contracts with notional principal amounts of $100.0 million each that expire in 2002 and 2005. Under the terms of the contracts, the Company and a major financial institution agree to pay, on a semi-annual basis, the differential between using a fixed interest rate and a weighted average of LIBOR rates, as stipulated in the contracts. Amounts to be paid or received under the contracts are recorded as an adjustment to interest expense. The notional principal amounts of the contracts represent the extent of the Company's involvement in these transactions but do not represent its exposure to market risk. The Company is subject to market risk as interest rates fluctuate and impact the interest payments due on the notional principal amounts. The fair value of interest rate swap contracts is determined based on the difference between the contract rate of interest and the rates currently quoted for contracts of similar terms and maturities.

The Company uses futures, forward and option contracts to reduce its exposure to crude oil and petroleum product price volatility and does not use such contracts with the intent of producing speculative gains. These contracts permit settlement by the delivery or receipt of the related crude oil and petroleum products. The contracts are marked to market value and gains and losses are recognized currently, in the caption cost of products sold, as a component of the related crude oil and petroleum product purchases. At December 31, 1996, the Company had outstanding futures contracts to purchase $51.4 million and sell $22.9 million of crude oil and petroleum products which mature on various dates through May 1997. At December 31, 1995, the Company had outstanding futures contracts to purchase $30.7 million and to sell $27.6 million of crude oil and petroleum products, which matured on various dates through March 1996. The Company is subject to the risks associated with changes in the value of the underlying crude oil and petroleum products; however, such changes in values are generally offset by changes in the sales price of the Company's petroleum products. The carrying and fair value of commodity futures is based on quoted market values.

The Company also periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operation that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At December 31, 1996, the Company had short- term foreign exchange contracts totaling $10.8 million. The Company had no foreign exchange contracts at December 31, 1995. The notional amount of the contracts represents the extent of the Company's involvement in these transactions but does not represent its exposure to market risk. The fair value of short-term foreign exchange contracts is determined based on year-end exchange rates. The Company generally does not hedge for the effects of foreign exchange rate fluctuations on the translation of its foreign results of operations or financial position.

The Company is exposed to credit risk in the event of nonperformance by the counterparties to its interest rate, foreign exchange rate and petroleum related forward and option contracts but does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains on such contracts. Other financial instruments which potentially subject the Company to credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. As of December 31, 1996, the Company had no significant concentrations of credit risk.


NOTE 17:    BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company's revenues from continuing operations are principally derived from two business segments: (i) Refining and Marketing and (ii) Petrochemical and Allied Businesses. Refining and Marketing is engaged in the refining of crude oil and

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


marketing of refined petroleum products and other merchandise. Petrochemical and Allied Businesses consists of transporting, storing and marketing natural gas liquids; upgrading refinery grade propylene and selling polymer grade propylene; selling

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


anhydrous ammonia; and investing in various other opportunities. The Company's refining and marketing segment operates in the Southwest region of the United States, with particular emphasis in Texas, California, Colorado, Louisiana,
New Mexico, and Oklahoma, as well as in the Northeast region of the United States and eastern Canada.

                                                          Refining            Petrochemical
                                                            and                    and
                                                         Marketing            Allied Business         Total
                                                         ---------            ------ --------         -----
                                                                              (in millions)
Year ended December 31, 1996:
    Sales and other revenues  . . . . . . . . . .         $9,747.3               $461.1             $10,208.4
    Operating income  . . . . . . . . . . . . . .            137.8                  9.5                 147.3
    Depreciation and amortization   . . . . . . .            166.4                 13.5                 179.9
    Interest expense, net   . . . . . . . . . . .            101.7                  8.4                 110.1
    (Loss) income before income taxes   . . . . .            (49.1)                 8.9                 (40.2)

Year ended December 31, 1995:
    Sales and other revenues  . . . . . . . . . .          7,706.1                377.4               8,083.5
    Operating income  . . . . . . . . . . . . . .            195.1                 31.7                 226.8
    Depreciation and amortization   . . . . . . .            124.9                 11.4                 136.3
    Interest expense, net   . . . . . . . . . . .             73.7                  6.0                  79.7
    Income before income taxes and cumulative
      effect of accounting change   . . . . . . .            113.2                 33.9                 147.1

Year ended December 31, 1994:
    Sales and other revenues  . . . . . . . . . .          7,106.1                312.2               7,418.3
    Operating income  . . . . . . . . . . . . . .            286.3                 12.9                 299.2
    Depreciation and amortization   . . . . . . .             98.9                 13.1                 112.0
    Interest expense, net   . . . . . . . . . . .             72.2                  6.3                  78.5
    Income before income taxes  . . . . . . . . .            208.5                 12.2                 220.7

Intersegment sales and operating revenues are generally derived from transactions made at prevailing market rates. Sales of natural gas liquids from the Petrochemical and Allied Businesses segment to the Refining and Marketing segment amounted to $10.7 million in 1996, $21.5 million in 1995 and $15.8 million in 1994.

Identifiable assets were as follows:

                                                                            December 31,
                                                                            -------- ---
                                                               1996             1995               1994
                                                               ----             ----               ----
                                                                            (in millions)
    Refining and Marketing  . . . . . . . . . . .            $3,922.3          $3,839.6           $3,136.9
    Petrochemical and Allied Businesses   . . . .               240.0             188.0              159.0
    Corporate   . . . . . . . . . . . . . . . . .               257.7             189.1               88.5
                                                             --------          --------           --------
                                                             $4,420.0          $4,216.7           $3,384.4
                                                             ========          ========           ========

Capital expenditures were as follows:

                                                                            December 31,
                                                                            -------- ---
                                                                1996             1995              1994
                                                                ----             ----              ----
                                                                            (in millions)
    Refining and Marketing  . . . . . . . . . . .              $314.8            $771.5             $343.5
    Petrochemical and Allied Businesses   . . . .                25.4              21.2               22.3
    Corporate   . . . . . . . . . . . . . . . . .                 1.8               1.5                1.2
                                                               ------            ------             ------
                                                               $342.0            $794.2             $367.0
                                                               ======            ======             ======

Identifiable assets are those assets that are utilized by the respective business segment. Corporate assets are principally cash, investments and other assets that cannot be directly associated with the operations or activities of a business segment.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Geographic

                                                              As of or for the Years Ended December 31,
                                                      ------------------------------------------------------
                                                          1996                  1995                  1994
                                                      ----------             ---------              --------
                                                                           (in millions)
    Sales and other revenues
      Southwest   . . . . . . . . . . . . . . .        $ 7,161.6              $5,432.2              $4,904.8
      Northeast   . . . . . . . . . . . . . . .          3,046.8               2,651.3               2,513.5
                                                       ---------              --------              --------
                                                       $10,208.4              $8,083.5              $7,418.3
                                                       =========              ========              ========
    Operating income
      Southwest   . . . . . . . . . . . . . . .        $    69.6              $  137.8              $  215.8
      Northeast   . . . . . . . . . . . . . . .             77.7                  89.0                  83.4
                                                       ---------              --------              --------
                                                       $   147.3              $  226.8              $  299.2
                                                       =========              ========              ========
    Net income
      Southwest   . . . . . . . . . . . . . . .        $   (68.5)             $   59.0              $  105.5
      Northeast   . . . . . . . . . . . . . . .             32.6                  58.0                  31.3
                                                       ---------              --------              --------
                                                       $   (35.9)             $  117.0              $  136.8
                                                       =========              ========              ========
    Identifiable assets
      Southwest   . . . . . . . . . . . . . . .        $ 3,377.4              $3,304.6              $2,516.3
      Northeast   . . . . . . . . . . . . . . .          1,042.6                 912.1                 868.1
                                                       ---------              --------              --------
                                                       $ 4,420.0              $4,216.7              $3,384.4
                                                       =========              ========              ========
    Capital expenditures
      Southwest   . . . . . . . . . . . . . . .        $   259.1              $  770.8              $  310.1
      Northeast   . . . . . . . . . . . . . . .             82.9                  23.4                  56.9
                                                       ---------              --------              --------
                                                       $   342.0              $  794.2              $  367.0
                                                       =========              ========              ========
    Depreciation and amortization
      Southwest   . . . . . . . . . . . . . . .        $   153.5              $  111.4              $   91.3
      Northeast   . . . . . . . . . . . . . . .             26.4                  24.9                  20.7
                                                       ---------              --------              --------
                                                       $   179.9              $  136.3              $  112.0
                                                       =========              ========              ========

Net income - Southwest includes an after tax charge of $53.0 million for transaction and integration costs associated with the Merger.

ULTRAMAR DIAMOND SHAMROCK CORPORATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                  1996 Fiscal Quarters
                                                              -------------------------------------------------------
                                                              First           Second            Third          Fourth
                                                              -----           ------            -----          ------
                                                                         (in millions, except per share data)
Sales and other revenues  . . . . . . . . . . . . . .         $2,369.6      $2,767.2         $2,351.4        $2,720.2
Cost of products sold and operating expenses  . . . .          1,713.2       1,873.3          1,773.9         2,117.7
Operating income (loss) . . . . . . . . . . . . . . .             61.6         107.6             52.7          (152.0)
Income (loss) before income taxes . . . . . . . . . .             36.8          79.2             21.8          (178.0)
Net income (loss) . . . . . . . . . . . . . . . . . .             22.0          47.1             13.9          (118.9)

Income (loss) per common share:
   Primary  . . . . . . . . . . . . . . . . . . . . .             $.28          $.61             $.17          $(1.61)
                                                                  ====          ====             ====          ======
   Fully Diluted  . . . . . . . . . . . . . . . . . .             $.28          $.60             $.17          $(1.61)
                                                                  ====          ====             ====          ======

Weighted average number of shares used
  in computation (in thousands):
     Primary  . . . . . . . . . . . . . . . . . . . .           74,692        75,352           75,148          74,674
     Fully Diluted  . . . . . . . . . . . . . . . . .           78,072        78,674           75,148          74,674

                                                                               1995 Fiscal Quarters
                                                             --------------------------------------------------------
                                                             First            Second           Third           Fourth
                                                             -----            ------           -----           ------
                                                                         (in millions, except per share data)
Sales and other revenues  . . . . . . . . . . . . . . .    $1,852.9        $2,091.0          $2,069.2         $2,070.4
Cost of products sold and operating expenses  . . . . .     1,319.6         1,449.9           1,357.9          1,408.0
Operating income  . . . . . . . . . . . . . . . . . . .        33.7            70.7              61.3             61.1
Income before income taxes and cumulative effect of
accounting change . . . . . . . . . . . . . . . . . . .        13.3            50.4              41.1             42.3
Income before cumulative effect of accounting change  .         8.2            31.4              26.2             29.2
Net income  . . . . . . . . . . . . . . . . . . . . . .        30.2            31.4              26.2             29.2

Income per common share:
   Primary:
      Income before cumulative effect of accounting change     $.18            $.44              $.37             $.38
      Cumulative effect of accounting change  . . . . .         .12
                                                                ---            ----              ----             ----
      Net Income  . . . . . . . . . . . . . . . . . . .        $.30            $.44              $.37             $.38
                                                               ====            ====              ====             ====

   Fully Diluted:
      Income before cumulative effect of accounting change     $.18            $.44              $.36             $.38
      Cumulative effect of accounting change  . . . . .         .11
                                                                ---            ----              ----             ----
      Net income  . . . . . . . . . . . . . . . . . . .        $.29            $.44              $.36             $.38
                                                               ====            ====              ====             ====

Weighted average number of shares used
  in computation (in thousands):
     Primary  . . . . . . . . . . . . . . . . . . . . .      68,558          68,819            68,757           73,885
     Fully diluted  . . . . . . . . . . . . . . . . . .      72,005          72,133            72,077           77,302

The results for the fourth quarter of 1996 include $77.4 million of Merger and integration costs and $50.4 million of charges principally to conform the accounting practices of Diamond Shamrock, Inc. and Ultramar Corporation, including the accrual of estimated future environmental and other obligations. In addition, as a result of a decision to increase certain inventory levels during the fourth quarter of 1996, the Company recorded an additional LIFO inventory reserve of $60.7 million as a result of higher than expected crude oil prices.

During the third quarter of 1996, Ultramar Corporation changed its presentation of sales and other revenues to include Federal excise and state motor vehicle fuel taxes collected on the sale of product which were previously reported as a reduction of the corresponding tax expense. The effect of the change in presentation was to increase previously reported sales and other revenues for the first through fourth quarters of 1995 and the first and second quarter of 1996 by $238.2 million, $269.6 million, $283.7 million, $277.0 million, $275.2 million and $287.3 million, respectively.

The results for the first quarter of 1995 have been restated to reflect a change in the accounting for refinery maintenance turnaround costs from an accrual method to a deferral method adopted in the second quarter of 1995. The effect of the change on the first quarter was to increase income before the cumulative effect of accounting change by approximately $1.7 million and to increase net income by approximately $23.7 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 4, 1997, the Company changed its independent accounting firm from Ernst & Young LLP to Arthur Andersen LLP. There were no disagreements with Ernst & Young LLP on accounting and financial disclosure prior to the change. See current Report on Form 8-K dated March 4, 1997 (File No. 1-11154).


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the caption "Election of Directors -- Nominees for Election at the Annual Meeting" and "Compliance with Section 16(a) of the Exchange Act" in the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission (the "Proxy Statement") is hereby incorporated by reference. See also the information appearing under the caption "Executive Officers of the Registrant" appearing in Part I.

The registrant is not aware of any family relationship between any Director or executive officer. Each officer is generally elected to hold office until his or her successor is elected or until such officer's earlier removal or resignation.


ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the caption "Executive Compensation" in the registrant's Proxy Statement is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the captions "Beneficial Ownership of Securities -- Security Ownership of Certain Beneficial Owners" and "-- Ownership of Common Stock by Management" in the registrant's Proxy Statement is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Employment Contracts, Change-in-Control Arrangements and Benefit Plans -- Indebtedness of Management" in the registrant's Proxy Statement is hereby incorporated by reference.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)(1) AND (2)--LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Ultramar Diamond Shamrock Corporation are included under Item 8:

   Balance sheets -- December 31, 1996 and 1995

   Statements of operations -- Years ended December 31, 1996, 1995 and 1994

   Statements of stockholders' equity -- From January 1, 1994 through December 31, 1996

   Statements of cash flows -- Years ended December 31, 1996, 1995 and 1994

   Notes to consolidated financial statements


The following consolidated schedule of Ultramar Diamond Shamrock Corporation is included in Item 14(d):

   Schedule II - Valuation and qualifying accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


(B) REPORTS ON FORM 8-K

   Current Report on Form 8-K dated December 4, 1996 (File no. 1-11154) reporting the approval by stockholders of the merger of Diamond Shamrock, Inc. with and into Ultramar Corporation (the "Merger").

   Current Report on Form 8-K dated December 18, 1996 (File no. 1-11154) incorporating by reference certain pro forma financial information regarding the Merger which had been previously filed with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

   Current Report on Form 8-K dated March 4, 1997 (File no. 1-11154) relating to change in Registrant's certifying accountant.

(C) EXHIBITS:

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 1-11154. Where indicated as being filed by Diamond Shamrock, Inc., such filings were filed under File No. 1-9409 unless otherwise specified.

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
    3.1       Certificate of Incorporation dated April 27,      Registration Statement on Form S-1 (File No.
              1992, as amended on April 28, 1992                33-47586), Exhibit 3.1

    3.2       Certificate of Merger of Diamond Shamrock,        Registration Statement on Form S-8 (File No.
              Inc. with and into the Company, amending the      333-19131), Exhibit 4.2
              Company's Articles of Incorporation

    3.3       Certificate of Designations of the Company's      Registration Statement on Form S-8 (File No.
              5% Cumulative Convertible Preferred Stock         333-19131), Exhibit 4.3

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
    3.4       By-laws dated April 28, 1992                      Registration Statement on Form S-1 (File No.
                                                                33-47586), Exhibit 3.2

    3.5       Amendment dated July 22, 1993 to By-laws          Annual Report on Form 10-K for the Year
                                                                Ended December 31, 1995, Exhibit 3.3

    3.6       Amendment dated December 3, 1996 to By-laws       Registration Statement on Form S-8 (File No.
                                                                333-19131), Exhibit 4.6

    4.1       Form of Common Stock Certificate                  Registration Statement on Form S-8 (File No.
                                                                333-19131), Exhibit 4.8

    4.2       Form of 5% Cumulative Convertible Preferred       +
              Stock Certificate

    4.3       See Exhibit 3.1

    4.4       See Exhibit 3.2

    4.5       See Exhibit 3.3

    4.6       See Exhibit 3.4

    4.7       See Exhibit 3.5

    4.8       See Exhibit 3.6

    4.9       Form of Indenture between Diamond Shamrock,       Registration Statement on Form S-1 of
              Inc. and the First National Bank of Chicago       Diamond Shamrock, Inc. (File No. 33-32024),
                                                                Exhibit 4.1

    4.10      Form of 9-3/8% Note Due March 1, 2001             Current Report on Form 8-K of Diamond
                                                                Shamrock, Inc. dated February 20, 1991,
                                                                Exhibit 4.1

    4.11      Forms of Medium-Term Notes, Series A              Registration Statement on Form S-3 of
                                                                Diamond Shamrock, Inc. (File No. 33-58744),
                                                                Exhibit 4.2

    4.12      Form of 8% Debenture due April 1, 2023            Current Report on Form 8-K of Diamond
                                                                Shamrock, Inc. dated March 22, 1993, Exhibit
                                                                4.1

    4.13      Form of 8 3/4% Debenture due June 15, 2015        Current Report on Form 8-K of Diamond
                                                                Shamrock, Inc. dated February 6, 1995,
                                                                Exhibit 4.1

    4.14      Form of 7 1/4% Debenture due June 15, 2010        Current Report on Form 8-K of Diamond
                                                                Shamrock, Inc. dated June 1, 1995, Exhibit
                                                                4.1

    4.15      Form of 7.65% Debenture due July 1, 2026          Current Report on Form 8-K of Diamond
                                                                Shamrock, Inc. dated June 20, 1996, Exhibit
                                                                4.1

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
    4.16      Rights Agreement dated June 25, 1992, between     Registration Statement on Form S-1 (File No.
              Ultramar Diamond Shamrock Corporation and         33-47586), Exhibit 4.2; Quarterly Report on
              Registrar and Transfer Company (as successor      Form 10-Q for the Quarter Ended September
              rights agent to First City, Texas-Houston,        30, 1992, Exhibit 4.2; Annual Report on Form
              National Association), as amended by the First    10-K for the Year Ended December 31, 1994,
              Amendment dated October 26, 1992 and the          Exhibit 4.3
              Amendment dated May 10, 1994

    4.17      Indenture dated July 6, 1992 between Ultramar     Quarterly Report on Form 10-Q for the
              Diamond Shamrock Corporation, as issuer, and      Quarter Ended June 30, 1992, Exhibit 10.5
              First City, Texas-Houston, National
              Association, as trustee, relating to the 8
              1/4% Notes due July 1, 1999

    4.18      Indenture dated July 6, 1992 among Ultramar       Quarterly Report on Form 10-Q for the
              Credit Corporation, as issuer, Ultramar           Quarter Ended June 30, 1992, Exhibit 10.6
              Diamond Shamrock Corporation, as guarantor,
              and First City, Texas-Houston, National
              Association, as trustee, relating to the 8
              5/8% Guaranteed Notes due July 1, 2002.

    4.19      Indenture dated March 15, 1994 between            Annual Report on Form 10-K for the Year
              Ultramar Diamond Shamrock Corporation, as         Ended December 31, 1995, Exhibit 4.7
              issuer, and The Bank of New York, as trustee,
              relating to the 8% Notes due March 15, 2005

    10.1      Lease dated April 30, 1970 between Ultramar       Registration Statement on Form S-1 (File No.
              Inc., by assignment, and the City of Long         33-47586), Exhibit 10.20
              Beach

    10.2      Lease dated November 27, 1972 between Ultramar    Registration Statement on Form S-1 (File No.
              Canada Inc. and the National Harbours Board       33-47586), Exhibit 10.27

    10.3      Permit No. 306 dated October 1, 1975 issued by    Registration Statement on Form S-1 (File No.
              the City of Los Angeles to Ultramar Inc., by      33-47586), Exhibit 10.19
              assignment

    10.4      Agreement dated April 6, 1977 between Atlantic    Registration Statement on Form S-1 (File No.
              Richfield Company and Ultramar Inc., by           33-47586), Exhibit 10.22
              assignment

    10.5      Agreement for Use of Marine Terminal and          Registration Statement on Form S-1 (File No.
              Pipeline dated August 30, 1978 between            33-47586), Exhibit 10.21
              Ultramar Inc., by assignment, Arco
              Transportation Company and Shell Oil Company

    10.6      Warehousing Agreement dated July 1, 1984          Registration Statement on Form S-1 (File No.
              between Ultramar Inc., by assignment, and GATX    33-47586), Exhibit 10.25
              Tank Storage Terminals Corporation

    10.7      Contract re Charlottetown Terminal dated          Registration Statement on Form S-1 (File No.
              October 1,1990 between Ultramar Canada Inc.       33-47586), Exhibit 10.30
              and Imperial Oil (1)

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
    10.8      Tax Allocation Agreement dated April 30, 1992,    Registration Statement on Form S-1 (File No.
              between Ultramar Diamond Shamrock Corporation,    33-47586), Exhibit 10.2
              LASMO plc and Ultramar America Limited and
              Guarantee of Performance and Indemnity to
              Ultramar Diamond Shamrock Corporation by LASMO
              plc, as amended by Amendment No. 1 dated May
              22, 1992

    10.9      Reorganization Agreement dated as of July 6,      Quarterly Report on Form 10-Q for the
              1992 between LASMO plc and Ultramar Diamond       Quarter Ended June 30, 1992, Exhibit 10.1
              Shamrock Corporation

   10.10      Ultramar Diamond Shamrock Corporation 1992        Registration Statement on Form S-8 (File No.
              Long Term Incentive Plan dated July 21, 1992,     33-52148), Exhibit 28; Annual Report on Form
              as amended by the First Amendment dated           10-K for the Year Ended December 31, 1992,
              January 23, 1993, the Second Amendment dated      Exhibit 10.34; Annual Report on Form 10-K
              July 21, 1993, the Third Amendment dated March    for the Year Ended December 31, 1993,
              21, 1994 and the Fourth Amendment dated           Exhibit 10.46; Quarterly Report on Form 10-Q
              February 10, 1995                                 for the Quarter Ended March 31, 1994,
                                                                Exhibit 10.47; Quarterly Report on Form 10-Q
                                                                for the Quarter Ended March 31, 1995,
                                                                Exhibit 10.50

   10.11      Ultramar Diamond Shamrock Corporation Annual      Annual Report on Form 10-K for the Year
              Incentive Plan dated January 20, 1993, as         Ended December 31, 1992, Exhibit 10.35;
              amended by the First Amendment dated February     Quarterly Report on Form 10-Q for the
              10, 1995                                          Quarter Ended June 30, 1995, Exhibit 10.51

   10.12      Ultramar Diamond Shamrock Corporation             Annual Report on Form 10-K for the Year
              Restricted Share Plan For Directors dated         Ended December 31, 1992, Exhibit 10.36
              January 26, 1993

   10.13      Ultramar Diamond Shamrock Corporation             Annual Report on Form 10-K for the Year
              Supplemental Executive Retirement Plan dated      Ended December 31, 1995, Exhibit 10.13
              July 27, 1994

   10.14      Ultramar Diamond Shamrock Corporation U.S.        Annual Report on Form 10-K for the Year
              Employees Retirement Restoration Plan dated       ended December 31, 1995, Exhibit 10.14
              July 27, 1994

   10.15      Ultramar Diamond Shamrock Corporation U.S.        Annual Report on Form 10-K for the Year
              Savings Incentive Restoration Plan dated July     ended December 31, 1995, Exhibit 10.15
              27, 1994

   10.16      Trust Agreement dated April 1, 1985 between       Registration Statement on Form S-1 (File No.
              Ultramar Canada Inc. and Montreal Trust           33-47586), Exhibit 10.13
              Company of Canada

   10.17      Employment Agreement dated as of September 22,    Registration Statement on Form S-4 (File No.
              1996 between Ultramar Diamond Shamrock            333-14807), Exhibit 10.1
              Corporation and Jean Gaulin

   10.18      Employment Agreement dated as of September 22,    Current report on Form 8-K of Diamond
              1996 between Ultramar Diamond Shamrock            Shamrock, Inc. dated September 26, 1996,
              Corporation and Roger R. Hemminghaus              Exhibit 10(c)

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
   10.19      Employment Agreement dated as of September 22,    +
              1996 between Ultramar Diamond Shamrock
              Corporation and Patrick J. Guarino

   10.20      Form of Employment Agreement dated as of          +
              September 22, 1996 between  Diamond Shamrock,
              Inc, and W. R. Klesse and J. Robert Mehall

   10.21      Hydrogen and Steam Supply Agreement, dated        Annual Report on Form 10-K for the Year
              December 22, 1993, between Ultramar Inc. and      Ended December 31, 1993, Exhibit 10.43
              Air Products and Chemicals, Inc. (1)

   10.22      MTBE Terminaling Agreement dated March 3, 1995    Annual Report on Form 10-K for the Year
              between Petro-Diamond Incorporated and            Ended December 31, 1995
              Ultramar Inc. (1)

   10.23      Confidential Transportation Contract dated May    Quarterly Report on Form 10-Q for the
              25,1995 between Canadian National Railway         Quarter Ended June 30, 1995, Exhibit 10.52
              Company and Ultramar Canada Inc. (1)

   10.24      Senior Subordinated Note Purchase Agreement,      Registration Statement on Form 10 of Diamond
              dated as of April 17, 1987, between Diamond       Shamrock, Inc. ("DS Form 10"), Exhibit 10.22
              Shamrock, Inc. and certain purchasers (the
              "Senior Subordinated Note Agreement")

   10.25      Amendment No. 1 to the Senior Subordinated        Quarterly Report on Form 10-Q of Diamond
              Note Agreement, dated as of March 31, 1988        Shamrock, Inc. for the Quarter Ended March
                                                                31, 1988, Exhibit 19.5

   10.26      Amendment No. 2 to the Senior Subordinated        Quarterly Report on Form 10-Q of Diamond
              Note Agreement, dated as of July 12, 1989         Shamrock, Inc. for the Quarter Ended June
                                                                30, 1989, Exhibit 19.2

   10.27      Amendment No. 3 to the Senior Subordinated        Annual Report on Form 10-K of Diamond
              Note Agreement, dated as of December 6, 1993      Shamrock, Inc. for the Year Ended December
                                                                31, 1993, Exhibit 10.8

   10.28      Deferred Compensation Plan for executives and     Annual Report on Form 10-K of Diamond
              directors of Diamond Shamrock, Inc., amended      Shamrock, Inc. for the year ended December
              and restated as of January 1, 1989                31, 1988, Exhibit 10.13

   10.29      Supplemental Executive Retirement Plan of         DS Form 10, Exhibit 10.16
              Diamond Shamrock, Inc. (the "DS SERP")

   10.30      First Amendment to the DS SERP                    Registration Statement on Form S-1 of
                                                                Diamond Shamrock, Inc. (File No. 33-21991)
                                                                ("DS S-1"), Exhibit 10.17

   10.31      Second Amendment to the DS SERP                   Annual Report on Form 10-K of Diamond
                                                                Shamrock, Inc. for the Year Ended December
                                                                31, 1989, Exhibit 10.21

   10.32      Excess Benefits Plan of Diamond Shamrock, Inc.    Quarterly Report on Form 10-Q of Diamond
                                                                Shamrock, Inc. for the Quarter Ended June
                                                                30, 1987, Exhibit 19.5

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
   10.33      1987 Long-Term Incentive Plan of Diamond          Registration Statement on Form S-8 of
              Shamrock, Inc.                                    Diamond Shamrock, Inc. (File No. 33-15268),
                                                                Annex A-1

   10.34      Form of Disability Benefit Agreement between      DS S-1, Exhibit 10.21
              Diamond Shamrock, Inc. and certain of its
              executive officers

   10.35      Form of Supplemental Death Benefit Agreement      Quarterly Report on Form 10-Q of Diamond
              between Diamond Shamrock, Inc. and certain of     Shamrock, Inc. for the Quarter Ended June
              its executive officers                            30, 1987, Exhibit 19.9

   10.36      Diamond Shamrock, Inc. Long-Term Incentive        Quarterly Report on Form 10-Q of Diamond
              Plan, as amended and restated as of August 15,    Shamrock, Inc. for the Quarter Ended
              1996                                              September 30, 1996 ("DS September 30, 1996
                                                                Form 10-Q"), Exhibit 10.9

   10.37      Diamond Shamrock, Inc. Long-Term Incentive        Quarterly Report on Form 10-Q of Diamond
              Plan, amended and restated as of May 5, 1992      Shamrock, Inc. for the Quarter Ended June
                                                                30, 1992, Exhibit 19.1

   10.38      Form of Employee Stock Purchase Loan Agreement    Quarterly Report on Form 10-Q of Diamond
              between Diamond Shamrock, Inc. and certain of     Shamrock, Inc. for the Quarter Ended June
              its executive officers and employees, amended     30, 1992, Exhibit 19.2
              and restated as of May 26, 1992

   10.39      Form of Excess benefit plan between Diamond       Annual Report on Form 10-K of Diamond
              Shamrock, Inc. And certain officers, amended      Shamrock, Inc. for the Year Ended December
              and restated as of December 1, 1992               31, 1992 (the "DS 1992 10-K"), Exhibit 10.49

   10.40      Form of Disability Benefit Agreement between      DS 1992 10-K, Exhibit 10.50
              Diamond Shamrock, Inc. and certain officers,
              amended and restated as of January 1, 1993

   10.41      Form of Deferred Compensation Plan between        DS 1992 10-K, Exhibit 10.51
              Diamond Shamrock, Inc. and certain directors,
              officers and other employees, amended and
              restated as of January 1, 1993

   10.42      Diamond Shamrock, Inc. Nonqualified 401(k)        Registration Statement on Form S-8 of
              Plan                                              Diamond Shamrock, Inc. (File No. 33-64645),
                                                                Exhibit 4.1

   10.43      Amendment to Diamond Shamrock, Inc.               DS September 30, 1996 Form 10-Q, Exhibit
              Supplemental Executive Retirement Plan, July      10.2
              22, 1996

   10.44      Amendment to Diamond Shamrock, Inc. Disability    DS September 30, 1996 Form 10-Q, Exhibit
              Benefit Agreement, July 22, 1996                  10.4

   10.45      Amendment to Diamond Shamrock, Inc.               DS September 30, 1996 Form 10-Q, Exhibit
              Supplemental Death Benefit Agreement              10.5

   10.46      Amendment to Diamond Shamrock, Inc. Excess        DS September 30, 1996 Form 10-Q, Exhibit
              Benefits Plan                                     10.6

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
   10.47      Amendment to Diamond Shamrock, Inc. Long Term     DS September 30, 1996 Form 10-Q, Exhibit
              Incentive Plan                                    10.7

   10.48      Credit Agreement dated December 19, 1996, in      +
              the amount of $500,000,000, between the
              Company, Morgan Guaranty Trust Company of New
              York and certain other banks

   10.49      Amendment No. 1 to Credit Agreement described     +
              in Exhibit 10.48

   10.50      Credit Agreement dated December 19, 1996, in      +
              the amount of CDN. $200,000,000, between the
              Company, Canadian Ultramar Company, Canadian
              Imperial Bank of Commerce and certain other
              banks

   10.51      Amendment No. 1 to Credit Agreement described     +
              in Exhibit 10.50

   10.52      Amended and Restated Lease Agreement dated        +
              December 19, 1996 among Jamestown Funding
              L.P., Ultramar Inc., Ultramar Energy Inc.,
              Diamond Shamrock Leasing, Inc., Diamond
              Shamrock Arizona, Inc., and Diamond Shamrock
              Refining and Marketing Company.

   10.53      Amended and Restated Ground Lease Agreement       +
              dated December 19, 1996 between Brazos River
              Leasing, L.P. and Diamond Shamrock Refining
              and Marketing Company

   10.54      Amended and Restated Facilities Lease             +
              Agreement dated December 19, 1996 between
              Brazos River Leasing, L.P. and Diamond
              Shamrock Refining and Marketing

     11       Statement re Computation of Per Share Earnings    +

    16.1      Letter of Ernst & Young LLP to the Securities     Current Report on Form 8-K dated March 4,
              and Exchange Commission regarding its             1997, Exhibit 16.1
              concurrence with the Company's statements
              contained in Company's Current Report on Form
              8-K

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
    16.2      Letter of Price Waterhouse LLP to the             Current Report on Form 8-K dated March 4,
              Securities and Exchange Commission regarding      1997, Exhibit 16.2
              its concurrence with the Company's statements
              contained in Company's Current Report on Form
              8-K

     18       Letter from Ernst & Young LLP, dated August 7,    Quarterly Report on Form 10-Q for the
              1995 regarding change in accounting method        Quarter Ended June 30, 1995, Exhibit 18

     21       Subsidiaries                                      +

    23.1      Consent of Ernst & Young LLP                      +

    23.2      Consent of Price Waterhouse LLP                   +

    24.1      Power of Attorney of Officers and Directors       +

    24.2      Power of Attorney of the Company                  +

     27       Financial Data Schedule                           +

+  Filed herewith
(1) Contains material for which confidential treatment has been granted pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This material has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

SCHEDULE II

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                              Balance at            Additions            Other Changes          Balance
                                               Beginning        Charged to Costs          Add (Deduct)          at End
       Description                            of Period           and Expenses            Describe (1)         of Period
------------------------------------------------ -------------------- ----------------------------    ----------- ------
                                                                              (in millions)
Year Ended December 31, 1996

   Allowance for doubtful accounts and
   notes receivable :
     Current allowance  . . . . . . . . .          $13.7               $13.5                  $(11.8)             $15.4
     Non-current allowance  . . . . . . .            3.3                 0.1                                        3.4
                                                   -----               -----                  ------              -----

   Total  . . . . . . . . . . . . . . . .          $17.0               $13.6                  $(11.8)             $18.8
                                                   =====               =====                  ======              =====



Year Ended December 31, 1995

   Allowance for doubtful accounts and
   notes receivable :
     Current allowance  . . . . . . . . .          $11.3               $12.3                  $ (9.9)             $13.7
     Non-current allowance  . . . . . . .            6.0                 1.5                    (4.2)               3.3
                                                   -----               -----                  ------              -----

   Total  . . . . . . . . . . . . . . . .          $17.3               $13.8                  $(14.1)             $17.0
                                                   =====               =====                  ======              =====



Year Ended December 31, 1994

   Allowance for doubtful accounts and
   notes receivable :
     Current allowance  . . . . . . . . .          $14.8                $4.2                  $ (7.7)             $11.3
     Non-current allowance  . . . . . . .            6.1                 2.4                    (2.5)               6.0

   Inventory valuation allowance  . . .             11.3                                       (11.3)
                                                   -----               -----                  ------              -----

   Total  . . . . . . . . . . . . . . . .          $32.2                $6.6                  $(21.5)             $17.3
                                                   =====                ====                  ======              =====



(1) Other changes in the allowance for doubtful accounts and notes receivable
represent uncollectible accounts written off,  . . . . . . . .    net of
recoveries.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of March 31, 1997.

                                       ULTRAMAR DIAMOND SHAMROCK CORPORATION

                                       By:ROGER R. HEMMINGHAUS
                                          ----------------------------------
                                          Roger R. Hemminghaus
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 31, 1997 by the following persons in the capacities indicated.

         Signature                                          Title
         ---------                                          -----
/s/ ROGER R. HEMINGHAUS                            Chief Executive Officer and Chairman of the Board
--------------------------                         of Directors (Principal Executive Officer)
 Roger R. Hemminghaus

/s/ JEAN GAULIN                                    President, Chief Operating Officer and Vice Chairman of the
--------------------------                         Board of Directors (Principal Operating Officer)
 Jean Gaulin

/s/ H. PETE SMITH                                  Executive Vice President and Chief Financial Officer
--------------------------                         (Principal Financial and Accounting Officer)
 H. Pete Smith

       *                                                        Director
--------------------------
 Byron Allumbaugh

      *                                                         Director
--------------------------
 E. Glenn Biggs

      *                                                         Director
--------------------------
 W. E. Bradford

      *                                                         Director
--------------------------
 H. Frederick Christie

      *                                                         Director
--------------------------
 W.H. Clark

      *                                                         Director
--------------------------
 Bob Marbut

     *                                                          Director
--------------------------
 Katherine D. Ortega

     *                                                          Director
--------------------------
 Madeleine Saint Jacques

     *                                                          Director
--------------------------
 C. Barry Schaefer

By: /s/ PATRICK J. GUARINO                                      Attorney-in-Fact
--------------------------
 Patrick J. Guarino

                               INDEX TO EXHIBITS

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
    3.1       Certificate of Incorporation dated April 27,      Registration Statement on Form S-1 (File No.
              1992, as amended on April 28, 1992                33-47586), Exhibit 3.1

    3.2       Certificate of Merger of Diamond Shamrock,        Registration Statement on Form S-8 (File No.
              Inc. with and into the Company, amending the      333-19131), Exhibit 4.2
              Company's Articles of Incorporation

    3.3       Certificate of Designations of the Company's      Registration Statement on Form S-8 (File No.
              5% Cumulative Convertible Preferred Stock         333-19131), Exhibit 4.3

    3.4       By-laws dated April 28, 1992                      Registration Statement on Form S-1 (File No.
                                                                33-47586), Exhibit 3.2

    3.5       Amendment dated July 22, 1993 to By-laws          Annual Report on Form 10-K for the Year
                                                                Ended December 31, 1995, Exhibit 3.3

    3.6       Amendment dated December 3, 1996 to By-laws       Registration Statement on Form S-8 (File No.
                                                                333-19131), Exhibit 4.6

    4.1       Form of Common Stock Certificate                  Registration Statement on Form S-8 (File No.
                                                                333-19131), Exhibit 4.8

    4.2       Form of 5% Cumulative Convertible Preferred       +
              Stock Certificate

    4.3       See Exhibit 3.1

    4.4       See Exhibit 3.2

    4.5       See Exhibit 3.3

    4.6       See Exhibit 3.4

    4.7       See Exhibit 3.5

    4.8       See Exhibit 3.6

    4.9       Form of Indenture between Diamond Shamrock,       Registration Statement on Form S-1 of
              Inc. and the First National Bank of Chicago       Diamond Shamrock, Inc. (File No. 33-32024),
                                                                Exhibit 4.1

    4.10      Form of 9-3/8% Note Due March 1, 2001             Current Report on Form 8-K of Diamond
                                                                Shamrock, Inc. dated February 20, 1991,
                                                                Exhibit 4.1

    4.11      Forms of Medium-Term Notes, Series A              Registration Statement on Form S-3 of
                                                                Diamond Shamrock, Inc. (File No. 33-58744),
                                                                Exhibit 4.2

    4.12      Form of 8% Debenture due April 1, 2023            Current Report on Form 8-K of Diamond
                                                                Shamrock, Inc. dated March 22, 1993, Exhibit
                                                                4.1

    4.13      Form of 8 3/4% Debenture due June 15, 2015        Current Report on Form 8-K of Diamond
                                                                Shamrock, Inc. dated February 6, 1995,
                                                                Exhibit 4.1

    4.14      Form of 7 1/4% Debenture due June 15, 2010        Current Report on Form 8-K of Diamond
                                                                Shamrock, Inc. dated June 1, 1995, Exhibit
                                                                4.1

    4.15      Form of 7.65% Debenture due July 1, 2026          Current Report on Form 8-K of Diamond
                                                                Shamrock, Inc. dated June 20, 1996, Exhibit
                                                                4.1

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
    4.16      Rights Agreement dated June 25, 1992, between     Registration Statement on Form S-1 (File No.
              Ultramar Diamond Shamrock Corporation and         33-47586), Exhibit 4.2; Quarterly Report on
              Registrar and Transfer Company (as successor      Form 10-Q for the Quarter Ended September
              rights agent to First City, Texas-Houston,        30, 1992, Exhibit 4.2; Annual Report on Form
              National Association), as amended by the First    10-K for the Year Ended December 31, 1994,
              Amendment dated October 26, 1992 and the          Exhibit 4.3
              Amendment dated May 10, 1994

    4.17      Indenture dated July 6, 1992 between Ultramar     Quarterly Report on Form 10-Q for the
              Diamond Shamrock Corporation, as issuer, and      Quarter Ended June 30, 1992, Exhibit 10.5
              First City, Texas-Houston, National
              Association, as trustee, relating to the 8
              1/4% Notes due July 1, 1999

    4.18      Indenture dated July 6, 1992 among Ultramar       Quarterly Report on Form 10-Q for the
              Credit Corporation, as issuer, Ultramar           Quarter Ended June 30, 1992, Exhibit 10.6
              Diamond Shamrock Corporation, as guarantor,
              and First City, Texas-Houston, National
              Association, as trustee, relating to the 8
              5/8% Guaranteed Notes due July 1, 2002.

    4.19      Indenture dated March 15, 1994 between            Annual Report on Form 10-K for the Year
              Ultramar Diamond Shamrock Corporation, as         Ended December 31, 1995, Exhibit 4.7
              issuer, and The Bank of New York, as trustee,
              relating to the 8% Notes due March 15, 2005

    10.1      Lease dated April 30, 1970 between Ultramar       Registration Statement on Form S-1 (File No.
              Inc., by assignment, and the City of Long         33-47586), Exhibit 10.20
              Beach

    10.2      Lease dated November 27, 1972 between Ultramar    Registration Statement on Form S-1 (File No.
              Canada Inc. and the National Harbours Board       33-47586), Exhibit 10.27

    10.3      Permit No. 306 dated October 1, 1975 issued by    Registration Statement on Form S-1 (File No.
              the City of Los Angeles to Ultramar Inc., by      33-47586), Exhibit 10.19
              assignment

    10.4      Agreement dated April 6, 1977 between Atlantic    Registration Statement on Form S-1 (File No.
              Richfield Company and Ultramar Inc., by           33-47586), Exhibit 10.22
              assignment

    10.5      Agreement for Use of Marine Terminal and          Registration Statement on Form S-1 (File No.
              Pipeline dated August 30, 1978 between            33-47586), Exhibit 10.21
              Ultramar Inc., by assignment, Arco
              Transportation Company and Shell Oil Company

    10.6      Warehousing Agreement dated July 1, 1984          Registration Statement on Form S-1 (File No.
              between Ultramar Inc., by assignment, and GATX    33-47586), Exhibit 10.25
              Tank Storage Terminals Corporation

    10.7      Contract re Charlottetown Terminal dated          Registration Statement on Form S-1 (File No.
              October 1,1990 between Ultramar Canada Inc.       33-47586), Exhibit 10.30
              and Imperial Oil (1)

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
    10.8      Tax Allocation Agreement dated April 30, 1992,    Registration Statement on Form S-1 (File No.
              between Ultramar Diamond Shamrock Corporation,    33-47586), Exhibit 10.2
              LASMO plc and Ultramar America Limited and
              Guarantee of Performance and Indemnity to
              Ultramar Diamond Shamrock Corporation by LASMO
              plc, as amended by Amendment No. 1 dated May
              22, 1992

    10.9      Reorganization Agreement dated as of July 6,      Quarterly Report on Form 10-Q for the
              1992 between LASMO plc and Ultramar Diamond       Quarter Ended June 30, 1992, Exhibit 10.1
              Shamrock Corporation

   10.10      Ultramar Diamond Shamrock Corporation 1992        Registration Statement on Form S-8 (File No.
              Long Term Incentive Plan dated July 21, 1992,     33-52148), Exhibit 28; Annual Report on Form
              as amended by the First Amendment dated           10-K for the Year Ended December 31, 1992,
              January 23, 1993, the Second Amendment dated      Exhibit 10.34; Annual Report on Form 10-K
              July 21, 1993, the Third Amendment dated March    for the Year Ended December 31, 1993,
              21, 1994 and the Fourth Amendment dated           Exhibit 10.46; Quarterly Report on Form 10-Q
              February 10, 1995                                 for the Quarter Ended March 31, 1994,
                                                                Exhibit 10.47; Quarterly Report on Form 10-Q
                                                                for the Quarter Ended March 31, 1995,
                                                                Exhibit 10.50

   10.11      Ultramar Diamond Shamrock Corporation Annual      Annual Report on Form 10-K for the Year
              Incentive Plan dated January 20, 1993, as         Ended December 31, 1992, Exhibit 10.35;
              amended by the First Amendment dated February     Quarterly Report on Form 10-Q for the
              10, 1995                                          Quarter Ended June 30, 1995, Exhibit 10.51

   10.12      Ultramar Diamond Shamrock Corporation             Annual Report on Form 10-K for the Year
              Restricted Share Plan For Directors dated         Ended December 31, 1992, Exhibit 10.36
              January 26, 1993

   10.13      Ultramar Diamond Shamrock Corporation             Annual Report on Form 10-K for the Year
              Supplemental Executive Retirement Plan dated      Ended December 31, 1995, Exhibit 10.13
              July 27, 1994

   10.14      Ultramar Diamond Shamrock Corporation U.S.        Annual Report on Form 10-K for the Year
              Employees Retirement Restoration Plan dated       ended December 31, 1995, Exhibit 10.14
              July 27, 1994

   10.15      Ultramar Diamond Shamrock Corporation U.S.        Annual Report on Form 10-K for the Year
              Savings Incentive Restoration Plan dated July     ended December 31, 1995, Exhibit 10.15
              27, 1994

   10.16      Trust Agreement dated April 1, 1985 between       Registration Statement on Form S-1 (File No.
              Ultramar Canada Inc. and Montreal Trust           33-47586), Exhibit 10.13
              Company of Canada

   10.17      Employment Agreement dated as of September 22,    Registration Statement on Form S-4 (File No.
              1996 between Ultramar Diamond Shamrock            333-14807), Exhibit 10.1
              Corporation and Jean Gaulin

   10.18      Employment Agreement dated as of September 22,    Current report on Form 8-K of Diamond
              1996 between Ultramar Diamond Shamrock            Shamrock, Inc. dated September 26, 1996,
              Corporation and Roger R. Hemminghaus              Exhibit 10(c)

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
   10.19      Employment Agreement dated as of September 22,    +
              1996 between Ultramar Diamond Shamrock
              Corporation and Patrick J. Guarino

   10.20      Form of Employment Agreement dated as of          +
              September 22, 1996 between  Diamond Shamrock,
              Inc, and W. R. Klesse and J. Robert Mehall

   10.21      Hydrogen and Steam Supply Agreement, dated        Annual Report on Form 10-K for the Year
              December 22, 1993, between Ultramar Inc. and      Ended December 31, 1993, Exhibit 10.43
              Air Products and Chemicals, Inc. (1)

   10.22      MTBE Terminaling Agreement dated March 3, 1995    Annual Report on Form 10-K for the Year
              between Petro-Diamond Incorporated and            Ended December 31, 1995
              Ultramar Inc. (1)

   10.23      Confidential Transportation Contract dated May    Quarterly Report on Form 10-Q for the
              25,1995 between Canadian National Railway         Quarter Ended June 30, 1995, Exhibit 10.52
              Company and Ultramar Canada Inc. (1)

   10.24      Senior Subordinated Note Purchase Agreement,      Registration Statement on Form 10 of Diamond
              dated as of April 17, 1987, between Diamond       Shamrock, Inc. ("DS Form 10"), Exhibit 10.22
              Shamrock, Inc. and certain purchasers (the
              "Senior Subordinated Note Agreement")

   10.25      Amendment No. 1 to the Senior Subordinated        Quarterly Report on Form 10-Q of Diamond
              Note Agreement, dated as of March 31, 1988        Shamrock, Inc. for the Quarter Ended March
                                                                31, 1988, Exhibit 19.5

   10.26      Amendment No. 2 to the Senior Subordinated        Quarterly Report on Form 10-Q of Diamond
              Note Agreement, dated as of July 12, 1989         Shamrock, Inc. for the Quarter Ended June
                                                                30, 1989, Exhibit 19.2

   10.27      Amendment No. 3 to the Senior Subordinated        Annual Report on Form 10-K of Diamond
              Note Agreement, dated as of December 6, 1993      Shamrock, Inc. for the Year Ended December
                                                                31, 1993, Exhibit 10.8

   10.28      Deferred Compensation Plan for executives and     Annual Report on Form 10-K of Diamond
              directors of Diamond Shamrock, Inc., amended      Shamrock, Inc. for the year ended December
              and restated as of January 1, 1989                31, 1988, Exhibit 10.13

   10.29      Supplemental Executive Retirement Plan of         DS Form 10, Exhibit 10.16
              Diamond Shamrock, Inc. (the "DS SERP")

   10.30      First Amendment to the DS SERP                    Registration Statement on Form S-1 of
                                                                Diamond Shamrock, Inc. (File No. 33-21991)
                                                                ("DS S-1"), Exhibit 10.17

   10.31      Second Amendment to the DS SERP                   Annual Report on Form 10-K of Diamond
                                                                Shamrock, Inc. for the Year Ended December
                                                                31, 1989, Exhibit 10.21

   10.32      Excess Benefits Plan of Diamond Shamrock, Inc.    Quarterly Report on Form 10-Q of Diamond
                                                                Shamrock, Inc. for the Quarter Ended June
                                                                30, 1987, Exhibit 19.5

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
   10.33      1987 Long-Term Incentive Plan of Diamond          Registration Statement on Form S-8 of
              Shamrock, Inc.                                    Diamond Shamrock, Inc. (File No. 33-15268),
                                                                Annex A-1

   10.34      Form of Disability Benefit Agreement between      DS S-1, Exhibit 10.21
              Diamond Shamrock, Inc. and certain of its
              executive officers

   10.35      Form of Supplemental Death Benefit Agreement      Quarterly Report on Form 10-Q of Diamond
              between Diamond Shamrock, Inc. and certain of     Shamrock, Inc. for the Quarter Ended June
              its executive officers                            30, 1987, Exhibit 19.9

   10.36      Diamond Shamrock, Inc. Long-Term Incentive        Quarterly Report on Form 10-Q of Diamond
              Plan, as amended and restated as of August 15,    Shamrock, Inc. for the Quarter Ended
              1996                                              September 30, 1996 ("DS September 30, 1996
                                                                Form 10-Q"), Exhibit 10.9

   10.37      Diamond Shamrock, Inc. Long-Term Incentive        Quarterly Report on Form 10-Q of Diamond
              Plan, amended and restated as of May 5, 1992      Shamrock, Inc. for the Quarter Ended June
                                                                30, 1992, Exhibit 19.1

   10.38      Form of Employee Stock Purchase Loan Agreement    Quarterly Report on Form 10-Q of Diamond
              between Diamond Shamrock, Inc. and certain of     Shamrock, Inc. for the Quarter Ended June
              its executive officers and employees, amended     30, 1992, Exhibit 19.2
              and restated as of May 26, 1992

   10.39      Form of Excess benefit plan between Diamond       Annual Report on Form 10-K of Diamond
              Shamrock, Inc. And certain officers, amended      Shamrock, Inc. for the Year Ended December
              and restated as of December 1, 1992               31, 1992 (the "DS 1992 10-K"), Exhibit 10.49

   10.40      Form of Disability Benefit Agreement between      DS 1992 10-K, Exhibit 10.50
              Diamond Shamrock, Inc. and certain officers,
              amended and restated as of January 1, 1993

   10.41      Form of Deferred Compensation Plan between        DS 1992 10-K, Exhibit 10.51
              Diamond Shamrock, Inc. and certain directors,
              officers and other employees, amended and
              restated as of January 1, 1993

   10.42      Diamond Shamrock, Inc. Nonqualified 401(k)        Registration Statement on Form S-8 of
              Plan                                              Diamond Shamrock, Inc. (File No. 33-64645),
                                                                Exhibit 4.1

   10.43      Amendment to Diamond Shamrock, Inc.               DS September 30, 1996 Form 10-Q, Exhibit
              Supplemental Executive Retirement Plan, July      10.2
              22, 1996

   10.44      Amendment to Diamond Shamrock, Inc. Disability    DS September 30, 1996 Form 10-Q, Exhibit
              Benefit Agreement, July 22, 1996                  10.4

   10.45      Amendment to Diamond Shamrock, Inc.               DS September 30, 1996 Form 10-Q, Exhibit
              Supplemental Death Benefit Agreement              10.5

   10.46      Amendment to Diamond Shamrock, Inc. Excess        DS September 30, 1996 Form 10-Q, Exhibit
              Benefits Plan                                     10.6

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
   10.47      Amendment to Diamond Shamrock, Inc. Long Term     DS September 30, 1996 Form 10-Q, Exhibit
              Incentive Plan                                    10.7

   10.48      Credit Agreement dated December 19, 1996, in      +
              the amount of $500,000,000, between the
              Company, Morgan Guaranty Trust Company of New
              York and certain other banks

   10.49      Amendment No. 1 to Credit Agreement described     +
              in Exhibit 10.48

   10.50      Credit Agreement dated December 19, 1996, in      +
              the amount of CDN. $200,000,000, between the
              Company, Canadian Ultramar Company, Canadian
              Imperial Bank of Commerce and certain other
              banks

   10.51      Amendment No. 1 to Credit Agreement described     +
              in Exhibit 10.50

   10.52      Amended and Restated Lease Agreement dated        +
              December 19, 1996 among Jamestown Funding
              L.P., Ultramar Inc., Ultramar Energy Inc.,
              Diamond Shamrock Leasing, Inc., Diamond
              Shamrock Arizona, Inc., and Diamond Shamrock
              Refining and Marketing Company.

   10.53      Amended and Restated Ground Lease Agreement       +
              dated December 19, 1996 between Brazos River
              Leasing, L.P. and Diamond Shamrock Refining
              and Marketing Company

   10.54      Amended and Restated Facilities Lease             +
              Agreement dated December 19, 1996 between
              Brazos River Leasing, L.P. and Diamond
              Shamrock Refining and Marketing

     11       Statement re Computation of Per Share Earnings    +

    16.1      Letter of Ernst & Young LLP to the Securities     Current Report on Form 8-K dated March 4,
              and Exchange Commission regarding its             1997, Exhibit 16.1
              concurrence with the Company's statements
              contained in Company's Current Report on Form
              8-K

  Exhibit                                                       Incorporated by Reference
   Number     Description                                       to the Following Documents
   ------     -----------                                       -- --- --------- ---------
    16.2      Letter of Price Waterhouse LLP to the             Current Report on Form 8-K dated March 4,
              Securities and Exchange Commission regarding      1997, Exhibit 16.2
              its concurrence with the Company's statements
              contained in Company's Current Report on Form
              8-K

     18       Letter from Ernst & Young LLP, dated August 7,    Quarterly Report on Form 10-Q for the
              1995 regarding change in accounting method        Quarter Ended June 30, 1995, Exhibit 18

     21       Subsidiaries                                      +

    23.1      Consent of Ernst & Young LLP                      +

    23.2      Consent of Price Waterhouse LLP                   +

    24.1      Power of Attorney of Officers and Directors       +

    24.2      Power of Attorney of the Company                  +

     27       Financial Data Schedule                           +

+  Filed herewith
(1) Contains material for which confidential treatment has been granted pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This material has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.