Form 10-Q
period 1997-03-31
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1997-05-14
CIK 887207

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                        Commission File Number 1-11154

                   ULTRAMAR DIAMOND SHAMROCK CORPORATION
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

                             Yes  X     No

Common Stock, $.01 Par Value -- 74,770,404 shares outstanding as of April 30, 1997.

                   ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                 FORM 10-Q
                               March 31, 1997

                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                        PAGE

     Item 1.  Consolidated Financial Statements  (Unaudited)

              Consolidated Balance Sheets as of March 31, 1997 and
               December 31, 1996                                          3

              Consolidated Statements of Income for the Three Month
               Periods Ended March 31, 1997 and 1996                      4

              Consolidated Statements of Cash Flows for the Three Month
               Periods Ended March 31, 1997 and 1996                      5

              Notes to Consolidated Financial Statements                  6


     Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations           9

PART II  - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                           16

SIGNATURE                                                                17

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

               ULTRAMAR DIAMOND SHAMROCK CORPORATION
                  CONSOLIDATED BALANCE SHEETS

                                                   March 31,   December 31,
                                                      1997         1996
                                                  (Unaudited)

                                                       (in millions)
               Assets

Current assets:
  Cash and cash equivalents                          $    99.4   $  197.9
  Accounts and notes receivable, net                     434.9      503.1
  Inventories                                            543.4      633.3
  Prepaid expenses and other current assets               39.3       35.0
  Deferred income taxes                                   32.0       30.0
    Total current assets                               1,149.0    1,399.3

Property, plant and equipment                          3,674.0    3,685.2
Less accumulated depreciation and amortization          (976.7)    (954.4)
                                                        2,697.3   2,730.8
Other assets                                              282.0     289.9

    Total assets                                       $4,128.3  $4,420.0

          Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current portion of long-term debt  $    9.9  $    3.2
  Accounts payable                                        397.2     540.7
  Accrued liabilities                                     287.7     328.9
  Taxes other than income taxes                           194.4     191.3
  Income taxes payable                                     30.3      32.1
    Total current liabilities                             919.5   1,096.2

Long-term debt, less current portion                    1,579.8   1,646.3
Other long-term liabilities                               304.7     349.6
Deferred income taxes                                      80.3      87.0
Commitments and contingencies (Note 4)

Stockholders' equity:
 Convertible Preferred Stock, par value $.01
 per share:
   25,000,000 shares authorized, 1,725,000 shares
   issued and outstanding at March 31, 1997 and
   December 31, 1996                                        0.0       0.0
 Common Stock, par value $.01 per share:
   250,000,000 shares authorized, 74,772,291
   and 74,710,000 shares issued and outstanding
   at March 31, 1997 and December 31, 1996,
   respectively                                             0.7       0.7
  Additional paid-in capital                            1,138.1   1,137.0
  ESOP, treasury stock and other                          (32.2)    (32.2)
  Retained earnings                                       199.6     193.7
  Foreign currency translation adjustment                 (62.2)    (58.3)
    Total stockholders' equity                          1,244.0   1,240.9

    Total liabilities and stockholders' equity         $4,128.3  $4,420.0

The accompanying notes are an integral part of these consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                  Three Months Ended
                                                        March 31,
                                               1997           1996
                                       (in millions, except per share data)

Sales and other revenues (including
 excise taxes)                                 $2,550.2       $2,369.6

Operating costs and expenses:
  Cost of products sold                         1,649.7         1,487.4
  Operating expenses                              210.2           219.2
  Selling, general and administrative expenses     72.0            70.9
  Taxes other than income taxes                   509.2           488.8
  Depreciation and amortization                    44.2            41.7
    Total operating costs and expenses          2,485.3         2,308.0

Operating income                                   64.9            61.6
Interest income                                     2.4             3.6
Interest expense                                  (32.5)          (28.4)
Gain on sale of office building                    11.0              -

Income before income taxes                         45.8            36.8
Provision for income taxes                         18.2            14.8

Net income                                         27.6            22.0
Dividend requirements on preferred stock            1.1             1.1

Net income applicable to common shares            $26.5           $20.9

Net income per common share:
  Primary                                         $.35             $.28
  Fully diluted                                   $.35             $.28


Weighted average number of common shares
used in computation (in thousands):
  Primary                                         75,561         74,861
  Fully diluted                                   79,049         78,348

Dividends per share:
    Common shares                                 $.275           $.275
    Cumulative convertible preferred stock        $.625           $.625


The accompanying notes are an integral part of these consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                               Three Months Ended March 31,
                                                1997               1996
                                                    (in millions)

Cash Flows from Operating Activities
Net income                                     $  27.6            $ 22.0
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization                  44.2              41.7
   (Gain) loss on sale of fixed assets           (18.8)              0.4
   Provision for deferred income taxes            14.8               3.3
   Other, net                                      1.3               1.0
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts and notes
     receivable                                   63.4             (59.1)
     Decrease in inventories                      88.2              66.3
     (Increase) decrease in prepaid expenses
      and other current assets                    (6.6)             16.4
     (Increase) decrease in other assets          21.5              (3.3)
     Decrease in accounts payable and other
      current liabilities                       (193.2)           (106.7)
     Decrease in other long-term liabilities     (44.5)             (1.1)
     Other, net                                    8.0               3.2
Net cash provided by (used in) operating
 activities                                        5.9             (15.9)

Cash Flows from Investing Activities
Capital expenditures                             (51.6)            (70.3)
Acquisition of marketing operations               (8.4)              -
Deferred turnaround costs                          0.5              (8.3)
Expenditures for investments                      (5.1)             (2.1)
Proceeds from sales of property, plant
 and equipment                                    45.6               0.6
Net cash used in investing activities            (19.0)            (80.1)

Cash Flows from Financing Activities
Increase in long-term debt                         7.9             152.8
Repayment of long-term debt                      (72.2)            (42.1)
Proceeds from issuances of Common Stock            0.8               3.7
Payment of dividends                             (21.6)            (17.3)
Other, net                                         0.0              (1.0)
Net cash provided by (used in) provided by
 financing activities                            (85.1)             96.1

Effect of exchange rate changes on cash           (0.3)              0.4

Net Increase (Decrease) in Cash and Cash
 Equivalents                                     (98.5)              0.5
Cash and Cash Equivalents at Beginning of
 Period                                          197.9             175.5

Cash and Cash Equivalents at End of Period     $  99.4            $176.0

The accompanying notes are an integral part of these consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared for Ultramar Diamond Shamrock Corporation (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast, which vary significantly during the year, or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds. For further information, see the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Prior period amounts have been reclassified to reflect the merger of Diamond Shamrock, Inc., with and into the Company effective December 3, 1996, in a transaction accounted for as a pooling of interests. Certain reclassifications of historical financial data have been made to conform the accounting policies of the two companies as further described in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2:  Inventories

Inventories consisted of the following:

                                              March 31,     December 31,
                                                 1997           1996
                                                     (in millions)

     Crude oil and other feedstocks            $224.6           $309.2
     Refined and other finished products        266.4            264.7
     Materials and supplies and convenience
      store items                                52.4             59.4
                                               $543.4           $633.3

NOTE 3:  Gain on Sale of Assets

Earnings for the first quarter of 1997 include a pre-tax gain of $11.0 million, resulting from the sale of an office building in San Antonio, Texas which was originally purchased to serve as the Company's new corporate headquarters.

NOTE 4:  Commitments and Contingencies

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

NOTE 5: Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse, and will require the Company to classify its financial assets pledged as collateral separately in the financial statements. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 127 postpones some, but not all, of the provisions of SFAS No. 125 to December 31, 1997. The Company believes the adoption of these statements will not have a material impact on the financial position or results of operations of the Company.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. The Company has not completed its calculations of EPS data under SFAS No. 128; however, management of the Company does not anticipate the adopting of this pronouncement will have a material impact on the Company's results of operations.

NOTE 6:  Subsequent Events

On April 15, 1997, the Company entered into a definitive agreement to acquire Total Petroleum (North America) Ltd. ("Total"), a Denver, Colorado based petroleum refining and marketing company. The agreement provides for the issuance of .322 shares of Common Stock for each outstanding share of Total Common Stock. The Company expects to issue approximately 13.0 million shares of Common Stock and will assume approximately $414.0 million of Total debt. The transaction is subject to the approval of Total shareholders, completion of due diligence and customary approvals. The transaction is expected to be completed near the end of the second quarter of 1997.

On May 6, 1997, the Board of Directors declared a quarterly dividend of $.275 per common share payable on June 6, 1997 to holders of record on May 20, 1997. In addition, the Board of Directors declared a quarterly dividend of $.625 per share on the Company's 5% Cumulative Convertible Preferred Stock payable on June 13, 1997, to holders of record on May 20, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's operating results are affected by Company-specific factors, primarily its refinery utilization rates and refinery maintenance turnarounds; seasonal factors, such as the demand for petroleum products and working capital requirements for the Northeast, both of which vary significantly during the year; and industry factors, such as movements in and the general level of crude oil prices, the demand for and prices of refined products and industry supply capacity. The effect of crude oil price changes on the Company's operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes.
As a result, the Company's earnings have been volatile in the past and may be volatile in the future.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

Financial and operating data by geographic area for the three month periods ended March 31, 1997 and 1996 are as follows:

Financial Data:

                                        Three Months Ended March 31,
                                         1997                  1996
              Southwest  Northeast  Total      Southwest Northeast Total
                                      (in millions)

Sales and
 other
 revenues     $1,732.1   $818.1     $2,550.2   $1,631.5  $738.1    $2,369.6
Cost of
 products
 sold          1,145.4    504.3      1,649.7    1,031.2   456.2     1,487.4
Operating
 expenses        177.4     32.8        210.2      187.3    31.9       219.2
Selling,
 general and
 administra-
 tive expenses    29.7     42.3         72.0       32.2    38.7        70.9
Taxes other
 than income
 taxes           319.8    189.4        509.2      321.2   167.6       488.8
Depreciation
 and amorti-
 zation           36.9      7.3         44.2       35.4     6.3        41.7
  Operating
   income     $   22.9  $  42.0         64.9   $   24.2 $  37.4        61.6
Interest
 expense, net                           30.1                           24.8
Gain on sale
 of office
 building                               11.0                            -
  Income be-
   fore income
   taxes                                45.8                           36.8
Provision for
 income taxes                           18.2                           14.8
  Net income                       $    27.6                       $   22.0

Operating Data:                                         Three Months Ended
                                                               March 31,
                                                        1997         1996
Southwest

     McKee and Three Rivers Refineries
          Throughput (BPD)                              222,700     224,900
          Margin (dollars per barrel)                     4.68        4.32

     Wilmington Refinery
          Throughput (BPD)                              104,900      83,600
          Margin (dollars per barrel)                     5.01        3.63

     Retail Marketing
          Fuel volume (BPD)                             104,500     101,800
          Fuel margin (cents per gallon)                  9.1        11.4
          Merchandise volume ($1,000/day)                 2,145       2,288
          Merchandise margin (%)                         30.2        30.1

Northeast

     Quebec Refinery
          Throughput (BPD)                              148,600     144,400
          Margin (dollars per barrel)                     2.47        3.87

     Retail Marketing
          Fuel volume (BPD)                              70,600      63,500
          Overall margin (cents per gallon) (1)          29.2        24.1

(1) Retail marketing overall margin reported for the Northeast represent a blend of gross margin from company and dealer operated service stations, heating oil sales and the cardlock business segment.

General

Net income for the quarter ended March 31, 1997 totaled $27.6 million as compared to $22.0 million for the quarter ended March 31, 1996. In the Southwest, the Company had operating income of $22.9 million for the first quarter of 1997, as compared to $24.2 million for the first quarter of 1996. The increase in refining margins and throughput in the Southwest was offset by a decrease in retail fuel margins. In the Northeast, operating income of $42.0 million was $4.6 million higher than that of the first quarter of 1996, as strong retail marketing margins and volumes more than offset weak refining margins during the first quarter of 1997.

Southwest Operations

Sales and other revenues in the Southwest in the first quarter of 1997 totaled $1.7 billion and were 6.2% higher than for the first quarter of 1996, primarily due to a 6.2% increase in refinery throughput and a 2.7% increase in retail fuel volumes as compared to the first quarter of 1996.

The refining margin for the McKee and Three Rivers refineries of $4.68 per barrel in the first quarter of 1997 increased by 8.3% as compared to $4.32 per barrel in the first quarter of 1996, reflecting strong margin improvement late in the quarter as a result of declining crude oil costs. The refining margin for the Wilmington refinery increased by 38.0% to $5.01 per barrel in the first quarter of 1997 due to an improvement in the heavy, sour crude oil price differential, lower overall crude oil costs, and a strong market rebound during March 1997. Throughput at the Wilmington refinery during the first quarter of 1997 increased by 25.5% over the same period in 1996 to 104,900 barrels per day, principally due to the processing of additional feed and blendstocks through the refinery's gas oil hydrotreater which came on stream in the second quarter of 1996.
Retail marketing fuel volume increased by 2.7%, to 104,500 barrels per day, principally as a result of increased demand; however, fuel margins decreased by 20.2% to 9.1 cents per gallon in the first quarter of 1997, due to intense competitive pressures.

Merchandise sales at the Company's convenience stores averaged $2.1 million per day during the first quarter of 1997 as compared to $2.3 million per day during the corresponding quarter of 1996, as a result of disposing of a number of stations during recent months. Merchandise margins for the first quarters of 1997 and 1996 remained relatively constant at 30.2% and 30.1%, respectively.

Refining system operating expenses, before depreciation, of $74.3 million were $7.8 million lower than in the first quarter of 1996, reflecting
merger related expense savings in 1997.   Marketing and other operating
expenses of $94.4 million were $7.9 million higher than in the first quarter of 1996, principally due to a $5.0 million environmental credit received in 1996. Selling, general and administrative expenses of $29.7 million were $2.5 million lower than in the first quarter of 1996, reflecting cost reductions and synergies from the Ultramar-Diamond Shamrock merger in December 1996.

The petrochemicals and natural gas liquids businesses also contributed to operating profit in the first quarter of 1997 with continued strong demand for Nitromite fertilizer and propylene.

Northeast Operations

Sales and other revenues in the Northeast in the first quarter of 1997 totaled $818.1 million and were $80.0 million, or 10.8%, higher than in the corresponding quarter of 1996 as average product prices increased by 17.4%. Higher volume in retail activities, mainly associated with expansion into New England which occurred in mid-1996, was principally responsible for the improvement in revenue.

Refining margins decreased 36.2% to $2.47 per barrel in the first quarter of 1997 as compared to $3.87 per barrel in the first quarter of 1996, due to high crude oil costs and low import parity prices. Throughput at the Quebec Refinery averaged 148,600 BPD or 2.9% higher than in the first quarter of 1996, as throughput was adversely affected in the first quarter of 1996 by delays in crude shipping due to bad weather conditions. Overall retail margins increased 5.1 cents per gallon, or 21.2%, to 29.2 cents per gallon in the first quarter of 1997 as compared to the corresponding quarter of 1996, reflecting the Home Heat and Cardlock segments' ability to maintain prices as costs declined. Retail marketing volumes increased 11.2% as compared with the first quarter of 1996, to 70,600 barrels per day, as a result of the Company's expanding home heating oil operations and the implementation of the "value plus" pricing program in the Company's Canadian retail gasoline operations late in the second quarter of 1996.

Refinery operating expenses, before depreciation, totaled $11.9 million or 89 cents per barrel in the first quarter of 1997 as compared to $11.3 million or 86 cents per barrel in the first quarter of 1996. Refinery operating expenses in the first quarter of 1997 reflect increased throughput and higher maintenance costs. Selling, general and administrative expenses of $42.3 million were $3.6 million higher than in the first quarter of 1996 principally due to the previously mentioned acquisition of home heating oil and distribution operations in the northeast United States.

Combined Interest and Income Taxes

Net interest expense of $30.1 million in the first quarter of 1997 was $5.3 million higher than in the corresponding quarter of 1996. Borrowing levels increased in the first quarter of 1997, compared to the same period in 1996, and the Company capitalized interest in the first quarter of 1996, for the Gas Oil Hydrotreater and other major capital expenditure projects in California.

The consolidated income tax provisions for the first quarter of 1997 and 1996 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1997 and 1996 of 39.7% and 40.2%, respectively. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes and the effects of foreign operations.

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

In general, industry gasoline inventories are lower than they were a year ago. This should bode well for better margins, as the industry enters the spring and summer driving season. In addition, backwardation has moderated in the crude oil market and crude oil prices have been declining and are relatively stable at present.

California refining margins are reduced somewhat from the first quarter; however, retail margins have improved significantly. As product prices stabilized and the Company was able to run lower cost crude oil, Texas refining margins have also improved. Southwest retail margins, which includes California, have improved early in the second quarter of 1997 from a very weak first quarter but are still lower than recent historical levels.

In eastern Canada, refining spreads have improved from the first quarter while retail margins have weakened slightly as the heating oil season came to an end.

Certain Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Capital Expenditures

The refining and marketing of petroleum products is a capital intensive business. Significant capital requirements include expenditures to upgrade or enhance operating facilities to meet environmental regulations and maintain the Company's competitive position as well as to acquire, build and maintain broad-based retail networks. The capital requirements of the Company's operations consist primarily of (i) reliability, environmental and regulatory expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations (including reformulated fuel specifications, stationary source emission standards and underground storage tank regulations); and (ii) growth opportunity expenditures, such as those planned to expand and upgrade its retail marketing business, to increase the capacity of certain refinery processing units and pipelines and to construct additional petrochemical processing units.

During the first quarter of 1997, capital expenditures and acquisition of marketing operations totaled $60.0 million, of which $29.9 million related to growth opportunity expenditures. Growth capital spending included $11.9 million for the continued construction of the benzene, toluene, and xylene ("BTX") extraction unit at the Three Rivers refinery, which has started up in the second quarter of 1997. Other growth capital spending, during the first quarter of 1997 included $5.4 million to increase conversion capability at the Quebec refinery and $5.4 million to increase pipeline and terminal capacity at Denver, El Paso and Albuquerque.

In conjunction with its plans to expand and upgrade its retail marketing operations, the Company also spent $16.8 million related to retail marketing growth projects. Retail capital spending included the acquisition of two retail home heating operations in the northeast United States and the completion of six new stores in Arizona, California and Colorado.

The Company believes that the Quebec provincial government may issue new refinery liquid effluent regulations during 1998 which may require modifications and additions to the Quebec Refinery's waste water treatment facilities. The Company has completed a detailed process design and estimates the cost of potential capital expenditures required to comply with the expected regulations to be approximately $11.6 million. It is expected that any required construction for the modifications and new equipment would begin in 1998 and be completed to meet the anticipated new regulations.

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

Liquidity and Capital Resources

At March 31, 1997, the Company had cash and cash equivalents of $99.4 million. The Company has committed, unsecured bank facilities which provide a maximum of $500.0 million and Cdn. $200.0 million of available credit, and a $200.0 million commercial paper program supported by the unsecured, committed U. S. dollar bank facility. The Company's bank facilities require the maintenance of certain financial ratios and contain covenants with which the Company must comply. The Company believes these covenants will not have a significant impact on the Company's liquidity or its ability to pay dividends. At March 31, 1997, the Company had approximately $489.5 million of remaining borrowing capacity under its committed bank facilities and commercial paper program. In addition to its committed bank facilities, on March 31, 1997, the Company had approximately $232.0 million of borrowing capacity under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $50.0 million available under a debt shelf registration previously filed with the Securities and Exchange Commission. The net proceeds from any offering under the existing shelf registration would add to the Company's working capital and could be available for general corporate purposes.

The Company also has $107.0 million available pursuant to lease agreements aggregating $290.0 million, under which the lessors will construct or acquire and lease to the Company primarily retail marketing sites.

The Company believes its current sources of funds will be sufficient to satisfy its capital expenditure, working capital, debt service and dividend requirements for at least the next twelve months.

In connection with the proposed acquisition of Total Petroleum (North America) Ltd., the Company has begun to negotiate new credit, lease and other financing arrangements.

On May 6, 1997, the Board of Directors declared a quarterly dividend of $.275 per common share payable on June 6, 1997, to holders of record on May 20, 1997. In addition, the Board of Directors declared a quarterly dividend of $.625 per share on the Company's 5% Cumulative Convertible Preferred Stock payable on June 13, 1997, to holders of record on May 20, 1997.

Cash Flows for the Three Months Ended March 31, 1997

During the three months ended March 31, 1997, the Company's cash position decreased $98.5 million to $99.4 million. Net cash provided by operating activities, before changes in non-cash operating assets and liabilities, was $87.9 million. Net cash provided by operating activities (after changes in non-cash operating assets and liabilities) totaled $5.9 million.

Net cash used in investing activities during the three-month period ended March 31, 1997 totaled $19.0 million, representing scheduled capital expenditures, the acquisition of a marketing operations in the Northeast and expenditures for investments, net of the proceeds from asset disposals.

Net cash used in financing activities during the three-month period ended March 31, 1997, totaled $85.1 million, including the repayment of borrowings under the Company's commercial paper program of $72.2 million and the payment of dividends of $21.6 million. These uses of cash were partially offset by increases in other long-term debt of $7.9 million and the issuance of Common Stock upon the exercise of employee stock options of $0.8 million.

Recent Developments

On April 15, 1997, the Company entered into a definitive agreement to acquire Total Petroleum (North America) Ltd. ("Total"), a Denver, Colorado based petroleum refining and marketing company. The agreement provides for the issuance of .322 shares of Common Stock for each outstanding share of Total Common Stock. The Company expects to issue approximately 13.0 million shares of Common Stock and will assume approximately $414.0 million of Total debt. The transaction is subject to the approval of Total shareholders, completion of due diligence and customary approvals. The transaction is expected to be completed near the end of the second quarter of 1997. Total has approximately 6,000 employees, and operates refineries in Ardmore, Oklahoma, Alma, Michigan, and Denver, Colorado. The three refineries have a combined throughput capacity of approximately 150,000 barrels of crude oil per day. Total distributes gasoline and merchandise through approximately 2,100 branded outlets, of which approximately 560 are company-operated.

Seasonality

In the Northeast, demand for petroleum products varies significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for heating oils during the winter months results in the Company's Canadian operations having significantly higher accounts receivable and inventory levels during the first and last quarters of each year. The Company's Southwest operations are less affected by seasonal fluctuations in demand than its operations in the Northeast. The working capital requirements of the Southwest operations are limited due to lower inventory requirements and show little fluctuation throughout the year.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at March 31, 1997, by $62.2 million. Although the Company expects the exchange rate to fluctuate during 1997, it cannot reasonably predict its future movement.

With the exception of its crude oil costs, which are U.S. dollar denominated, fluctuations in the Canadian dollar exchange rate will affect the U.S. dollar amount of revenues and related costs and expenses reported by the Canadian operation. The potential impact on refining margin of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by the Company's pricing policies in the Northeast, which generally pass on any change in the cost of crude oil. Marketing margin, on the other hand, has been adversely affected by exchange rate fluctuations as competitive pressures have, from time to time, limited the Company's ability to promptly pass on the increased costs to the ultimate consumer.

The Company has considered various strategies to manage currency risk and it hedges the Canadian currency risk when such hedging is considered economically appropriate.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1     Arrangement Agreement
     10.2     Stockholder Agreement
     11.0     Computation of Earnings Per Share
     27.1     Financial Data Schedule

(b) Reports on Form 8-K

Current Report on Form 8-K dated March 4, 1997 (File No. 11154) relating to change in Registrants' certifying accountant.

Current Report on Form 8-K/A dated March 4, 1997 (File No. 11154) relating to change in Registrants' certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAMAR DIAMOND SHAMROCK CORPORATION
 (REGISTRANT)



By:  /s/ H. PETE SMITH
     H. PETE SMITH
     EXECUTIVE VICE PRESIDENT
     AND CHIEF FINANCIAL OFFICER,
     MAY 14, 1997

Exhibit 11 - Statement re: Computation of Earnings Per Share

                                                 Three Months Ended
                                                       March 31,
                                                 1997       1996
                                              (dollars in millions,
                                              except per share data
                                             and shares in thousands)
Primary:

Average common shares outstanding                74,724     74,135
Net effect of dilutive stock options -
 based on the treasury stock method using
 average market price                               837        726
    Total                                        75,561     74,861

Net income                                        $27.6      $22.0
Dividend requirement on preferred stock             1.1        1.1
Net income applicable to common shares            $26.5      $20.9

Net income per common share:                       $.35       $.28

Fully Diluted:

Average common shares outstanding                74,724     74,135
Net effect of dilutive stock options -
  based on the treasury stock method
  using the period-end market price, if
  higher than average market price                1,005        893
Assumed conversion of 5% cumulative
  preferred stock                                 3,320      3,320

  Total                                          79,049     78,348

Net income                                        $27.6      $22.0

Net income per common share                        $.35       $.28