Form 10-Q
period 1997-06-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1997-08-14
CIK 887207

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                   or

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                     Commission File Number 1-11154


                 ULTRAMAR DIAMOND SHAMROCK CORPORATION
         (Exact name of registrant as specified in its charter)


          Delaware                                   13-3663331
(State or other jurisdiction of                  (I.R.S. Employer)
incorporation or organization)                   Identification
No.)


        9830 Colonnade Boulevard                       78230
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

                         Yes    X     No

Common Stock, $.01 Par Value -- 74,861,171 shares outstanding as of
July
31, 1997



                   ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                FORM 10-Q
                              June 30, 1997

                            TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
PAGE

     Item 1. Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of June 30, 1997 and
          December 31, 1996

          Consolidated Statements of Income for the Three and Six
Month
          Periods Ended June 30, 1997 and 1996

          Consolidated Statements of Cash Flows for the Six Month
          Periods Ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K


SIGNATURE



PART I.     FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                  ULTRAMAR DIAMOND SHAMROCK CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                         June 30,       December
31,
                                          1997             1996
                                        (Unaudited)
                                               (in millions)
            Assets

Current assets:
  Cash and cash equivalents              $    93.0      $  197.9
  Accounts and notes receivable, net         446.0         503.1
  Inventories                                562.7         633.3
  Prepaid expenses and other current
    assets                                    38.8          35.0
  Deferred income taxes                       32.0          30.0
     Total current assets                  1,172.5       1,399.3

Property, plant and equipment              3,730.2       3,685.2
Less accumulated depreciation and
  amortization                            (1,011.2)       (954.4)
                                           2,719.0       2,730.8

Other assets                                 304.3         289.9
  Total assets                            $4,195.8      $4,420.0


   Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current portion of
    long-term debt                        $    7.1      $    3.2
  Accounts payable                           258.7         540.7
  Accrued liabilities                        282.5         328.9
  Taxes other than income taxes              205.3         191.3
  Income taxes payable                        24.7          32.1
      Total current liabilities              778.3       1,096.2


Long-term debt, less current portion       1,527.6       1,646.3
Other long-term liabilities                  306.4         349.6
Deferred income taxes                        109.0          87.0
Commitments and contingencies (Note 4)

Company obligated Preferred Stock
  of subsidiary                              200.0          -

Stockholders' equity:
Convertible Preferred Stock, par value
  $.01 per share:
  25,000,000 shares authorized,
  1,725,000 shares issued and out-
  standing at June 30, 1997 and
  December 31, 1996                            0.0           0.0
Common Stock, par value $.01 per share:
  250,000,000 shares authorized,
  74,830,095 and 74,710,000 shares
  issued and outstanding at June 30,
  1997 and December 31, 1996,
  respectively                                 0.7           0.7
Additional paid-in capital                 1,140.2       1,137.0
ESOP, treasury stock and other               (30.0)        (32.2)
Retained earnings                            224.5         193.7
Foreign currency translation adjustment      (60.9)        (58.3)
  Total stockholders' equity               1,274.5        1240.9
  Total liabilities and stockholders'
    equity                                $4,195.8      $4,420.0

The accompanying notes are an integral part of these consolidated financial statements.


                  ULTRAMAR DIAMOND SHAMROCK CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                              Three Months           Six Months
                             Ended June 30,         Ended June 30,
                             1997       1996        1997       1996
                              (in millions, except per share data)

Sales and other revenues
  (including excise taxes)   $2,414.4   $2,565.8    $4,964.6
$4,935.4

Operating costs and expenses
  Cost of products sold       1,485.8    1,666.8     3,135.5
3,154.3

  Operating expenses            192.2      213.0       402.4
432.2

  Selling, general and
    administrative expenses      69.7       71.6       141.7
142.5

  Taxes other than income
    taxes                       520.6      462.2     1,029.8
950.9

  Depreciation and amorti-
    zation                       45.5       44.6        89.7
86.3

    Total operating costs
      and expenses            2,313.8    2,458.2     4,799.1
4,766.2

Operating income                100.6      107.6       165.5
169.2

Interest income                   2.6        4.3         7.9
 8.1

Interest expense                (26.7)     (32.6)      (62.1)
(61.2)

Gain on sale of office
  building                            -          -      11.0
    -

Income before income taxes       76.5       79.3       122.3
116.1

Provision for income taxes       30.2       32.2        48.4
47.0

Net income                       46.3       47.1        73.9
69.1

Dividend requirements on
  preferred stock                 1.1        1.1         2.2
 2.2

Net income applicable to
  common shares              $   45.2   $   46.0    $  71.7    $
66.9

Net income per common share:
  Primary                    $   0.60   $    0.61    $  0.95    $
0.89


  Fully diluted              $   0.58   $    0.60    $  0.93    $
0.88

Weighted average number
  of common shares used
  in computation (in
  thousands):
    Primary                     75,793      75,352     75,677
75,107

    Fully diluted               79,253      78,674     79,151
78,511

Dividends per share:
  Common shares              $    .275  $     .275  $    .550  $
 .550

Cumulative convertible
  preferred stock            $    .625  $     .625  $   1.250  $
1.250


The accompanying notes are an integral part of these consolidated financial statements.

                  ULTRAMAR DIAMOND SHAMROCK CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                Six Months Ended
June 30,
                                                   1997
1996
                                                           (in
millions)

Cash Flows from Operating Activities
Net income                                     $  73.9          $
69.1
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
Depreciation and amortization                     89.7
86.3
(Gain) loss on sale of fixed assets              (14.5)
 1.0
Provision for deferred income taxes               42.8
26.7
Other, net                                         1.8
 2.0
Changes in operating assets and liabilities:

(Increase) decrease in accounts and notes
  receivable                                      53.3
(40.9)
Decrease in inventories                           69.5
110.9
(Increase) decrease in prepaid expenses and
  other current assets                            (6.6)
10.4
(Increase) decrease in other assets                5.7
(2.4)
Decrease in accounts payable and other
  current liabilities                           (334.4)
(52.4)
(Decrease) increase in other long-term
  liabilities                                    (42.9)
 0.1
Other, net                                       (10.1)
 2.5
Net cash provided by (used in) operating
  activities                                     (71.8)
213.3




Cash Flows from Investing Activities
Capital expenditures                            (115.7)
(140.1)
Acquisition of marketing operations               (9.9)
(14.0)
Deferred turnaround costs                        (10.4)
(9.0)
Expenditures for investments                      (7.8)
(2.9)
Proceeds from sales of property, plant
  and equipment                                   72.7
10.5
Net cash used in investing activities            (71.1)
(155.5)

Cash Flows from Financing Activities
Increase in long-term debt                        10.6
229.4
Repayment of long-term debt                     (126.6)
(107.6)
Issuance of company obligated Preferred
  Stock of subsidiary                            200.0
   -
Payment of dividends                             (43.6)
(34.8)
Other, net                                        (1.7)
 7.9
Net cash provided by financing activities         38.7
94.9

Effect of exchange rate changes on cash           (0.7)
 0.3

Net Increase (Decrease) in Cash and Cash
  Equivalents                                   (104.9)
153.0
Cash and Cash Equivalents at Beginning
  of Period                                      197.9
175.5

Cash and Cash Equivalents at End of Period     $  93.0          $
328.5

The accompanying notes are an integral part of these consolidated financial statements.


                  ULTRAMAR DIAMOND SHAMROCK CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Ultramar Diamond Shamrock Corporation (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December
31, 1997. The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast, which vary significantly during the year; or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.
For further information, see the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Prior period amounts have been reclassified to reflect the merger of Diamond Shamrock, Inc., with and into the Company effective December 3, 1996, in a transaction accounted for as a pooling of interests. Certain reclassifications of historical financial data have been made to conform the accounting policies of the two companies as further described in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2:  Inventories

Inventories consisted of the following:

                                             June 30,    December
31,
                                               1997          1996
                                                 (in millions)

Crude oil and other feedstocks               $ 323.9      $ 309.2
Refined and other finished products            168.0        264.7
Materials and supplies and convenience
  store items                                   70.8         59.4

                                             $ 562.7      $ 633.3

NOTE 3:  Gain on Sale of Assets

Earnings for the first six months of 1997 include a pre-tax gain of
$11.0
million, resulting from the sale of an office building in San
Antonio,
Texas which was originally purchased to serve as the Company's corporate headquarters.

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

There are various legal proceedings and claims pending against the Company that arise in the ordinary course of business. It is management's opinion, based upon advice of legal counsel, that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 5:  Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in
June 1996. This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively.
Earlier or retroactive application is not permitted.  In December
1996, the
FASB issued SFAS No. 127, "Deferral of the Effective Date of
Certain
Provisions of SFAS No. 125." SFAS No. 127 postpones the effective date for some, but not all, of the provisions of SFAS No. 125 to January 1, 1998.
The Company believes the adoption of these statements will not have a material impact on the financial position or results of operations of the
Company.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share
("EPS") for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting
Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement.
SFAS No. 128 is effective for financial statements for periods ending after
December 15, 1997, and early adoption is not permitted. The Company has not completed its calculations of EPS data under SFAS No. 128; however, management of the Company does not anticipate that the adoption of this pronouncement will have a material impact on the Company's earnings per share.

NOTE 6: Company Obligated Preferred Stock of Subsidiary

On June 25, 1997, UDS Capital I (the "Trust") issued $200.0 million of
8.32% Trust Originated Preferred Securities in an underwritten public offering and issued $6.2 million of Trust Common Securities to the Company.
Proceeds from the issuance of the Trust Originated Preferred Securities and of the Trust Common Securities were used to purchase $206.2 million of
8.32% Partnership Preferred Securities of UDS Funding I, L.P. (the "Partnership"), representing limited partner interests in the Partnership.
The Partnership also received $36.4 million from the Company, representing the general partner interest in the Partnership. The Trust and the Partnership are wholly-owned subsidiaries of the Company. The Partnership's assets include $240.2 million in debentures issued by the
Company and two of its subsidiaries as well as $2.4 million in debt securities of third parties, which were acquired with the proceeds from the issuance of the limited and general partnership interests. The debentures have a term of 20 years and bear interest at 8.32% per annum. The Company has guaranteed, on a subordinated basis, the payments due on the Trust
Originated Preferred Securities if and when declared by the Partnership.
The proceeds from the issuance of the Trust Originated Preferred Securities were used to reduce long-term debt.

NOTE 7:  Subsequent Events

On April 15, 1997, the Company entered into a definitive agreement to
acquire Total Petroleum (North America) Ltd. ("Total"), a Denver,
Colorado
based petroleum refining and marketing company.  The agreement provides for
the issuance of .322 shares of Common Stock for each outstanding share of
Total Common Stock.  The Company expects to issue approximately
13.0
million shares of Common Stock and will assume Total debt outstanding at closing (approximately $428.0 million at December 31, 1996). The transaction was approved by the Total shareholders on June 24, 1997. All other regulatory approvals have been obtained, except for Federal
Trade
Commission approval which the Company anticipates receiving to accommodate a closing by the end of the third quarter of 1997.

On August 6, 1997, the Board of Directors declared a quarterly dividend of
$.275 per common share payable on September 5, 1997 to holders of record on August 20, 1997. In addition, the Board of Directors declared a quarterly dividend of $.625 per share on the Company's 5% Cumulative
Convertible Preferred Stock payable on September 15, 1997, to holders of record on August 20, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

The Company's operating results are affected by Company-specific factors, primarily its refinery utilization rates and refinery maintenance turnarounds; seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast, both of which vary significantly during the year; and industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products and industry supply capacity. The effect of crude oil price changes on the Company's operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes. As a result, the Company's earnings have been volatile in the past and may be volatile in the future.

Three Months Ended June 30, 1997 Compared to Three Months Ended
June 30,
1996

Financial and operating data by geographic area for the three month periods ended June 30, 1997 and 1996 are as follows:

Financial Data:
                        Three Months Ended June 30,
                        1997                 1996
           Southwest  Northeast  Total     Southwest  Northeast
Total

(in

mil-

lions)

Sales and
  other
  revenues $1,716.3   $  698.1   $2,414.4  $1,850.0   $  715.8
$2,565.8
Cost of
  products
  sold      1,081.1      404.7    1,485.8   1,242.2      424.7
1,666.9
Operating
  expenses    163.7       28.5      192.2     184.0       29.0
213.0
Selling,
  general
  and ad-
  ministra-
  tive ex-
  penses       30.9       38.8       69.7      35.3       36.3
 71.6
Taxes other
  than
  income
  taxes       321.9      198.7      520.6     282.5      179.6
462.1
Depreci-
  ation and
  amortiza-
  tion         37.6        7.9       45.5      38.0        6.6
 44.6
Operating
  income   $   81.1   $   19.5      100.6  $   68.0   $   39.6
107.6
Interest
  expense,
  net                                24.1
 28.3
  Income
   before
   income
   taxes                             76.5
 79.3
  Provision
   for in-
   come
   taxes                             30.2
 32.2
Net income                       $   46.3                        $
47.1


                                                        Operating
Data:
                                                     Three Months
Ended
                                                           June 30
                                                     1997
1996
Southwest

McKee and Three Rivers Refineries
  Throughput (BPD)                                   236,382
240,230
  Margin (dollars per barrel)                          5.62
4.10

Wilmington Refinery
  Throughput (BPD)                                   122,776
112,198
  Margin (dollars per barrel)                          3.60
6.29

Retail Marketing
  Fuel volume (BPD)                                  108,664
105,919
  Fuel margin (cents per gallon)                      13.5
14.1
  Merchandise sales ($1,000/day)                       2,438
2,525
  Merchandise margin (%)                              29.9
30.8

Northeast

  Quebec Refinery
    Throughput (BPD)                                 106,400
147,400
    Margin (dollars per barrel)                        1.92
3.65

Retail Marketing
  Fuel volume (BPD)                                   60,200
54,000
  Overall margins (cents per gallon)(1)               27.8
25.2

(1) Retail marketing overall margins reported for the Northeast represent a blend of gross margin from company and dealer operated service stations, heating oil sales and the cardlock business segment.

General

Net income for the quarter ended June 30, 1997 totaled $46.3 million as compared to $47.1 million for the quarter ended June 30, 1996. In the
Southwest, the Company had operating income of $81.2 million for the second quarter of 1997, as compared to $68.0 million for the second quarter of
1996. The increase in operating profit was primarily due to increased refining margins at the McKee and Three Rivers refineries and increased throughput at the Wilmington refinery. These increases were somewhat offset by a decrease in refining margins at the Wilmington refinery. In the Northeast, operating income of $19.5 million was $20.1 million lower than that of the second quarter of 1996, as a result of higher crude oil costs, lower import parity prices and a scheduled refinery turnaround.
Northeast retail marketing volumes increased by 6,200 barrels per day in the second quarter of 1997, and the overall retail marketing margin improved by 2.6 cents per gallon compared to the second quarter of 1996.

Southwest Operations

Sales and other revenues in the Southwest in the second quarter of
1997
totaled $1.7 billion and were 7.2% lower than for the second quarter of
1996, primarily due to a 9.2% decrease in refined product sales volumes and a 3.4% decrease in merchandise sales, partially offset by a 2.6% increase in retail fuel volumes as compared to the second quarter of 1996.

The refining margin for the McKee and Three Rivers refineries of $5.62 per barrel in the second quarter of 1997 increased by 37.1% as compared to
$4.10 per barrel in the second quarter of 1996, reflecting declining crude oil costs during the second quarter of 1997. The refining margin for the
Wilmington refinery decreased by 42.8% to $3.60 per barrel in the second quarter of 1997 due to 15.8% decrease in refined product sales prices compared to the second quarter of 1996. Throughput at the Wilmington refinery during the second quarter of 1997 increased by 9.4% over the same period in 1996 to 122,776 barrels per day, principally due to the processing of additional feedstocks through the refinery's gas oil hydrotreater which came on stream in the second quarter of 1996. Retail marketing fuel volume increased by 2.6% to 108,664 barrels per day, principally as a result of the successful rebranding of the National
Convenience Stores, which were acquired in December 1995. Retail fuel margins decreased by 4.3% to 13.5 cents per gallon at the end of the first half of 1997, primarily in the mid-continent area due to intense competitive pressures. This decrease was partially offset by increased retail margins in California.

Merchandise sales at the Company's convenience stores averaged $2.4 million per day during the second quarter of 1997 as compared to $2.5 million per day during the corresponding quarter of 1996. This decrease was primarily result of disposing of a number of stations during recent months. Merchandise margins for the second quarter of 1997 were down slightly to
29.9% compared to 30.8% for the second quarter of 1996, reflecting competitive pressures on the pricing of beer, soda and tobacco products.

The petrochemicals and natural gas liquids businesses also contributed to operating income in the second quarter of 1997 with continued strong demand for Nitromite fertilizer and propylene.

Selling, general and administrative expenses of $30.9 million were
$4.4
million lower than in the second quarter of 1996, reflecting cost reductions and synergies resulting from the acquisition of National Convenience Stores in December 1995 and the Ultramar-Diamond
Shamrock
merger in December 1996.

Northeast Operations

Sales and other revenues in the Northeast in the second quarter of
1997
totaled $698.1 million and were $17.7 million, or 2.5%, lower than in the corresponding quarter of 1996, reflecting a 39 day scheduled turnaround late in the second quarter of 1997 at the Quebec refinery. This decrease was partially offset by higher retail volumes, mainly associated with home heating oil expansion into New England which commenced in mid-1996.

Refining margins decreased by 47.4% to $1.92 per barrel in the second quarter of 1997 as compared to $3.65 per barrel in the second quarter of
1996, due to high crude oil costs, low import parity prices and a scheduled refinery turnaround late in the second quarter of 1997. Throughput at the
Quebec Refinery averaged 106,400 BPD or 27.8% lower than in the second quarter of 1996, reflecting the refinery turnaround. Overall retail margins increased 2.6 cents per gallon, or 10.3%, to 27.8 cents per gallon in the second quarter of 1997 as compared to the corresponding quarter of
1996, reflecting more stable market conditions as a result of the Company's
"value plus" pricing program initiated in the second half of 1996 and the
Home Heat and Cardlock segments' ability to maintain prices as costs declined. Retail marketing volumes increased 11.5% as compared with the second quarter of 1996, to 60,200 barrels per day, as a result of the
Company's expanding home heating oil operations and the implementation of the "value plus" pricing program.

Selling, general and administrative expenses of $38.8 million were
$2.5
million higher than in the second quarter of 1996, principally due to the previously mentioned acquisition of home heating oil and distribution operations in the northeast United States.

Combined Interest and Income Taxes

Net interest expense of $24.1 million in the second quarter of 1997 was
$4.2 million lower than in the corresponding quarter of 1996.

The consolidated income tax provisions for the second quarter of 1997 and
1996 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1997 and 1996 of 39.4% and 40.6%, respectively. The consolidated effective income tax rates exceed the U.S.
Federal statutory income tax rate primarily due to state income taxes and the effects of foreign operations.

Six Months Ended June 30, 1997 Compared to Six Months Ended June
30, 1996

Financial and operating data by geographic area for the six month periods ended June 30, 1997 and 1996 are as follows:

Financial Data:
                           Six Months Ended June 30,
                     1997                            1996
           Southwest  Northeast  Total     Southwest  Northeast
Total

(in

mil-

lions)

Sales and
 other
 revenues  $3,448.4   $1,516.2   $4,964.6  $3,481.5   $1,453.9
$4,935.4
Cost of
 products
 sold       2,226.5      909.0    3,135.5   2,273.4      880.9
3,154.3
Operating
 expenses     341.1       61.3      402.4     371.3       60.9
432.2
Selling,
 general
 and ad-
 ministra-
 tive ex-
 penses        60.6       81.1      141.7      67.5       75.0
142.5
Taxes
 other
 than
 income
 taxes        641.7      388.1    1,029.8     603.7      347.2
950.9
Depreci-
 ation
 and amor-
 tization      74.5       15.2       89.7      73.4       12.9
 86.3
Operating
 income    $  104.0   $   61.5      165.5  $   92.2   $   77.0
169.2
Interest
 expense,
 net                                 54.2
 53.1
Gain on
 sale of
 office
 building                            11.0
   -
Income be-
 fore in-
 come
 taxes                              122.4
116.1
Provision
 for in-
 come
 taxes                               48.4
 47.0
Net income                       $   73.9                        $
69.1

                                                  Operating Data:
                                                 Six Months Ended
                                                     June 30,
                                                1997         1996

Southwest

McKee and Three Rivers Refineries
  Throughput (BPD)                              229,600
232,600
  Margin (dollars per barrel)                     5.23         4.22

Wilmington Refinery
  Throughput (BPD)                              113,908
97,889
  Margin (dollars per barrel)                     4.25         5.11

Retail Marketing
  Fuel volume (BPD)                             104,969
103,846
  Fuel margin (cents per gallon)                 11.4         12.7
  Merchandise sales ($1,000/day)                  2,904
2,745
  Merchandise margin (%)                         30.0         30.5

Northeast

Quebec Refinery
  Throughput (BPD)                              127,400
145,900
  Margin (dollars per barrel)                     2.24         3.76

Retail Marketing
  Fuel volume (BPD)                              65,400
58,800
  Overall margins (cents per gallon)(1)          28.5         24.6

(1) Retail marketing overall margins reported for the Northeast represent a blend of gross margin from company and dealer operated service stations, heating oil sales and the cardlock business segment.

General

Net income for the six months ended June 30, 1997 totaled $73.9 million as compared to $69.1 million for the six months ended June 30, 1996. In the
Southwest, the Company had operating income of $104.1 million for the first six months of 1997, as compared to $92.2 million for the first six months of 1996. The historically low refining margins on the West Coast were offset by increased throughput at the Wilmington refinery and increased refining margins at the McKee and Three Rivers refineries. In the Northeast, operating income of $61.5 million was $15.5 million lower than that of the first six months of 1996, resulting from higher crude oil costs, lower import parity prices and a scheduled refinery turnaround late in the second quarter of 1997. Northeast retail marketing volumes increased by 6,600 barrels per day in the first six months of 1997, and the overall retail marketing margin improved by 3.9 cents per gallon compared to the first six months of 1996.

Southwest Operations

Sales and other revenues in the Southwest in the first six months of 1997 totaled $3.4 billion and were 1.0% lower than for the first six months of
1996, primarily due to a 6.3% decrease in merchandise sales, partially offset by a 3.9% increase in refinery throughput.

The combined refining margin for the McKee and Three Rivers refineries of
$5.23 per barrel in the first six months of 1997 increased by 23.9% as compared to $4.22 per barrel in the first six months of 1996, reflecting strong margin improvement late in the second quarter of 1997, as a result of declining crude oil costs. The refining margin for the Wilmington refinery decreased by 16.8% to $4.25 per barrel in the first six months of
1997. Throughput at the Wilmington refinery during the first six months of 1997 increased by 16.4% over the same period in 1996 to 113,908 barrels per day, principally due to the processing of additional feedstocks through the refinery's gas oil hydrotreater which came on stream in the second quarter of 1996. Retail marketing fuel volume increased by 1.1%, to
104,969 barrels per day, principally as a result of a slight increase in demand. Retail fuel margins decreased by 10.2% to 11.4 cents per gallon in the first six months of 1997, primarily in the mid-continent area due to intense competitive pressures. This decrease was partially offset by improved retail margins in the West Coast in the second quarter of 1997.

Merchandise sales at the Company's convenience stores averaged $2.3 million per day during the first six months of 1997 as compared to $2.4 million per day during the corresponding six months of 1996, as a result of disposing of a number of stations during recent months. Merchandise margins for the first six months of 1997 decreased slightly to 30.0% compared to 30.5% in the first six months of 1996.

Selling, general and administrative expenses of $60.6 million were
$6.9
million lower than in the first six months of 1996, reflecting cost reductions and synergies resulting from the acquisition of National Convenience Stores in December 1995 and the Ultramar-Diamond
Shamrock
merger in December 1996.

The petrochemical and natural gas liquids businesses also contributed to operating income in the first six months of 1997 with continued strong demand for Nitromite fertilizer and propylene.

Northeast Operations

Sales and other revenues in the Northeast in the first six months of 1997 totaled $1.5 billion and were $62.3 million, or 4.3%, higher than in the corresponding six months of 1996 as average product prices increased by
17.4%. Higher volume in retail activities, mainly associated with expansion into New England which occurred in mid-1996, was principally responsible for the improvement in revenue. This increase was partially offset by reduced throughput at the Quebec refinery, reflecting a 39 day scheduled turnaround late in the second quarter of 1997.

Refining margins decreased 40.4% to $2.24 barrel in the first six months of 1997 as compared to $3.76 per barrel in the first six months of 1996, due to high crude oil costs, low import parity prices and a scheduled turnaround late in the second quarter of 1997. Throughput at the Quebec
Refinery averaged 127,400 BPD or 12.7% lower than in the first six months of 1996, as throughput was adversely affected in the first six months of
1997 due to the previously mentioned refinery turnaround. Overall retail margins increased 3.9 cents per gallon, or 15.9%, to 28.5 cents per gallon in the first six months of 1997 as compared to the corresponding six months of 1996, reflecting more stable market conditions as a result of the
Company's "value plus" pricing program initiated in the second half of 1996 and the Home Heat and Cardlock segments' ability to maintain prices as costs declined. Retail marketing volumes increased 11.2% as compared with the first six months of 1996, to 65,400 barrels per day, as a result of the
Company's expanding home heating oil operations and the implementation of the "value plus" pricing program.

Selling, general and administrative expenses of $81.1 million were
$6.1
million higher than in the first six months of 1996 principally due to the previously mentioned acquisition of home heating oil and distribution operations in the northeast United States.

Combined Interest and Income Taxes

Net interest expense of $54.2 million in the first six months of 1997 was
$1.1 million higher than in the corresponding six months of 1996.

The consolidated income tax provisions for the first six months of 1997 and
1996 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1997 and 1996 of 39.5% and 40.5%, respectively. The consolidated effective income tax rates exceeded the
U.S. Federal statutory income tax rate primarily due to state income taxes and the effects of foreign operations.

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

In general, industry gasoline inventories are lower than they were a year ago. This should bode well for better margins, as the industry completes the summer driving season. In addition, backwardation has moderated in the crude oil market, and crude oil prices have been declining and are relatively stable at present.

California refining margins have been improving early in third quarter;
however, retail margins have declined significantly. Texas refining margins have also improved early in the third quarter and southwest retail margins which includes California, have improved slightly early in the third quarter of 1997 from a very weak first half but are still lower than recent historical levels.

In eastern Canada, refining spreads have improved early in the second quarter while retail margins have weakened slightly in recent weeks.

Certain Forward Looking Statements

This quarterly report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation
Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the
Company's management.  When used in this report, the words
"anticipate,"
"believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or
Company management, are intended to identify forward-looking statements.
Such statements reflect the current general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and
Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.
The Company does not intend to update these forward-looking statements.

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

During the first six months of 1997, capital expenditures and acquisition of marketing operations totaled $156.2 million, of which $92.0 million related to growth opportunity expenditures. Growth opportunity spending included $20.1 million for the benzene, toluene and xylene ("BTX") extraction unit at the Three Rivers refinery, which started up in May 1997. Other growth opportunity spending, during the first six months of 1997 included $16.0 million to increase conversion capability at the Quebec refinery and $4.5 million to increase pipeline and terminal capacity in Denver, El Paso and Albuquerque.

In conjunction with its plans to expand and upgrade its retail marketing operations, the Company also spent $31.9 million related to retail marketing growth projects, including the acquisition of two retail home heating operations in the northeast United States and the completion of sixteen new stores in Arizona, California and Colorado.

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

Liquidity and Capital Resources

At June 30, 1997, the Company had cash and cash equivalents of $93.0 million. The Company currently has committed, unsecured bank facilities which provide a maximum of $700.0 million and Cdn. $200.0 million of available credit, and a $700.0 million commercial paper program supported by the unsecured, committed U.S. dollar bank facility. The Company's bank facilities require the maintenance of certain financial ratios and contain covenants with which the Company must comply. The Company believes these covenants will not have a significant impact on the Company's liquidity or its ability to pay dividends. At June 30, 1997, the Company had approximately $376.4 million remaining borrowing capacity under its committed bank facilities and commercial paper program. In addition to its committed bank facilities, on June 30, 1997, the Company had approximately $435.9 million of borrowing capacity under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $700.0 million available under shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the existing shelf registration would add to the Company's working capital and could be available for general corporate purposes.

The Company also has $75.1 million available pursuant to lease agreements aggregating $290.0 million, under which the lessors will construct or acquire and lease to the Company primarily retail marketing sites.

The Company believes its current sources of funds will be sufficient to satisfy its capital expenditure, working capital, debt service and dividend requirements for at least the next twelve months.

On August 6, 1997, the Board of Directors declared a quarterly dividend of $.275 per common share payable on September 5, 1997, to holders of record on August 20, 1997. In addition, the Board of Directors declared a quarterly dividend of $.625 per share on the Company's 5% Cumulative Convertible Preferred Stock payable on September 15, 1997, to holders of record on August 20, 1997.

Cash Flows for the Six Months Ended June 30, 1997

During the six months ended June 30, 1997, the Company's cash position decreased $104.9 million to $93.0 million. Net cash provided by operating activities, before changes in non-cash operating assets and liabilities, was $208.2 million. Net cash used in operating activities (after changes in non-cash operating assets and liabilities) totaled $71.8 million.

Net cash used in investing activities during the six month period ended June 30, 1997 totaled $71.1 million, representing scheduled capital expenditures, the acquisition of a marketing operation in the Northeast and expenditures for investments, net of the proceeds from asset disposals.

Net cash provided by financing activities during the six-month period ended June 30, 1997, totaled $38.7 million, primarily due to the issuance of preferred securities of a subsidiary of $200.0 million. This was partially offset by the repayment of borrowings under the Company's commercial paper program of $126.6 million, and the payment of dividends of $43.6 million.

Recent Developments

On April 15, 1997, the Company entered into a definitive agreement to acquire Total Petroleum (North America) Ltd. ("Total"), a Denver, Colorado based petroleum refining and marketing company. The agreement provides for the issuance of .322 shares of Common Stock for each outstanding share of Total Common Stock. The Company expects to issue approximately 13.0 million shares of Common Stock and will assume Total debt outstanding at closing (approximately $428.0 million at December 31, 1996). The transaction was approved by the Total shareholders on June 24, 1997.All other regulatory approvals have been obtained, except for Federal Trade Commission approval which the Company anticipates receiving to accommodate a closing by the end of the third quarter of 1997. Total has approximately 6,000 employees and operates refineries in Ardmore, Oklahoma; Alma, Michigan and Denver, Colorado. The three refineries have a combined capacity of approximately 150,000 barrels of crude oil per day. Total distributes gasoline and merchandise through approximately 2,100 branded outlets, of which approximately 560 are company-operated.

Seasonality

In the Northeast, demand for petroleum products varies significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for heating oils during the winter months results in the Company's Northeast operations having significantly higher accounts receivable and inventory levels during the first and last quarters of each year. The Company's Southwest operations are less affected by seasonal fluctuations in demand than its operations in the Northeast. The working capital requirements of the Southwest operations though substantial show little fluctuation throughout the year.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at June 30, 1997, by $60.9 million. Although the Company expects the exchange rate to fluctuate during 1997, it cannot reasonably predict its future movement.

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

The Company has considered various strategies to manage currency risk, and it hedges the Canadian currency risk when such hedging is considered economically appropriate.

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders
     The Company's 1997 Annual Meeting of Stockholders was held on May 6, 1997, in Irving, Texas. At that meeting, the Company's stockholders elected four directors to serve three year terms expiring in 2000, approved the Company's Non-Employee Director Equity Plan, and ratified the appointment of Arthur Andersen LLP to serve as independent accountants for the Company and its subsidiaries for 1997.

     The number of votes cast for, against, or withheld, and the number of abstentions as to each matter, is set forth below:

                        Election of Directors
Name                          Total Votes For      Total Votes Withheld
Byron Allumbaugh                   63,811,146        239,827
E. Glenn Biggs                     63,815,990        234,803
Katherine D. Ortega                63,802,129        248,844
Madeleine Saint-Jacques            63,809,618        241,355

Messrs. Bradford, Christie, Clark, Gaulin, Hemminghaus, Herman, Marbut, and Schaefer continued to serve as directors of the Company after the 1997 Annual Meeting.

        Approval of the Company's Non-Employee Director Equity Plan

        For                     Against                     Abstain
     59,713,360                 4,055,771                   281,842

       Ratification of Arthur Andersen LLP as independent accountants

        For                     Against                     Abstain
     63,715,756                   195,381                   139,836

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1   $700,000,000 Credit Agreement dated July 28, 1997
        10.2 Trust Indenture for Subordinated Debt Securities dated June 25, 1997 (filed as Exhibit 4.3 to the Company's Report on Form 8-K dated June 20, 1997, and incor-porated herein by reference)

        11.0   Computation of Earnings Per Share
        27.1   Financial Data Schedule

(b)     Reports on Form 8-K
   Current Report on Form 8-K dated June 20, 1997 (File No. 11154) relating to the issuance of Trust Preferred Securities by UDS Capital I

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAMAR DIAMOND SHAMROCK CORPORATION
(REGISTRANT)



By:

     H. PETE SMITH
     EXECUTIVE VICE PRESIDENT
     AND CHIEF FINANCIAL OFFICER
     August 14, 1997