Form 10-Q
period 1997-09-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1997-11-14
CIK 887207

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


                      Commission File Number 1-11154


                   ULTRAMAR DIAMOND SHAMROCK CORPORATION
           (Exact name of registrant as specified in its charter)


       Delaware                                         13-3663331
(State or other jurisdiction of                     (I.R.S. Employer)
incorporation or organization)                     Identification No.)


   6000 N. Loop 1604 W                                78249-1112
(Address of principal executive offices)              (Zip Code)


  Registrant's telephone number, including area code: (210) 592-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X     No ____

Common Stock, $.01 Par Value -- 87,628,023 shares outstanding as of October 31, 1997

                   ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                FORM 10-Q
                           September 30, 1997

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                     PAGE

     Item 1.  Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets as of September 30, 1997
          and December 31, 1996 ...............................     3

          Consolidated Statements of Income for the Three and
          Nine Months Ended September 30, 1997 and 1996 .......     4

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1997 and 1996 ............     5

          Notes to Consolidated Financial Statements...........     6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............    10

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.................................    21

     Item 2. Changes in Securities and Use of Proceeds.........    21

     Item 6. Exhibits and Reports on Form 8-K..................    22

SIGNATURE......................................................    23

PART I.     FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                   ULTRAMAR DIAMOND SHAMROCK CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                           September 30,   December 31,
                                               1997            1996
                                            (Unaudited)
                                                  (in millions)
                  Assets
Current assets:
  Cash and cash equivalents                    $   112.8     $   197.9
  Accounts and notes receivable, net               706.1         503.1
  Inventories                                      690.2         633.3
  Prepaid expenses and other current assets         61.0          35.0
  Deferred income taxes                             53.3          30.0
    Total current assets                         1,623.4       1,399.3

Property, plant and equipment                    4,605.4       3,685.2
Less accumulated depreciation and
   amortization                                 (1,048.8)       (954.4)
                                                 3,556.6       2,730.8
Other assets, net                                  436.7         289.9

  Total assets                                 $ 5,616.7      $4,420.0

         Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable and current portion of
    long-term debt                             $     6.5      $    3.2
  Accounts payable                                 609.3         540.7
  Accrued liabilities                              354.5         328.9
  Taxes other than income taxes                    241.5         191.3
  Income taxes payable                              19.9          32.1
    Total current liabilities                    1,231.7       1,096.2

Long-term debt, less current portion             1,920.6       1,646.3
Other long-term liabilities                        425.0         349.6
Deferred income taxes                              136.2          87.0
Commitments and contingencies

Company obligated Preferred Stock of subsidiary    200.0            -

Stockholders' equity:
  Convertible Preferred Stock, par value $.01
    per share:
  25,000,000 shares authorized, 1,724,000 and
    1,725,000 shares issued and outstanding at
    September 30, 1997 and December 31, 1996         0.0           0.0
  Common Stock, par value $.01 per share:
    250,000,000 shares authorized, 87,626,000
      and 74,710,000 shares issued and
      outstanding at September 30, 1997 and
      December 31, 1996                              0.9           0.7
   Additional paid-in capital                    1,533.9       1,137.0
   ESOP, treasury stock and other                  (30.3)        (32.2)
   Retained earnings                               259.6         193.7
   Foreign currency translation adjustment         (60.9)        (58.3)
     Total stockholders' equity                  1,703.2       1,240.9

     Total liabilities and stockholders'
       equity                                  $ 5,616.7      $4,420.0

The accompanying notes are an integral part of these consolidated financial statements.

                    ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                              Three Months Ended     Nine Months Ended
                                September 30,          September 30,
                             1997         1996       1997       1996
                                (in millions, except per share data)

Sales and other revenues
 (including excise taxes)   $2,613.2    $2,552.8   $7,577.8   $7,488.2

Operating costs and expenses
  Cost of products sold      1,617.2     1,541.0    4,752.7    4,695.3
  Operating expenses           201.7       233.0      604.1      665.2
  Selling, general
    and administrative
      expenses                  75.0        74.6      216.7      217.1
  Taxes other than income
    taxes                      547.2       609.4    1,577.0    1,560.3
  Depreciation and amorti-
    zation                      46.2        44.5      135.9      130.8
    Total operating costs
      and expenses           2,487.3     2,502.5    7,286.4    7,268.7

Operating income               125.9        50.3      291.4      219.5
  Interest income                2.3         4.8       10.2       12.9
  Interest expense             (30.3)      (33.4)     (92.4)     (94.6)
  Gain on sale of office
    building                      -           -        11.0         -

Income before income taxes      97.9        21.7      220.2      137.8
  Provision for income taxes    38.6         7.8       87.0       54.8
  Dividends on preferred
    stock of subsidiary          2.7          -         2.7        -
Net income                      56.6        13.9      130.5      83.0
  Dividends on convertible
    preferred stock              1.1         1.0        3.3       3.2

Net income applicable to
  common shares             $   55.5    $   12.9   $  127.2   $  79.8

Net income per common share:
  Primary                   $    0.72   $    0.17  $    1.67  $   1.06
  Fully diluted             $    0.71   $    0.17  $    1.64  $   1.06

Weighted average number of
common shares used in com-
putation (in thousands):
  Primary                      76,845      75,089    76,070      75,102
  Fully diluted                80,164      78,611    79,493      78,545

Dividends per share:
  Common shares             $    0.275  $    0.275 $    0.825 $   0.825
  Cumulative convertible
    preferred stock         $    0.625  $    0.625 $    1.875 $   1.875

The accompanying notes are an integral part of these consolidated financial statements.

                    ULTRAMAR DIAMOND SHAMROCK CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                     Nine Months Ended September 30,
                                          1997                  1996
                                             (in millions)


Cash Flows from Operating Activities:
Net income                                $ 130.5             $  83.0
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization             135.9               130.9
  Gain on sale of fixed assets              (14.5)               (1.0)
  Provision for deferred income taxes        80.7                34.8
  Other, net                                  4.1                 3.0
  Changes in operating assets and
   liabilities, net of acquisition:
    Decrease (increase) in accounts and
      notes receivable                        7.9               (40.9)
    Decrease in inventories                 103.3                77.7
    Decrease in prepaid expenses and
     other current assets                     5.9                24.9
    Increase in other assets                (19.4)               (1.2)
    Decrease in accounts payable and
     other current liabilities             (259.2)             (109.1)
    Decrease in other long-term
     liabilities                            (56.4)              (16.6)
    Other, net                              (35.8)               10.1
      Net cash provided by operating
       activities                            83.0               195.6

Cash Flows from Investing Activities:
Capital expenditures                       (149.8)             (216.4)
Acquisition of Total, net of cash
 acquired                                  (402.4)                 -
Acquisition of marketing operations         (20.3)              (14.0)
Deferred turnaround costs                   (15.5)              (10.4)
Expenditures for investments                (10.1)               (4.3)
Proceeds from sales of property, plant
 and equipment                               77.0                27.4
  Net cash used in investing activities    (521.1)             (217.7)

Cash Flows from Financing Activities:
Net change in commercial paper and
 other borrowings                           194.6              (168.2)
Increase in long-term debt                   15.3               294.0
Issuance of company obligated preferred
 stock of subsidiary                        200.0                  -
Payment of dividends                        (64.9)              (52.2)
Other, net                                    6.7                11.0
 Net cash provided by financing
  activities                                351.7                84.6

Effect of exchange rate changes on cash       1.3                 0.4

Net (Decrease) Increase in Cash and
 Cash Equivalents                           (85.1)               62.9
Cash and Cash Equivalents at Beginning
  of Period                                 197.9               175.5

Cash and Cash Equivalents at End of
 Period                                   $ 112.8             $ 238.4

The accompanying notes are an integral part of these consolidated financial statements.

                  ULTRAMAR DIAMOND SHAMROCK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997
                                (Unaudited)


NOTE 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Ultramar Diamond Shamrock Corporation (the "Company"), in accordance with generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Prior period amounts have been reclassified to reflect the merger of Diamond Shamrock, Inc., with and into the Company effective December 3, 1996, in a transaction accounted for as a pooling-of-interests. Certain reclassifications of historical financial data have been made to conform the accounting policies of the two companies as further described in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast, which vary significantly during the year; or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

NOTE 2:  Inventories

Inventories consisted of the following:

                                         September 30,   December 31,
                                             1997             1996
                                                 (in millions)

Crude oil and other feedstocks             $ 217.3           $ 309.2
Refined and other finished products          411.2             264.7
Materials, supplies and convenience
  store items                                 61.7              59.4

                                           $ 690.2           $ 633.3

NOTE 3:  Gain on Sale of Office Building

Earnings for the first nine months of 1997 include a pre-tax gain of $11.0 million, resulting from the sale of an office building in San Antonio, Texas which was originally purchased to serve as the Company's corporate headquarters.

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

NOTE 5:  Accounting Pronouncement

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the statement of income. SFAS No. 128 is effective for periods ending after December 15, 1997, and early adoption is not permitted. The Company has not completed its calculations of EPS data under SFAS No. 128; however, management of the Company does not anticipate that the adoption of SFAS No. 128 will have a material impact on the Company's earnings per share.

NOTE 6: Company Obligated Preferred Stock of Subsidiary

On June 25, 1997, UDS Capital I (the "Trust") issued $200.0 million of 8.32% Trust Originated Preferred Securities in an underwritten public offering. The Company has guaranteed, on a subordinated basis, the dividend payments due on the Trust Originated Preferred Securities if and when declared. The proceeds from the issuance of the Trust Originated Preferred Securities were used to reduce long-term debt.

NOTE 7:  Acquisition of Total Petroleum (North America) Ltd.

On September 25, 1997, the Company completed its acquisition of Total Petroleum (North America) Ltd. ("Total"). The purchase price included the issuance of 12,672,213 shares of Company common stock, valued at $30.875 per share, and the assumption of approximately $445.2 million of debt. To finance the immediate pay-off of the debt assumed from Total, the Company obtained a $150.0 million bridge loan from a group of banks, borrowed funds under uncommitted bank credit lines and issued commercial paper. The $150.0 million bridge loan had an interest rate equal to 5.92% and was refinanced on October 14, 1997 (see Note 8).

The acquisition has been accounted for using the purchase accounting method. The purchase price has been allocated based on a preliminary estimate of the fair values of the individual assets and liabilities at the date of acquisition. The excess of purchase price over the preliminary estimate of the fair value of the net assets acquired was approximately $88.0 million and is being amortized as goodwill on a straight-line basis over 25 years. A summary of the preliminary estimate of the purchase price allocation is as follows (in millions):


Working capital                                       $    39.2
Property, plant and equipment                             835.3
Excess of cost over fair value of net assets of
   purchased business                                      88.0
Other, net                                               (126.0)
Total purchase price                                      836.5
  Less: Company common stock issued                      (391.3)
Debt assumed                                          $   445.2

The following unaudited pro forma information presents summary consolidated statements of income of the Company and Total as if the acquisition had occurred as of January 1, 1997 and 1996. The proforma amounts include certain adjustments such as amortization of goodwill, additional operating costs to account for refinery maintenance turnaround costs under the deferral method versus accrual method, and certain other adjustments, together with related income tax effects.

                                         Nine Months     Nine Months
                                            Ended           Ended
                                        September 30,    September 30,
                                             1997            1996
                                    (in millions, except per share data)

Sales and other revenues                  $9,877.1         $9,986.7
Net income                                   137.5             87.3
Net income applicable to common shares       134.2             84.1
Net income per common share:
   Primary                                     1.51             0.96
   Fully diluted                               1.49             0.96


These pro forma results have been prepared for comparative purposes only. They do not include the cost reductions or operating synergies expected to result from the acquisition and therefore are not indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they indicative of future operating results.

NOTE 8:  Subsequent Events

On October 14, 1997, the Company completed a public offering of $400.0 million of senior notes (the "Notes") to refinance most of the debt incurred to finance the acquisition of Total. The Notes were issued in three separate series. The 7.20% Notes due October 15, 2017 (the "2017 Notes") totaling $200.0 million, the 6.75% Notes due October 15, 2037 (the "2037 Notes") totaling $100.0 million, and the 7.45% Notes due October 15, 2097 (the "2097 Notes") totaling $100.0 million. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

On November 5, 1997, the Board of Directors declared a quarterly dividend of $.275 per common share payable on December 5, 1997 to holders of record on November 20, 1997. In addition, the Board of Directors declared a quarterly dividend of $.625 per share on the Company's 5% Cumulative Convertible Preferred Stock payable on December 15, 1997, to holders of record on November 20, 1997.

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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Financial and operating data by geographic area for the three month periods ended September 30, 1997 and 1996 are as follows:

Financial Data:

                            Three Months Ended September 30,
                          1997                        1996
                Southwest  Northeast  Total     Southwest  Northeast  Total
                                      (in millions)
Sales and
 other
 revenues       $1,873.0   $  740.2   $2,613.2  $1,827.3   $  725.5   $2,552.8
Cost of pro-
 ducts sold      1,191.6      425.6    1,617.2   1,143.0      398.0    1,541.0
Operating ex-
 penses            173.9       27.8      201.7     202.9       30.1      233.0
Selling,
 general and
 administra-
 tive expenses      32.4       42.6       75.0      24.9       47.3       72.2
Taxes other
 than income
 taxes             338.6      208.6      547.2     347.1      262.3      609.4
Depreciation
 and amortiza-
 tion               37.7        8.5       46.2      38.0        6.5       44.5
Operating in-
  come (loss)   $   98.8   $   27.1       125.9 $   71.4   $  (18.7)      52.7
Merger and in-
  tegration
  costs                                      -                            (2.4)
Interest in-
  come                                      2.3                            4.8
Interest expense                          (30.3)                         (33.4)
Income before
  income taxes                             97.9                           21.7
Provision for
  income taxes                            (38.6)                          (7.8)
Dividend on
  subsidiary
  stock                                    (2.7)                            -
Net income                            $    56.6                       $   13.9

Operating Data:
                                                 Three Months Ended
                                                    September 30,

                                                 1997         1996
Southwest

McKee and Three Rivers Refineries
  Throughput (BPD)                               244,955      235,546
  Margin (dollars per barrel)                     $5.50        $4.04

Wilmington Refinery
  Throughput (BPD)                               122,470      109,369
  Margin (dollars per barrel)                     $5.93        $5.20

Retail Marketing
  Fuel volume (BPD)                              112,821      108,119
  Fuel margin (cents per gallon)                  11.8         14.8
  Merchandise sales ($1,000/day)                  2,565       2,562
  Merchandise margin (%)                          29.6         31.3

Northeast

Quebec Refinery
  Throughput (BPD)                               148,300      126,800
  Margin (dollars per barrel)                     $2.49        $1.53

Retail Marketing
  Fuel volume (BPD)                               58,300       59,600
  Overall margins (cents per gallon)(1)            26.0         17.4

(1) Retail marketing overall margins reported for the Northeast represent a blend of gross margin from Company and dealer operated service stations, heating oil sales and the cardlock business segment.

General

Net income for the quarter ended September 30, 1997 totaled $56.6 million as compared to $13.9 million for the quarter ended September 30, 1996. In the Southwest, the Company had operating income of $98.8 million for the third quarter of 1997, as compared to $71.4 million for the third quarter of 1996. The increase in operating profit was primarily due to increased refining margins at the McKee and Three Rivers refineries, increased throughput at the Wilmington refinery, and a decrease of $29.0 million in operating expenses due primarily to efficiencies gained from the Ultramar - Diamond Shamrock merger in December 1996. These increases were somewhat offset by a decrease in the average retail marketing fuel margin of 3 cents per gallon. In the Northeast, operating income was $27.1 million for the third quarter of 1997 as compared to an operating loss of ($18.7) in the third quarter of 1996, as a result of improved refining margins and higher throughput at the Quebec refinery, and a 7.6% decrease in operating expenses due to efficiencies gained from the merger in 1996. The average Northeast retail marketing margin of 26.0 cents per gallon in the third quarter of 1997 improved by 8.6 cents per gallon compared to the third quarter of 1996.

Southwest Operations

Sales and other revenues in the Southwest in the third quarter of 1997 totaled $1.9 billion and were 2.5% higher than for the third quarter of 1996 primarily due to a 4.3% increase in retail marketing fuel volumes.

The refining margin for the McKee and Three Rivers refineries of $5.50 per barrel in the third quarter of 1997 increased by 36.1% as compared to $4.04 per barrel in the third quarter of 1996, reflecting declining crude oil costs and increased demand during the third quarter of 1997. The refining margin for the Wilmington refinery increased by 14.0% to $5.93 per barrel in the third quarter of 1997 due to a 15.8% increase in refined product sales prices compared to the third quarter of 1996. Throughput at the Wilmington refinery during the third quarter of 1997 increased by 12.0% over the same period in 1996 to 122,470 barrels per day, principally due to the processing of additional feedstocks through the refinery's gas oil hydrotreater which came on stream in the second quarter of 1996. Retail marketing fuel volume increased by 4.3% to 112,821 barrels per day, principally as a result of the successful rebranding of the National Convenience Stores, which were acquired in December 1995. Retail fuel margins decreased by 20.3% to 11.8 cents per gallon for the third quarter of 1997, due primarily to a very competitive pricing environment at the station level in the California and Texas markets.

Merchandise sales at the Company's convenience stores remained steady at an average of $2.6 million per day during the third quarters of 1997 and 1996. However the average per store sales increased as a result of the disposition of a number of stores during the past year. Merchandise margins for the third quarter of 1997 were down slightly to 29.6% compared to 31.3% for the third quarter of 1996, reflecting continued competitive pressures on the pricing of beer, soda and tobacco products.

The petrochemicals and natural gas liquids businesses also contributed to operating income in the third quarter of 1997 with continued strong demand for Nitromite fertilizer and propylene.

Selling, general and administrative expenses of $32.4 million were $7.5 million higher than in the third quarter of 1996, reflecting higher selling costs incurred to support the increased sales partially offset by lower general and administrative expenses associated with synergies resulting from the Ultramar-Diamond Shamrock merger in December 1996.

Northeast Operations

Sales and other revenues in the Northeast in the third quarter of 1997 totaled $740.2 million and were $14.7 million, or 2.0%, higher than in the corresponding quarter of 1996, as a result of record throughput at the Quebec refinery.

Refining margins increased by 62.7% to $2.49 per barrel in the third quarter of 1997 as compared to $1.53 per barrel in the third quarter of 1996, due to lower crude oil costs and the 1996 quarter being impacted by a scheduled refinery turnaround. Throughput at the Quebec Refinery averaged 148,300 barrels per day or 17.0% higher than in the third quarter of 1996. Overall retail margins increased 8.6 cents per gallon to 26.0 cents per gallon in the third quarter of 1997 as compared to the corresponding quarter of 1996, reflecting more stable market conditions as a result of the Company's "value plus" pricing program initiated in the second half of 1996 and the Home Heat and Cardlock segments' ability to maintain prices as costs declined. Retail marketing volumes decreased 2.2% as compared with the third quarter of 1996, to 58,300 barrels per day, as a result of increased competition in the Canadian market.

Selling, general and administrative expenses of $42.6 million were $4.7 million lower than in the third quarter of 1996, principally due to the previously mentioned cost reductions and synergies from the merger in 1996.

Combined Interest and Income Taxes

Net interest expense of $28.0 million in the third quarter of 1997 was $0.6 million lower than in the corresponding quarter of 1996 due to lower average interest rates obtained on new debt financing.

The consolidated income tax provisions for the third quarter of 1997 and 1996 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1997 and 1996 of 39.4% and 40.5%, respectively. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes and the effects of foreign operations.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Financial and operating data by geographic area for the nine month periods ended September 30, 1997 and 1996 are as follows:

Financial Data:
                                Nine Months Ended September 30,
                                   1997                  1996

                 Southwest  Northeast Total    Southwest Northeast    Total
                                       (in millions)
Sales and
 other revenues  $5,321.4  $2,256.4  $7,577.8  $5,308.8  $2,179.4     $7,488.2
Cost of pro-
 ducts sold       3,418.1   1,334.6   4,752.7   3,416.4   1,278.9      4,695.3
Operating ex-
 penses             515.0      89.1     604.1     574.2      91.0        665.2
Selling, general
 and administra-
 tive expenses       93.0     123.7     216.7      92.4     122.3        214.7
Taxes other than
 income taxes       980.3     596.7   1,577.0     950.8     609.5      1,560.3
Depreciation
 and amortiza-
 tion               112.2      23.7     135.9     111.4      19.4        130.8
Operating income $  202.8  $   88.6     291.4  $  163.6  $   58.3        221.9
Interest income                          10.2                             12.9
Interest expense                        (92.4)                           (94.6)
Merger and in-
 tegration costs                           -                              (2.4)
Gain on sale of
 office building                         11.0                                -
Income before
 income taxes                           220.2                             137.8
Provision for
 income taxes                           (87.0)                            (54.8)
Dividend on
 stock of sub-
 sidiary                                 (2.7)                               -
Net income                           $  130.5                         $    83.0


Operating Data:
                                                   Nine Months Ended
                                                     September 30,

                                                   1997        1996
Southwest

  McKee and Three Rivers Refineries
    Throughput (BPD)                               234,754     235,179
    Margin (dollars per barrel)                    $5.19       $4.10

  Wilmington Refinery
    Throughput (BPD)                               116,793     101,743
    Margin (dollars per barrel)                    $4.76       $5.15

  Retail Marketing
    Fuel volume (BPD)                              110,572     107,307
    Fuel margin (cents per gallon)                 11.4        13.5
    Merchandise sales ($1,000/day)                 2,397       2,469
    Merchandise margin (%)                         29.9        30.8

Northeast

  Quebec Refinery
    Throughput (BPD)                               134,400     139,500
    Margin (dollars per barrel)                    $2.33       $3.08

  Retail Marketing
    Fuel volume (BPD)                              63,000      59,000
    Overall margins (cents per gallon)(1)          27.7        22.1

(1) Retail marketing overall margins reported for the Northeast represent a blend of gross margin from Company and dealer operated service stations, heating oil sales and the cardlock business segment.

General

Net income for the nine months ended September 30, 1997 totaled $130.5 million as compared to $83.0 million for the nine months ended September 30, 1996. In the Southwest, the Company had operating income of $202.8 million for the nine months of 1997, as compared to $163.6 million for the comparable period of 1996. A major factor contributing to the increased operating income was that operating expenses decreased 10.3% or $59.2 million due primarily to efficiencies obtained from the Ultramar - Diamond Shamrock merger in December 1996. In addition, the low refining margins on the West Coast were offset by increased throughput at the Wilmington refinery and increased refining margins at the McKee and Three Rivers refineries. In the Northeast, operating income of $88.6 million was $30.3 million higher than that of the first nine months of 1996, resulting from retail marketing volumes increasing by 4,000 barrels per day in the nine months of 1997, and the overall retail marketing margin improving by 5.6 cents per gallon compared to the nine months of 1996. These increases were offset by lower refining margins resulting from higher crude oil costs and scheduled turnarounds in 1997.

Southwest Operations

Sales and other revenues in the Southwest in the first nine months of 1997 totaled $5.3 billion and were 0.2% higher than for the first nine months of 1996, primarily due to a 4.3% increase in refinery throughput, partially offset by a 2.9% decrease in merchandise sales.

The combined refining margin for the McKee and Three Rivers refineries of $5.19 per barrel in the nine months of 1997 increased by 26.6% as compared to $4.10 per barrel in the nine months of 1996, reflecting strong margin improvement throughout 1997, as a result of declining crude oil costs. The refining margin for the Wilmington refinery decreased by 7.6% to $4.76 per barrel in the nine months of 1997. Throughput at the Wilmington refinery during the nine months of 1997 increased by 14.8% over the same period in 1996 to 116,793 barrels per day, principally due to the processing of additional feedstocks through the refinery's gas oil hydrotreater which came on stream in the second quarter of 1996. Retail marketing fuel volume increased by 3.0%, to 110,572 barrels per day, principally as a result of increased demand. Retail fuel margins decreased by 15.6% to 11.4 cents per gallon in the nine months of 1997, primarily in the mid-continent area, due to intense competitive pressures. This decrease was partially offset by improved retail margins in the West Coast.

Merchandise sales at the Company's convenience stores averaged $2.4 million per day during the nine months of 1997 as compared to $2.5 million per day during the corresponding nine months of 1996, as a result of disposing of a number of stations during recent months. Merchandise margins for the nine months of 1997 decreased to 29.9% compared to 30.8% in the nine months of 1996 due to competitive pricing on beer, soda and tobacco products.

Selling, general and administrative expenses of $93.0 million were $0.6 million higher than in the nine months of 1996, reflecting higher selling costs to support the increased sales, offset by cost reductions and synergies resulting from the acquisition of National Convenience Stores in December 1995 and the Ultramar-Diamond Shamrock merger in December 1996.

The petrochemical and natural gas liquids businesses also contributed to operating income in the nine months of 1997 with continued strong demand for Nitromite fertilizer and propylene.

Northeast Operations

Sales and other revenues in the Northeast in the nine months of 1997 totaled $2.3 billion and were $77.0 million, or 3.5%, higher than in the corresponding nine months of 1996 as the overall retail margin increased by 25.3%. Higher volume in retail activities, mainly associated with expansion into New England which occurred in mid-1996, was principally responsible for the improvement in revenue. This increase was partially offset by reduced throughput at the Quebec refinery, reflecting a 39 day scheduled turnaround in the second quarter of 1997.

Refining margins decreased 24.4% to $2.33 barrel in the nine months of 1997 as compared to $3.08 per barrel in the nine months of 1996, due to high crude oil costs, low import parity prices and a scheduled turnaround in the second quarter of 1997. Throughput at the Quebec Refinery averaged 134,400 barrels per day or 3.7% lower than in the nine months of 1996, as throughput was adversely affected in the nine months of 1997 due to the previously mentioned refinery turnaround. Overall retail margins increased 5.6 cents per gallon, or 25.3%, to 27.7 cents per gallon in the nine months of 1997 as compared to the corresponding nine months of 1996, reflecting more stable market conditions as a result of the Company's "value plus" pricing program initiated in the second half of 1996 and the Home Heat and Cardlock segments' ability to maintain prices as costs declined. Retail marketing volumes increased 6.8% as compared with the nine months of 1996, to 63,000 barrels per day, as a result of the Company's expanding home heating oil operations and the implementation of the "value plus" pricing program.

Selling, general and administrative expenses of $123.7 million were $1.4 million higher than in the nine months of 1996 principally due to the previously mentioned acquisition of home heating oil and distribution operations in the northeast United States.

Combined Interest and Income Taxes
Net interest expense of $82.2 million in the nine months of 1997 was $0.5 million higher than in the corresponding nine months of 1996 due to increased borrowings.

The consolidated income tax provisions for the nine months of 1997 and 1996 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1997 and 1996 of 39.4% and 40.5%, respectively. The consolidated effective income tax rates exceeded the U.S. Federal statutory income tax rate primarily due to state income taxes and the effects of foreign operations.

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

Continued unrest in the Middle East resulted in an increase in crude oil prices early in the third quarter of 1997. In general, the decrease in gasoline demand due to the end of the summer driving season, the build up of heating oil inventories, accompanied by the increase in crude oil costs have resulted in the recent pressure on refinery margins. If crude oil prices fall off, which is expected, and North America experiences typical winter conditions, there should be some relief to the margin pressure that has been experienced early in the fourth quarter.

West Coast refining margins have held up better than most of the other regions of the country as the fourth quarter begins, while retail margins continue to be very volatile. Mid-continent refining margins have declined from the strength of the third quarter and retail margins continue to experience market pressure. Merchandise margins are expected to remain constant with averages obtained in the first nine months of 1997.

In eastern Canada, refining margins have also declined early in the fourth quarter while retail margins continue to be strong. See "Certain Forward Looking Statements."

Capital Expenditures

The refining and marketing of petroleum products is a capital intensive business. Recent capital spending has included expenditures to upgrade or enhance operating facilities to meet environmental regulations and maintain the Company's competitive position, as well as expenditures to acquire, build and maintain broad-based retail networks. The capital requirements of the Company's operations consist primarily of (i) reliability, environmental and regulatory expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations (including reformulated fuel specifications, stationary source emission standards and underground storage tank regulations); and (ii) growth opportunity expenditures, such as those planned to expand and upgrade its retail marketing business, to increase the capacity of certain refinery processing units and pipelines and to construct additional petrochemical processing units.

During the nine months ended September 30, 1997, capital expenditures and acquisition of marketing operations totaled $196.7 million, of which $121.3 million related to growth opportunity expenditures. Growth opportunity spending included $26.0 million for the benzene, toluene and xylene ("BTX") extraction unit at the Three Rivers refinery, which started up in May 1997. Other growth opportunity spending, during the first nine months of 1997 included $24.6 million to upgrade the fluid catalytic cracking unit ("FCCU") to increase the conversion capability at the Quebec refinery and $34.3 million to increase pipeline and terminal capacity in Denver, El Paso and Albuquerque.

In conjunction with its plans to expand and upgrade its retail marketing operations, the Company also spent $43.4 million related to retail marketing growth projects, including the acquisition of two retail home heating operations in the northeast United States and the completion of sixteen new stores in Arizona, California and Colorado.

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

Liquidity and Capital Resources

At September 30, 1997, the Company had cash and cash equivalents of $112.8 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million and Cdn. $200.0 million of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. dollar bank facility. The Company's bank facilities require the maintenance of certain financial ratios and contain covenants with which the Company must comply. The Company believes these covenants will not have a significant impact on the Company's liquidity or its ability to pay dividends.

On September 25, 1997, the Company completed the acquisition of 100% of the common stock of Total Petroleum (North America) Ltd. ("Total"), a Denver, Colorado based petroleum refining and marketing company. Total has approximately 6,000 employees and operates refineries in Ardmore, Oklahoma, Alma, Michigan and Denver, Colorado. The three refineries have a combined capacity of approximately 150,000 barrels of crude oil per day. Total distributes gasoline and merchandise through approximately 2,100 branded outlets, of which approximately 560 are company-operated. The purchase price included the issuance of 12,672,213 shares of Company common stock and the assumption of approximately $445.2 million of debt outstanding. On September 25, 1997, the Company repaid most of the debt of Total with the proceeds of a $150.0 million short-term bridge loan, provided by three banks and with the proceeds from the issuance of commercial paper and borrowings under uncommitted bank credit lines. The Company repaid the entire bridge loan and most of the rest of the debt assumed in the acquisition with the proceeds of the issuance of senior notes on October 14, 1997.

As of September 30, 1997, the Company had approximately $451.8 million remaining borrowing capacity under its committed bank facilities and commercial paper program. In addition to its committed bank facilities, on September 30, 1997, the Company had approximately $391.8 million of borrowing capacity under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company had $700.0 million (prior to the $400.0 million debt issuance in October 1997, described below) available during the quarter under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the existing shelf registration would add to the Company's working capital and could be available for general corporate purposes.

The Company also has $101.3 million available pursuant to committed lease facilities aggregating $355.0 million, under which the lessors will construct or acquire and lease to the Company primarily retail marketing sites.

On October 14, 1997, the Company completed a public offering of $400.0 million of senior notes (the "Notes") to refinance most of the debt incurred to finance the acquisition of Total. The Notes were issued in three separate series. The 7.20% Notes due October 15, 2017 (the "2017 Notes") totaling $200.0 million, the 6.75% Notes due October 15, 2037 (the "2037 Notes") totaling $100.0 million, and the 7.45% Notes due October 15, 2097 (the "2097 Notes") totaling $100.0 million. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

The Company believes its current sources of funds will be sufficient to satisfy its capital expenditure, working capital, debt service and dividend requirements for at least the next twelve months.

On November 5, 1997, the Board of Directors declared a quarterly dividend of $.275 per common share payable on December 5, 1997, to holders of record on November 20, 1997. In addition, the Board of Directors declared a quarterly dividend of $.625 per share on the Company's 5% Cumulative Convertible Preferred Stock payable on December 15, 1997, to holders of record on November 20, 1997.

Cash Flows for the Nine Months Ended September 30, 1997

During the nine months ended September 30, 1997, the Company's cash position decreased $85.1 million to $112.8 million. Net cash provided by operating activities, excluding the impact of the Total acquisition, was $83.0 million due to increased net income and management's efforts to reduce inventory levels, which were partially offset by increases in other current assets and decreases in current liabilities.

Net cash used in investing activities during the nine month period ended September 30, 1997 totaled $521.1 million, including $402.4 million for the purchase of Total. Other cash outflows were for scheduled capital expenditures of $149.8 million and the acquisition of marketing operations for $20.3 million, and cash inflows of $77.0 million related to proceeds from the sales of property, plant and equipment.

Net cash provided by financing activities during the nine months ended September 30, 1997, totaled $351.7 million, primarily due to the issuance of preferred stock of a subsidiary of $200.0 million and increased borrowings of $194.6 million associated primarily with the Total acquisition. For the first nine months of 1997, the Company has declared and paid cash dividends totaling $64.9 million on its outstanding common stock ($0.825 per share) and convertible preferred stock ($1.875 per share), an increase of $12.7 million over dividend payments made in the comparable period of 1996 which totaled $52.2 million.

Seasonality

In the Northeast, demand for petroleum products varies significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for heating oil during the winter months results in the Company's Northeast operations having significantly higher accounts receivable and inventory levels during the first and fourth quarters of each year. The Company's Southwest operations are less affected by seasonal fluctuations in demand than its operations in the Northeast. The working capital requirements of the Southwest operations, though substantial, show little fluctuation throughout the year.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at September 30, 1997 by $60.9 million. Although the Company expects the exchange rate to fluctuate during 1997, it cannot reasonably predict its future movement.

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

PART II.  OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS

United States of America v. Total Petroleum, Inc. (CA No. CIV-97-182-S, U.S. District Court, Eastern District of Oklahoma) filed March 21, 1997, seeking penalties and injunctive relief for alleged violations of the Clean Air Act at Total's Ardmore refinery. The parties have reached a settlement whereby Total will pay $75,000 in penalties and will implement and complete a Supplemental Environmental Project with an expenditure of approximately $315,000.

In the Matter of Total Petroleum, Inc. (Combined Docket No. RCRA V-W-003-94 filed December 13, 1993 and RCRA V-96-002 filed April 5, 1996 as an administrative action), the United States Environmental Protection Agency filed complaints seeking penalties and injunctive relief for alleged violations of the Resource Conservation and Recovery Act at Total's Alma refinery. The parties have entered into a Consent
Agreement and Final Order (CAFO) whereby Total will pay $35,000 in penalties and will implement and complete a Supplemental Environmental Project with an expenditure of approximately $300,000.

In the Matter of Total Petroleum, Inc. (Combined Notice of Violation No. EPA-5-97-MI-33 and Finding of Violation No. EPA-5-97-MI-34 filed August 5, 1997), the United States Environmental Protection Agency is administratively seeking penalties and injunctive relief for alleged violations of the Clean Air Act at Total's Alma refinery. Total is responding to the EPA's requests for additional information. Total believes a CAFO can be negotiated with the EPA to settle any ongoing compliance issues, but Total is not in a position to determine what actions, if any, may be instituted and is uncertain what additional remedial actions may be required or penalties or costs incurred. However, this action is not expected to have a material adverse effect on the Company's financial position.

In December, 1996, the United States Environmental Protection Agency filed administrative Requests for Information (RFIs) for the Company's McKee and Three Rivers refineries. The RFIs, relating to hazardous waste and Clean Air compliance issues, tracked the Company's disclosures to the Texas Natural Resource Conservation Commission upon the completion of audits at these facilities conducted pursuant to the Texas self audit privilege and immunity law. In August, 1997, the United States Environmental Protection Agency filed supplemental RFIs which indicate the agency may seek the value of economic benefit of noncompliance from the Company as penalties. The Company is not in a position to determine what actions, if any, may be instituted and is uncertain what additional remedial actions may be required or penalties or costs incurred. However, no such action is expected to have a material adverse effect on the Company's financial position.

  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

As of September 25, 1997, the Company completed the acquisition of 100% of the outstanding shares of common stock of Total. The purchase price included the issuance of 12,672,213 shares of Company common stock, valued at $30.875 per share, to the holders of outstanding shares of Total. The Company issued 0.322 shares of the Company's common stock for each outstanding share of Total common stock. The common stock of the Company so issued was unregistered, insofar as it was exempt from registration under the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11.0     Statement Regarding Computation of Earnings Per Share
     27.1     Financial Data Schedule

(b) Reports on Form 8-K

    Current Report on Form 8-K dated September 25, 1997 (File No. 11154) relating to the acquisition of 100% of the outstanding common stock of Total Petroleum (North America) Ltd.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAMAR DIAMOND SHAMROCK CORPORATION
(REGISTRANT)



By:  /s/  H. Pete Smith
          H. PETE SMITH
          EXECUTIVE VICE PRESIDENT
          AND CHIEF FINANCIAL OFFICER
          November 11, 1997