Form 10-K
period 1997-12-31
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1998-03-17
CIK 887207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 1997

                         Commission File Number 1-11154

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
              Incorporated under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 13-3663331

                               6000 N Loop 1604 W
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value registered on the New York Stock Exchange.

Securities registered pursuant to 12(g) of the Act: 5% Cumulative Convertible Preferred Stock, $0.01 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [root] No
----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( [root] )

As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sales price of the Common Stock of the Registrant as quoted on the NYSE was $3,077,942,465.

The number of shares of Common Stock, $0.01 par value, of the Registrant outstanding as of February 27, 1998 was 86,810,282.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's Proxy Statement for its annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, and 13 of Part
III. The Registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.


                                TABLE OF CONTENTS


Item                                                                        Page
                                     PART I

   1. Business.......................................................         3

   2. Properties.....................................................        12

   3. Legal proceedings..............................................        12

   4. Submission of matters to a vote of security stockholders.......        13

                                     PART II

   5. Market for Registrant's common equity and related stockholder
            matters..................................................        14

   6. Selected financial data........................................        15

   7. Management's discussion and analysis of financial condition and
            results of operations....................................        16

   8. Financial statements and supplementary data....................        30

   9. Changes in and disagreements with accountants on accounting and
            financial disclosure.....................................        62

                                    PART III

  10. Directors and executive officers of the Registrant.............        62

  11. Executive compensation.........................................        62

  12. Security ownership of certain beneficial owners and management.        62

  13. Certain relationships and related transactions.................        62

                                     PART IV

  14. Exhibits, financial statement schedules and reports on Form 8-K        63


Signatures...........................................................        72


This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These type of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" on page 29 .

                                     PART I
ITEM 1. BUSINESS
                                     Summary

Ultramar Diamond Shamrock Corporation (the Company) is a leading independent refiner and marketer of high-quality petroleum products in the central and southwest United States (the Southwest), and the northeast United States and eastern Canada (the Northeast). These operations consist of refineries, convenience stores, pipelines, a home heating oil business, and related petrochemical and natural gas liquids operations. The Company currently employs approximately 23,000 people.

The Company's Southwest operations include six modern refineries strategically located near its key markets. Two refineries, the McKee Refinery located near Amarillo, Texas and the Three Rivers Refinery located near San Antonio, Texas, service Texas and the surrounding states. The Wilmington Refinery, located near Los Angeles, California, services the California, Nevada and Arizona markets. Upon the acquisition of Total Petroleum (North America) Ltd. (Total) in September 1997, the Company acquired three refineries: the Ardmore Refinery located in Oklahoma, the Alma Refinery located in Michigan and the Denver Refinery located in Colorado. The Total refineries service twelve central states from Texas to Michigan. The Company markets petroleum products and a broad range of convenience store merchandise in the Southwest under the Diamond Shamrock(R), Beacon(R), Ultramar(R), and Total(R) brand names through a network of approximately 5,000 outlets across 21 central and southwest states. The Southwest operations also include the storing and marketing of natural gas liquids, and the manufacturing and marketing of anhydrous ammonia and polymer-grade propylene at its facilities at Mont Belvieu, near Houston, Texas.

In the Northeast, the Company owns and operates a refinery in St. Romuald, Quebec Canada and markets petroleum products through approximately 1,300 retail outlets and 84 cardlocks. In addition, the Northeast operations include one of the largest retail home heating oil businesses in the northeastern region of North America, selling heating oil to approximately 236,000 households.

                             Merger and Acquisitions

Ultramar Diamond Shamrock Corporation (the Company or UDS) is the surviving corporation in the December 1996 merger (the Merger) of Ultramar Corporation (Ultramar) and Diamond Shamrock, Inc. (Diamond Shamrock). In connection with the Merger, the Company issued 29,876,507 shares of Company common stock and 1,725,000 shares of newly created 5% cumulative convertible preferred stock in exchange for all the outstanding common stock and 5% cumulative convertible preferred stock of Diamond Shamrock. The shareholders of Diamond Shamrock received 1.02 shares of Company common stock for each share of Diamond Shamrock common stock and one share of Company 5% cumulative convertible preferred stock for each share of Diamond Shamrock 5% cumulative convertible preferred stock. The Company's common stock is listed on the New York and Montreal stock exchanges under the symbols "UDS" and "ULR," respectively. UDS's principal executive offices are located at 6000 N Loop 1604 W, San Antonio, Texas 78249-1112.

On September 25, 1997, the Company completed the acquisition of Total Petroleum (North America) Ltd. (Total), a Denver, Colorado based petroleum refining and marketing company (the Acquisition). In connection with the Acquisition, the Company issued 0.322 shares of Company common stock for each outstanding share of Total common stock, or 12,672,213 shares of Company common stock. The Company also assumed approximately $460.5 million of Total's debt in connection with the Acquisition. At acquisition, Total had approximately 6,000 employees and owned and operated refineries in Ardmore, Oklahoma, Alma, Michigan and Denver, Colorado with a combined throughput capacity of 147,000 bpd. In addition, Total distributed gasoline and convenience store merchandise through 2,100 branded retail stores located in the central United States, of which approximately 560 are Company-owned.

In December 1995, Diamond Shamrock completed the acquisition of National Convenience Stores, Inc. (NCS). At the time of the NCS acquisition, NCS operated 661 Stop N Go convenience stores located primarily in four cities in Texas. The Company has integrated the NCS stores with the rest of the Southwest retail operations and sells Diamond Shamrock branded gasoline through most of its Stop N Go stores.

Ultramar Corporation was originally formed in April 1992, to acquire the United States and Canadian refining and marketing operations of Ultramar plc from LASMO plc, a U. K. oil and gas exploration and production company.

                            The Company's Operations

Southwest Refining Business

The Company's Southwest operations include six modern refineries with a combined throughput capacity of 487,000 bpd.


              Refinery / State                         Capacity in BPD

                McKee / Texas                              150,000
            Three Rivers / Texas                            90,000
           Wilmington / California                         100,000
             Ardmore / Oklahoma                             68,000
               Alma / Michigan                              51,000
              Denver / Colorado                             28,000
                                                           -------
                                                           487,000
                                                           =======

These refineries produce primarily gasoline, diesel, jet fuels and liquefied petroleum gases. Other by-products of the refining process include petroleum coke, asphalt, sulfur, ammonium thiosulfate and refinery-grade propylene, to name a few.

The McKee Refinery has a throughput capacity of 150,000 bpd and relies primarily on a varying blend of domestically produced crude oil for feedstock. The refinery produces conventional gasoline, Federal specification reformulated gasoline (RFG), other oxygenated gasolines, and low-sulfur diesel meeting governmental specifications for on-road use. A portion of the oxygenates used in manufacturing RFG and other oxygenated gasolines is manufactured at the McKee Refinery and the balance is obtained from other manufacturers.

The Three Rivers Refinery has a throughput capacity of 90,000 bpd and relies primarily on foreign crude oil for feedstock. During the three years ended December 31, 1997, the Company completed several expansion projects at the Three Rivers Refinery, including a benzene/toluene/xylene extraction and fractionation unit (BTX), a heavy gas oil hydrotreater, a demetalized oil hydrotreater, a hydrogen plant and a sulfur recovery plant to allow the refinery flexibility in selecting its crude oil feedstock and to expand the throughput capacity. In addition, the refinery processes natural gas liquids (NGL's) from local gas processing plants.

The Wilmington Refinery is the newest refinery in California and one of the most modern, technologically-advanced and energy efficient refineries in North America. The Wilmington Refinery is capable of processing over 100,000 bpd of total throughput, including 70,000 bpd of crude oil, and because of additional capacity in its downstream units, up to 50,000 bpd of partially refined feedstocks and blendstocks. The Wilmington Refinery operates primarily on a blend of California and imported foreign crude oils. Given its coking and desulfurizing capabilities, it is particularly well suited to process heavy, high-sulfur crude oils, which historically have cost less than other crude oils. In 1996, the Company completed several construction projects which enabled the refinery to produce 100% California Air Resource Board specification reformulated gasoline (CARB), and increased the capacity of the refinery. In 1997, the Wilmington Refinery's processing stream was comprised of approximately 32% heavy sour crude oil, 40% heavy sweet crude oil and 28% more expensive lighter crude oils.

The Ardmore Refinery has a throughput capacity of 68,000 bpd and relies on a varying blend of domestically produced crude oil for feedstock. The refinery produces conventional gasoline, and low-sulfur diesel meeting government specifications for on-road use.

The Alma Refinery has a throughput capacity of 51,000 bpd and relies primarily on a varying blend of Michigan and Canadian produced crude oil for feedstock. The refinery produces conventional gasoline and low-sulfur diesel meeting government specifications for on-road use.

The Denver Refinery has a throughput capacity of 28,000 bpd and relies primarily on a varying blend of domestically produced and Canadian crude oil for feedstock. The refinery produces conventional gasoline, oxygenated gasoline, and low-sulfur diesel meeting government specifications for on-road use.

Southwest Supply and Distribution

The ability to supply the Company's refineries from a variety of feedstock sources is essential to remain competitive. The Company's network of crude oil pipelines provides the ability to acquire crude oil from producing leases, major domestic oil trading centers and Gulf and West Coast ports, and to transport crude to the Company's Southwest refineries at a competitive cost. The Company acquires a portion of its crude oil requirements through the purchase of futures contracts on the New York Mercantile Exchange. The Company also uses the futures market to manage the price risk inherent in purchasing crude oil in advance of the delivery date and in maintaining its inventories.

The Company does not maintain crude oil reserves; however, it has access to a large supply of crude oil from both domestic and foreign sources, most of which is obtained under short-term supply agreements. Although its operations could be adversely impacted by fluctuations in availability of crude oil and other supplies, the Company believes that it is currently advantageous to maintain short-term supply agreements to purchase crude oil at attractive prices. The Company believes that the current sources of crude oil and feedstocks will be sufficient to meet the Company's requirements in the foreseeable future.

The McKee Refinery has access to crude oil from the Texas Panhandle, Oklahoma, southwestern Kansas and eastern Colorado through approximately 1,223 miles of crude oil pipelines owned or leased by the Company. This refinery is also connected by common carrier pipelines to major crude oil centers in Cushing, Oklahoma and Midland, Texas. The McKee Refinery also has access at Wichita Falls, Texas to major pipelines which transport crude oil from the Texas Gulf Coast and major West Texas oil fields into the mid-continent region. The crude oil can be stored in tanks with a capacity totaling 520,000 barrels at the McKee Refinery and an additional 928,000 barrels of storage capacity is available throughout the supply system.

The Three Rivers Refinery has access to crude oil from foreign sources delivered to the Texas Gulf Coast at Corpus Christi, Texas, as well as crude oil from domestic sources. The crude oil terminal in Corpus Christi has a total storage capacity of 1.6 million barrels, and allows the Company to accept delivery of larger crude oil cargos at the terminal, thereby decreasing the number of deliveries and the demurrage expense, the charge assessed by a ship for the time it is delayed in port to unload cargo. The Corpus Christi crude oil terminal is connected to the Three Rivers Refinery by a 92-mile pipeline which has the capacity to deliver 120,000 bpd to the refinery. The Three Rivers Refinery also has access to West Texas Intermediate and South Texas crude oils through common carrier pipelines.

The Wilmington Refinery has 2.8 million barrels of storage capacity and is connected by pipeline to marine terminals and associated dock facilities, which can be utilized for movement and storage of crude oil and feedstocks. The Company operates a product marine terminal and a dock facility which are leased from the Port of Los Angeles and the Company owns tanks at the marine terminal with a storage capacity of 980,000 barrels.

The Ardmore and Alma Refineries are supplied by 280 miles of Company-owned and operated crude oil pipelines with connections to common carrier lines. The Alma Refinery is connected to the Lakehead/Interprovincial Pipeline, which transports both Canadian and domestic crude oil. The Denver Refinery is supplied by third party pipelines, a 120-mile Company-owned pipeline purchased in 1996, and by truck.

Refined products produced at the McKee and Three Rivers Refineries are distributed primarily through approximately 3,357 miles of refined product pipelines connected to 14 terminals. The Company's refined products terminal near Dallas, Texas also receives products from the Explorer Pipeline, a major common carrier pipeline from the Houston, Texas area. Refined products are distributed from the Wilmington Refinery by pipeline to a network of product terminals owned by third parties in Southern California, Nevada and Arizona, and then on to the Company's retail stores and wholesale customers. The Ardmore, Alma and Denver Refineries distribute refined products through a network of third party pipelines, 135 miles of Company-owned pipelines, trucking operations and 11 terminals.

Over the past several years, the Company has added significantly to its distribution system, in part by the construction of new refined product pipelines to connect the Company's refineries to expanding markets and by adding to or purchasing additional capacity in existing refined product pipelines. Additions to pipeline and terminal operations over the past three years include the construction of the McKee to El Paso, Texas pipeline and terminal, expansion of the Amarillo-Tucumcari-Albuquerque pipeline, and the expansion of the Colorado pipeline to Denver. Total storage capacity of refined products within the McKee and Three Rivers pipeline and terminal system is approximately 1.0 million barrels. Storage capacity of refined products in the Wilmington system is 500,000 barrels.

In addition to Company  pipelines and  terminals,  the Company has  historically entered into product exchange and purchase agreements which enable it to minimize transportation costs, balance product availability, broaden geographic distribution and supply markets not connected to its refined product pipeline system. Exchange agreements provide for the delivery of refined products to unaffiliated companies at the Company's and third party terminals in exchange for delivery of a similar amount of refined products to the Company by such unaffiliated companies at agreed locations. Purchase agreements involve the purchase by the Company of refined products from unaffiliated companies with delivery occurring at agreed locations. Products are currently received on exchange or by purchase through 68 terminals and distribution points throughout the Company's marketing areas. Most of the Company's agreements are long-standing arrangements; however, they can be terminated with 30 to 90 days notice. The Company believes it is unlikely that there will be an interruption in its ability to exchange or purchase refined product in the foreseeable future.

In November 1997, the Company entered into an agreement to sell to Phillips Petroleum Company (Phillips) an interest in the El Paso pipeline system, which includes the 408-mile pipeline from McKee to El Paso and the terminal in El Paso. The agreement provides that Phillips will initially purchase a 25% interest in the system and, once the planned expansion of the pipeline is completed in 1998, Phillips will be able to purchase an additional 8.33% interest. The Company will continue to operate the system.

Southwest Marketing

The Company is one of the largest independent retail marketers of petroleum products in the southwest United States. The Company has a strong brand identification in much of its 21 state marketing area, including Texas, California, Colorado, Louisiana, New Mexico, Oklahoma and Michigan. Gasoline and diesel fuel are sold under the Diamond Shamrock(R), Beacon(R), Ultramar(R), and Total(R) brand names through a network of 2,114 Company-operated and 2,811 dealer operated retail stores. In 1997, the Company's total sales of refined products (retail and wholesale) in its Southwest market averaged 485,500 bpd. The Company has one of the highest average sales volume per store in the Southwest, with sales per Company-operated store averaging 97,100 gallons per month during 1997.

The Company operated retail stores are generally modern, attractive, high-volume gasoline outlets. In addition, these outlets are convenience stores, selling a wide variety of products such as groceries, health and beauty aids, fast foods and beverages.

The total number of retail stores as of December 31 for the past three years were as follows:


                                     1997        1996        1995
                                     ----        ----        ----

Company owned and operated.......    1,127        783         857
Company leased and operated......      987        817         802
                                     -----      -----       -----
   Total Company operated........    2,114      1,600       1,659

Dealer and jobber operated........   2,811      1,372       1,403
                                     -----      -----       -----

  Total retail stores.............   4,925      2,972       3,062
                                     =====      =====       =====

As of December 31, 1997, Company-operated retail stores in the Southwest were located primarily in Texas (1,226), Colorado (229), Michigan (183), California
(160) and Oklahoma (48). The dealer and jobber operated stores are located primarily in Texas (821), Oklahoma (519), Michigan (240), Missouri (225), Kansas
(205) and California (204).

The Company has an ongoing program to modernize and upgrade the retail stores it operates. These efforts include the construction of new stores or improving the uniformity and appearance of existing stores. Improvements generally include new exterior signage, lighting and canopies, as well as the installation of computer-controlled pumping equipment. During the three-year period ended December 31, 1997, the Company acquired or constructed 957 retail stores in the Southwest. The majority of the retail stores constructed in 1997 were in Arizona
(18). In addition, the Company continually reviews its retail store locations and has closed or sold marginally profitable stores. During the three-year period ended December 31, 1997, the Company closed or sold 163 stores.

The Company's competitive position is supported by its own proprietary credit card program, which had approximately 1.1 million active accounts as of December 31, 1997. The Company currently utilizes electronic point-of-sale credit card processing (POS) at substantially all its Company and dealer operated stores. POS reduces transaction time at the sales counter and lowers the Company's credit card program costs. Over the past several years, the Company has installed dispenser-mounted credit card readers at high volume Company operated stores.

Southwest Petrochemicals and NGL's

In addition to its core refining and marketing businesses, the Company is engaged in several related operations, the most significant of which are discussed below:

The Company owns and operates large underground natural gas liquids and petrochemical storage and distribution facilities located at the Mont Belvieu salt dome, near Houston, Texas. The facilities have total permitted storage capacity of 77.0 million barrels and consist of 30 wells. The facilities are used for storing and distributing ethane, ethane/propane mix, ethylene, propane, natural gasoline, butane and isobutane, as well as refinery-, chemical-, and polymer-grade propylenes. The facilities receive products from the McKee Refinery through the Skelly-Belvieu pipeline as well as from local fractionators and through major pipelines coming from the mid-continent region, West Texas and New Mexico. The Company earns various storage and distribution fees when NGL's and petrochemicals are moved through and stored at the facilities and when distributed via an extensive network of pipeline connections to various refineries and petrochemical complexes along the Texas and Louisiana Gulf Coast.

A major component of the Mont Belvieu facility is the two propane/propylene splitters which are capable of producing 1.6 billion pounds of polymer-grade propylene per year. In 1997, the Company started construction on a third propane/propylene splitter to increase the total production capacity to 3.0 billion pounds per year. The expansion cost of approximately $55.0 million will be shared with the Company's partner and the third splitter is expected to be completed in August 1998. Polymer-grade propylene is a feedstock used in the manufacture of plastics. The splitters utilize refinery-grade propylene produced at the McKee and Three Rivers Refineries and other refineries for feedstock. The polymer-grade propylene is distributed to purchasers in the Houston Ship Channel area via a pipeline from Mont Belvieu to an export terminal.

Portions of the Mont Belvieu facilities are only partially-owned by the Company. The Company operates the SkellyBelvieu pipeline; however, it only owns a 50% interest in the pipeline. American PetroFina, Inc. (Fina) owns a 33% interest in the two propane/propylene splitters located at the hydrocarbon storage facility and the third splitter under construction. The Company and Fina pay their proportionate share of costs and receive their proportionate share of the products produced. A petrochemical export terminal located in the Houston Ship Channel is operated by the Company; however, the Company only owns a 50% interest in the terminal.

In November 1997, the Company signed a memorandum of understanding with Koch Hydrocarbon Co., a division of Koch Industries, Inc. and Koch Pipeline Co., an affiliate of Koch Industries, Inc. for a 50-50 joint venture related to each entity's Mont Belvieu assets. The venture requires that the Company contribute its majority interest in the propylene splitters and related distribution pipeline and terminal, its operating interest in the hydrocarbon storage facility and certain of its pipeline and supply systems, and that Koch will contribute its majority interest in its Mont Belvieu natural gas fractionator facility and certain of its pipeline and supply systems. In the first quarter of 1998, the Company expects to finalize the joint venture and other operating agreements and to contribute the agreed-upon assets to the joint venture for a 50% ownership interest therein.

Northeast Refining

The Quebec Refinery has a throughput capacity of 160,000 bpd and relies on foreign crude oil for feedstock. During the three years ended December 31, 1997, the Company completed several capital projects at the Quebec Refinery, including expanding the fluid catalytic cracking unit and debottlenecking and reconfiguring crude cracking units, all of which have resulted in expanded throughput.

Northeast Supply and Distribution

The Quebec Refinery receives crude oil by ship at its deep-water dock on the St. Lawrence River. The location of the refinery and dock allow the refinery to receive year-around shipments of crude oil from large crude oil tankers. The Quebec Refinery has storage capacity for more than 8.0 million barrels of crude oil, intermediate and refined products as well as pressurized storage for liquefied petroleum gas. The Company's ability to receive large, single cargos up to 1.0 million barrels offers a significant advantage over other refineries in the region, which must rely on pipelines and small cargos. Additionally, the Company has time charters on three large crude oil tankers which are double-bottomed and double-hulled and are capable of navigating the St. Lawrence River in the winter.

The Company has short-term supply contracts with major international oil companies to supply the Quebec Refinery with light, sweet crude oils from the North Sea and North Africa, principally at spot market prices. While the Company has no crude oil reserves, it believes that given the wide availability of North Sea and North Africa crude oils in the international market, its operations would not be materially adversely affected if its existing supply contracts were canceled.

Refined product is transported from the Quebec Refinery by coastal ship, truck and railroad tank car. The Company operates a distribution network of approximately 71 bulk storage facilities throughout the Northeast, including 23 terminals. Reciprocal product exchange agreements with other refineries are used to minimize transportation costs, optimize refinery utilization and balance product availability in particular locations with marketing demand.

Northeast Marketing

The Company is a major supplier of refined petroleum products in eastern Canada, serving Quebec, Ontario and the Atlantic Provinces of Newfoundland, Nova Scotia, New Brunswick and Prince Edward Island. In 1997, the Company's total sales of refined products (retail and wholesale) in its Northeast market averaged 215,000 bpd. The gasoline and diesel fuel is sold under the Ultramar(R) brand through a network of approximately 1,274 stores located throughout eastern Canada. As of December 31, 1997, the Company owned or controlled, under long-term leases, 629 stores and it distributed gasoline to 645 branded dealers and independent jobbers on an unbranded basis. In addition, the Company has 84 cardlocks, which are card- or key- activated, self-service, unattended stations that allow commercial, trucking and governmental fleets to buy gasoline and diesel fuels 24 hours a day.

Over the past several years, the Company has converted 193 stores of its retail network from lessee- and agent-operated stores to Company-operated stores and plans to add approximately 200 convenience stores to its network over the next three years.

The Northeast operations include one of the largest home heating oil businesses in North America. In 1997, the Company sold, under the Ultramar(R) brand, home heating oil to approximately 236,000 households in eastern Canada and the northeastern United States. Under a development plan initiated in 1995, the Company has acquired six retail home heating oil operations, adding approximately 80,000 households.

In January 1998, the Company signed a memorandum of understanding with Petro-Canada to form a joint venture related to each entity's refining and marketing assets located in Canada and the northern United States. The venture requires that the Company contribute all of the assets in its Northeast segment as well as assets located in Michigan. Petro-Canada will contribute all of its refining and marketing assets in Canada, including three refineries, a lubricant oil manufacturing facility and approximately 1,800 retail outlets. Control of the venture will be shared, with major decisions requiring approval of both parties. Petro-Canada will own 51% and the Company 49% of the voting units of the joint venture. Profits and losses will be divided between Petro-Canada and the Company in a ratio of 64% to 36%, respectively. The Company expects to complete the joint venture in the summer of 1998.

                           Competitive Considerations

The refining and marketing business continues to be highly competitive. Competitors include a number of well capitalized and fully-integrated major oil companies and other independent refining and marketing concerns which operate in all of the Company's market areas. The recent consolidation and convergence experienced in the refining and marketing industry has reduced the number of competitors; however, it has not reduced overall competition. The Company itself is the result of a Merger, and in 1997, the Company acquired Total, a mid-continent refiner and marketer.

The Company's refineries and supply and distribution networks are strategically located in markets it serves. The Company consistently sells more refined product than its refineries produce, purchasing its additional requirements in the spot market. This strategy has enabled the Company's refineries to operate at high throughput rates, while efficiently expanding capacity as deemed prudent and necessary. Quality products and strong brand identification have positioned the Company as the largest marketer of motor fuels in Texas, Colorado and New Mexico, with market shares of approximately 16%, 19% and 12%, respectively, and the second largest independent marketer in California, with a market share of approximately 7%. In Quebec, Canada, the Company is the largest independent marketer of motor fuels with a market share of approximately 24%, and in the adjacent Canadian Atlantic provinces, the Company has a market share of approximately 18%. In addition to motor fuel sales, the Company's merchandise sales at Company-owned stores have steadily increased over the the passed three years and reached an average of $3,028,000 per day in the fourth quarter of 1997.

Financial returns in the refining and marketing industry depend largely on refining margins and retail marketing margins, both of which have fluctuated significantly in recent years. Refining margins are frequently impacted by sharp changes in crude oil costs which are not immediately reflected in retail product prices. Crude oil and refined products are commodities, thus their prices depend on numerous factors beyond the Company's control, including the supply and demand for crude oil and gasoline. A large, rapid increase in crude oil prices would adversely affect the Company's operating margins if the increased costs could not be passed on to customers. The industry also tends to be seasonal with increased demand for gasoline during the summer vacation season and, in the northeast regions, for home heating oil during the winter months.

                               Regulatory Matters
Environmental

The Company's refining and marketing operations are subject to a variety of laws and regulations in the United States and Canada governing the discharge of contaminants into, or otherwise relating to, the environment. The Company believes that its operations are in substantial compliance with all applicable environmental laws.

The principal environmental risks associated with the Company's operations are emissions into the air and releases into soil or groundwater. The unintended release of emissions, at refineries, terminals and convenience stores and from ships, trains, pipelines and trucks, may occur despite stringent operational controls and the best management practices. Such releases may give rise to liability under environmental laws and regulations in the United States and Canada relating to contamination of air, soil, groundwater, and surface waters. The Company employs personnel specifically trained to prevent occurrences and to address and remediate these problems in the event they arise. In addition, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety and occupational health; the production, handling, storage, use and transportation of refined petroleum products; and the storage, use and disposal of hazardous materials, designed to prevent material environmental or other damage and limit the financial liability which could result from such events.

The total cost for environmental assessment and remediation depends on a variety of regulatory standards, some of which cannot be anticipated. The Company establishes environmental accruals when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Accruals for environmental matters amounted to approximately $213.9 million as of December 31, 1997, including $79.7 million related to Total acquired in September 1997.

The Company believes that its environmental risks will not, individually or in the aggregate, have a material adverse effect on its financial or competitive position. See "Legal Proceedings -- Environmental" for a discussion of legal proceedings involving the Company relative to environmental matters.

                                    Employees

As of December 31, 1997, the Company and its subsidiaries had approximately 23,000 employees, including salaried and hourly employees, approximately 20,000 of whom were employed in the United States and approximately 3,000 of whom were employed in Canada. Approximately 4 % of the Company's employees are affiliated with a union under contract or covered by collective bargaining agreements. The Company believes that it maintains good relations with all its employees.

                      Executive Officers of the Registrant

The following is a list of the Company's executive officers as of February 28, 1998:


     Name                 Age                                   Position

Roger R. Hemminghaus      61     Chairman of the Board and Chief Executive
                                   Officer

Jean R. Gaulin            55     Vice Chairman of the Board, President and Chief
                                   Operating Officer

Timothy J. Fretthold      48     Executive Vice President, Chief Administrative
                                   and Legal Officer

William R. Klesse         51     Executive Vice President, Refining, Product
                                   Supply and Logistics

H. Pete Smith             56     Executive Vice President and Chief Financial
                                   Officer

Robert S. Beadle          48     Senior Vice President, Corporate Development

W. Paul Eisman            42     Senior Vice President, Refining

Alain Ferland             44     Senior Vice President, Development

Christopher Havens        43     Senior Vice President, Retail Marketing and
                                   Operations


All executive officers were appointed to the positions above on December 3, 1996, following stockholder approval of the Ultramar and Diamond Shamrock Merger, except as described below.

Roger R. Hemminghaus is Chairman of the Board and Chief Executive Officer of the Company, and has served in those capacities since the Merger. Previously, he was Chairman of the Board, President and Chief Executive Officer of Diamond Shamrock.

Jean R. Gaulin is Vice Chairman of the Board, President and Chief Operating Officer of the Company, and has served in those capacities since the Merger. Previously, he was Chairman of the Board and Chief Executive Officer of Ultramar.

Timothy J. Fretthold is Executive Vice President and Chief Administrative Officer of the Company, and has served in those capacities since the Merger, and was appointed Chief Legal Officer in August 1997. Previously, he was Senior Vice President / Group Executive and General Counsel of Diamond Shamrock.

William R. Klesse is Executive Vice President, Refining, Product Supply and Logistics of the Company, and has served in that capacity since the Merger. Previously, he was Executive Vice President and prior thereto he was Senior Vice President of Diamond Shamrock.

H. Pete Smith is Executive Vice President and Chief Financial Officer of the Company, and has served in those capacities since the Merger. From April 1996 to the Merger, he was Senior Vice President and Chief Financial Officer of Ultramar. Prior to April 1996, he was Vice President and Chief Financial Officer of Ultramar.

Robert S. Beadle is Senior Vice President, Corporate Development of the Company effective January 1998, and previously was Senior Vice President, Retail Marketing, Southwest, since the Merger. Prior to the Merger, he was Vice
President, Retail Marketing and Vice President Wholesale Marketing of Diamond Shamrock.

W. Paul Eisman is Senior Vice President, Refining of the Company, and has served in that capacity since the Merger. Previously, he was Vice President, Refining, and Group Executive of Diamond Shamrock. Prior to his promotion to Vice President, he served in various senior positions within Diamond Shamrock.

Alain Ferland is Senior Vice President, Development of the Company effective January 1998, and previously was Senior Vice President, Refining, Product Supply and Logistics, Northeast since the Merger. From June 1996 to the Merger, he was President of Ultramar Canada, Inc. and prior thereto, he served as Executive Vice President and Senior Vice President of Ultramar Canada, Inc.

Christopher Havens is Senior Vice President, Retail Marketing and Operations, of the Company effective January 1998, and previously was Senior Vice President, Marketing, Northeast and Wholesale since the Merger. From March 1996 to the Merger, he was President of Ultramar Energy, Inc. and prior thereto, he served as Senior Vice President Marketing and in a variety of senior marketing positions within Ultramar.

ITEM 2. PROPERTIES

The Company owns the McKee, Three Rivers, Quebec, Wilmington, Ardmore, Alma and Denver refineries and related facilities in fee. The Company also owns approximately 1,223 miles of crude oil pipelines and 3,357 miles of refined product pipelines as of December 31, 1997. The Company jointly owns with one or more other companies, 41 miles of crude oil pipelines and 1,246 miles of refined product pipelines, and the Company's interest in such pipelines is 30% and 54%, respectively. As of December 31, 1997, the Company owned 71 bulk storage facilities in the Northeast and 14 product terminals in the Southwest (one of which is only 60% owned by the Company). The Company leases, under a long-term operating lease, the property on which its Corpus Christi crude oil terminal is situated.

The principal properties used in the Company's marketing operations as of December 31, 1997 were 2,743 Companyoperated retail stores, 1,317 of which were owned in fee and 1,426 of which were leased under long-term operating leases. Of the leased retail stores, 193 were leased to the Company pursuant to a $190.0 million lease facility expiring in December 2003 (the Brazos Lease). At the end of the lease term, the Company may purchase the properties or renew the lease or arrange for a sale of the retail stores. In 1996, the Company entered into a similar $100.0 million lease facility expiring in July 2003 (the Jamestown Lease). As of December 31, 1997, six sites and the new corporate headquarters building were leased under this facility. As a result of the Acquisition, the Company assumed a $65.0 million lease facility with similar terms to the above lease facilities expiring in August 2002 (the Total Lease). As of December 31, 1997, 36 retail stores were leased under this facility. For a description of the Company-operated retail stores, see "Southwest Marketing" and " Northeast Marketing" in Item 1. Business above.

The principal plants and properties used in the Company's Petrochemicals and NGL's segment are the hydrocarbon storage facility at Mont Belvieu, which the Company owns, and the jointly-owned propane splitters at Mont Belvieu. See "Southwest Petrochemical and NGL's" in Item 1. Business above.

ITEM 3. LEGAL PROCEEDINGS

The Company is engaged in a number of hydrocarbon remediation projects. While cleanup projects are typically conducted under the supervision of a governmental authority, they do not involve proceedings seeking material monetary damages from the Company and are not expected to be material to the Company's operations or financial position.

State of Iowa Storage Tank Fund Board Claim. The State of Iowa has taken the position that Total Petroleum, Inc. (TPI) is liable for certain costs incurred by the state in connection with the assessment and remediation of hydrocarbon contamination at sites which formerly sold gasoline under TPI's brand. The state has identified 66 "known" sites, and has identified another 52 sites as "anticipated" sites, meaning that the state anticipates making claims relating to those sites in the future. Most of the 66 sites identified as "known" sites are former branded distributor sites. The state has offered to settle its claims with respect to all sites for $2,300,000.

Denver Refinery. The United States Environmental Protection Agency (EPA) and the Colorado Department of Health and Environment (CDHE) have entered into a letter of intent with Colorado Refining Company (CRC), a wholly-owned subsidiary of the Company, relating to CRC's alleged liability arising from an underground hydrocarbon plume on property adjoining CRC's Denver Refinery. Under the letter of intent, which is to be incorporated into an agreed consent order within 90 days, CRC is to pay a penalty of $72,500, and fund "supplemental environmental projects" costing at least $290,000. Supplemental environmental projects are environmentally desirable projects which are not required by existing law or regulation.

In the Matter of TPI (Combined Notice of Violation No. EPA-5-97-MI-33 and Finding of Violation No. EPA-5-97-MI- 34 filed August 5, 1997). In January, 1998, the EPA and the U.S. Department of Justice (DOJ) notified TPI of its intention to seek a multimedia enforcement action alleging additional potential violations under the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, and Underground Wastewater Injection regulations as well as violations of Michigan law and regulations. To date, the EPA and the DOJ have proposed a settlement of certain Clean Air Act violations for fines exceeding $3,500,000.

Michigan Department of Environmental Claims. The Surface Water Quality Division of the Michigan Department of Environmental Claims ("MDEC") has notified TPI of its intention to seek fines and penalties in connection with a seepage of hydrocarbons into the Chippewa River from the Roosevelt Refinery site in Mt. Pleasant, Michigan. TPI has agreed to pay $250,000 to MDEC in settlement of all past surface water violations in connection with the discharge.

Purity Oil Superfund Site. The Company has settled this matter with a cash payment of $250,000.

The Company is involved in various claims and lawsuits arising in the normal course of business. In the opinion of the Company's management, based upon the advice of counsel, the ultimate resolution of these matters and the above described environmental actions will not have a material adverse effect on the Company's operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's Common Stock is listed on the New York and Montreal stock exchanges under the symbols "UDS" and "ULR," respectively. The table below sets forth, for the periods indicated, the high and low sales prices on the New York Stock Exchange of the Company's Common Stock, and dividends per share thereon.


                                        Price Range of                  Cash
                                         Common Stock                 Dividends
                                        High             Low          Declared
Year 1997
1st Quarter                            $33  1/4        $28              $0.275
2nd Quarter                             33  5/8         30 1/8           0.275
3rd Quarter                             34  3/4         31 1/2           0.275
4th Quarter                             34 3/16         27 5/8           0.275

Year 1996
1st Quarter                             29  1/2         26 1/8           0.275
2nd Quarter                             32  7/8         28 3/4           0.275
3rd Quarter                             30  1/2         25 7/8           0.275
4th Quarter                             32  3/4         27 3/4           0.275

In each quarter of 1997, the Company declared and paid dividends of $0.625 per share on its 5% Cumulative Convertible Preferred Stock. During 1997, the Company also declared and paid dividends totaling $1.07 per share on the 8.32% Company obligated preferred stock of a subsidiary.

The Company expects to continue its policy of paying regular cash dividends. The timing, amount and form of future dividends will be determined by the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, financial condition and the availability of dividends and other payments from subsidiaries which are subject to the limitation described in Note 10 to the consolidated financial statements and discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of December 31, 1997, under the most restrictive debt covenants, $169.6 million is available for the payment of dividends.

As of February 27, 1998, there were 86,810,282 shares of Common Stock outstanding which were held by 12,549 holders of record.

The 5% Cumulative Convertible Preferred Stock is convertible into Common Stock when the market price of the Common Stock exceeds $33.77 per share for 20 of any 30 consecutive trading days. As of February 27, 1998, the market price of the Company's Common Stock exceeded the required threshold allowing the Company to convert all of the Preferred Shares into 3,318,707 Common Shares. The conversion is expected to occur in the first quarter of 1998.

ITEM 6. SELECTED FINANCIAL DATA

The consolidated selected financial data for the five-year period ended December 31, 1997, has been derived from the audited consolidated financial statements of the Company. The consolidated selected financial data for the four- year period ended December 31, 1996, has been restated to include the balances and results of Diamond Shamrock due to the Merger, which was accounted for as a pooling of interests, on December 3, 1996.

The consolidated selected financial data as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            Years Ended December 31,
                                                  1997 (2)     1996         1995 (3)    1994         1993 (5)
                                                  ----         ----         ----        ----         ----
                                                                (in millions, except per share data)
Statement of Operations Data:
  Sales and other revenues .......................$10,882.4    $10,208.4    $8,083.5    $7,418.3    $7,056.3
  Operating income ...............................    384.4         69.9       226.8       299.2       279.2
  Income (loss) before extraordinary loss
    and cumulative effect ........................    159.6        (35.9)       95.0       136.8       119.1
  Extraordinary loss on debt extinguishment(1) ...     (4.8)          --          --          --          --

  Cumulative effect of accounting change(4) ......       --           --        22.0          --       (14.2)
  Net income (loss) ..............................    154.8        (35.9)      117.0       136.8       104.9

Basic income (loss) per share:
  Income (loss) before extraordinary loss and
    cumulative effect ............................      1.99        (0.54)       1.31        1.95        1.73
  Extraordinary loss on debt extinguishment(1) ...     (0.06)         --          --          --          --
Cumulative effect of accounting change(4) ........       --           --         0.31         --        (0.21)
  Net income (loss) ..............................      1.93        (0.54)       1.62        1.95        1.52

Diluted income (loss) per share:
  Income (loss) before extraordinary loss and
    cumulative effect ............................      1.94        (0.54)       1.30        1.90        1.67
  Extraordinary loss on debt extinguishment(1) ...     (0.06)         --          --          --          --
  Cumulative effect of accounting change(4) ......       --           --         0.30         --        (0.20)
  Net income (loss) ..............................      1.88        (0.54)       1.60        1.90        1.47

Cash dividends per share:
  Common .........................................      1.10         1.10        1.10        1.10        1.10
  Preferred ......................................      2.50         2.50        2.50        2.50        1.28
  Preferred of subsidiary ........................      1.07          --          --          --          --

Weighted average number of shares (in thousands):
  Basic ..........................................    78,120       74,427      69,467      68,064      67,605
  Diluted ........................................    82,424       74,427      73,333      71,994      71,497


                                                                               As of December 31,

                                                  1997 (2)     1996         1995 (3)    1994         1993 (5)
                                                  ----         ----         ----        ----         ----
                                                                            (in millions)

Balance Sheet Data:
  Cash and cash equivalents ......................$    92.0    $   197.9    $  175.5    $   82.5     $ 110.2
  Working capital ................................    360.1        303.1       385.7       361.3       395.3
  Total assets ...................................  5,594.7      4,420.0     4,216.7     3,384.4     3,073.9
  Long-term debt, less current portion ...........  1,866.4      1,646.3     1,557.8     1,042.5       980.5
  Preferred stock of subsidiary ..................    200.0           --          --          --          --
  Stockholders' equity ...........................  1,686.6      1,240.9     1,328.0     1,122.3     1,069.3


(1) In November 1997, the Company terminated its ESOPs in conjunction with restructuring the employee benefit plans pursuant to the Merger, and recognized an extraordinary loss of $4.8 million (net of income tax benefit of $3.2 million), or $0.06 per share on a diluted basis, as a result of prepaying the underlying 8.77% Senior Notes related thereto.

(2) On September 25, 1997, the Company acquired Total for $851.8 million, consisting of $460.5 million of debt assumed and $391.3 million of Company common stock issued for the outstanding stock of Total. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Total are included from the date of acquisition.

(3) On December 14, 1995, Diamond Shamrock acquired NCS for approximately $280.0 million. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of NCS are included from the date of acquisition.

(4) During the second quarter of 1995, the Company changed its method of accounting for refinery maintenance turnaround costs from an accrual method to a deferral method. The change resulted in a cumulative adjustment through December 31, 1994, of $22.0 million (net of income taxes of $13.4 million), or $0.30 per share on a diluted basis, which is included in net income for the year ended December 31, 1995. The effect of the change on the year ended December 31, 1995, was to increase income before cumulative effect of accounting change by approximately $3.5 million ($0.05 per share on a diluted basis) and net income by $25.5 million ($0.35 per share on a diluted basis). Had the change in accounting policy been in effect since the beginning of 1993, net income for the years ended December 31, 1994 and 1993, would have been $143.4 million ($1.99 per share on a diluted basis) and $115.0 million ($1.61 per share on a diluted basis), respectively.

(5) In 1993, Diamond Shamrock changed its method of accounting for certain liabilities resulting from an agreement with Diamond Shamrock's former parent. The change resulted in a cumulative adjustment through December 31, 1992, of $14.2 million (net of income tax benefit of $9.4 million), or $0.20 per share on a diluted basis, which is reflected in net income for the year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

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

Seasonality

In the Northeast, demand for petroleum products varies significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for heating oil during the winter months results in the Company's Northeast operations having significantly higher accounts receivable and inventory levels during the first and fourth quarters of each year. Additionally, the Company is impacted by the increased demand for gasoline during the summer vacation season. The Company's Southwest operations are less affected by seasonal fluctuations in demand than its operations in the Northeast.

Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

Financial and operating data by geographic area for the years ended December 31, 1997 and 1996, are as follows:

Financial Data:
---------------

                                                                    Years Ended December 31,
                                                           1997                             1996
                                                         --------                         --------
                                         Southwest(1)   Northeast    Total      Southwest   Northeast   Total
                                         ---------      ---------    -----      ---------   ---------   -----
                                                                         (in millions)
Sales and other revenues .............   $7,866.8       $3,015.6     $10,882.4  $7,161.6    $3,046.8    $10,208.4
Cost of products sold(3) .............    5,031.8        1,785.7       6,817.5   4,728.9     1,821.1      6,550.0
Operating expenses ...................      762.8          124.4         887.2     802.4       125.7        928.1
Selling, general and
   administrative expenses ...........      149.9          167.4         317.3     128.8       173.2        302.0
Taxes other than income taxes ........    1,489.7          786.2       2,275.9   1,278.4       822.7      2,101.1
Depreciation and amortization ........      167.7           32.4         200.1     153.5        26.4        179.9
Merger and integration costs(5) ......         --             --            --        --          --         77.4
                                         --------       --------     ---------  --------    --------    ---------
Operating income .....................   $  264.9       $  119.5         384.4  $   69.6    $   77.7         69.9
Gain on sale of office building(2) ...   ========       ========          11.0  ========    ========           --
Interest income ......................                                    11.5                               18.4
Interest expense .....................                                  (131.7)                            (128.5)
                                                                     ---------                          ---------
Income (loss) before income taxes,
extraordinary loss and dividends of
subsidiary............................                                   275.2                              (40.2)
Provision (benefit) for income taxes                                     110.2                               (4.3)
Extraordinary loss(4).................                                     4.8                                 -
Dividends on subsidiary stock.........                                     5.4                                 -
                                                                     ---------                          ---------
Net income (loss).....................                               $   154.8                          $   (35.9)
                                                                     =========                          =========

(1) On September 25, 1997, the Company acquired Total for $851.8 million, consisting of $460.5 million of debt assumed and $391.3 million of Company Common Stock issued for the outstanding stock of Total. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Total are included from the date of acquisition.

(2) In March 1997, the Company recognized an $11.0 million gain on the sale of an office building in San Antonio, Texas which was originally purchased to serve as the Company's corporate headquarters.

(3) In December 1997, the Company recorded an $11.1 million non-cash reduction in the carrying value of crude oil inventories due to the significant drop in crude oil prices late in 1997.

(4) In November 1997, the Company terminated its ESOPs in conjunction with restructuring the employee benefit plans pursuant to the Merger, and recognized an extraordinary loss of $4.8 million (net of income tax benefit of $3.2 million), as a result of prepaying the underlying 8.77% Senior Notes related thereto.

(5) In connection with the Merger, the Company recorded merger and integration costs of $77.4 million ($53.0 million net of income tax benefit) during the fourth quarter of 1996. Such costs consisted of $13.1 million of financial, legal and registration fees and $64.3 million related to workforce reductions, writedowns of facilities and equipment, and other costs.

Operating Data:
                                                       Years Ended
                                                       December 31,
                                                  1997             1996
                                                  ----             ----
Southwest

  Mid-Continent Refineries (1):
    Throughput (bpd)........................      272,300          235,500
    Margin (dollars per barrel).............         4.89             3.61

  Wilmington Refinery:
    Throughput (bpd)........................      120,300          102,700
    Margin (dollars per barrel).............         4.61             4.66

  Retail Marketing:
    Fuel volume (bpd).......................      127,200          107,400
    Fuel margin (cents per gallon)..........         11.9             12.7
    Merchandise sales ($1,000/day)..........        2,551            2,416
    Merchandise margin (%)..................         30.2             30.6

Northeast

  Quebec Refinery:
    Throughput (bpd)........................      139,800          143,900
    Margin (dollars per barrel).............         2.35             3.15

  Retail Marketing:
    Fuel volume (bpd).......................       64,000           60,900
    Overall margin (cents per gallon) (2)...         26.8             22.2

(1) Effective September 25, 1997, the Mid-Continent Refineries, formerly referred to as McKee and Three Rivers Refineries, include the Alma, Ardmore and Denver Refineries acquired from Total. Excluding the operations of the Total Refineries for the fourth quarter of 1997, the 1997 throughput would have been 231,000 bpd and the margin would have been $5.39 per barrel.

(2) Retail marketing overall margin reported for the Northeast represents a blend of gross margin from Company and dealer operated retail stores, heating oil sales and the cardlock business segment.
     a)

Summary

Net income for the year ended December 31, 1997, totaled $154.8 million as compared to a net loss in 1996 of ($35.9) million. In the Southwest, the Company had operating income of $264.9 million in 1997, as compared to $69.6 million for 1996. The increase in operating profit was primarily due to increased refining margins at the Mid-Continent Refineries, increased throughput at the Wilmington Refinery, increased retail fuel volumes, and decreased operating expenses due primarily to efficiencies gained from the Merger. These increases were somewhat offset by a decrease in the average retail marketing fuel margin and a decrease in the retail marketing merchandise margin. In the Northeast, operating income was $119.5 million for 1997 as compared to $77.7 million for 1996, as a result of improved retail marketing fuel volumes and a 21% increase in the retail marketing margin. These increases were partially offset by a decline in the Quebec Refinery throughput and a 25% decline in the refining margin.

Southwest Operations

Sales and other revenues in the Southwest for the year ended December 31, 1997 totaled $7.9 billion and were 9.8% higher than 1996 primarily due to an 18.4% increase in retail marketing fuel volumes and the additional sales of $755.6 million from Total, acquired in September 1997.

The refining margin for the Mid-Continent Refineries of $4.89 per barrel for 1997 increased by 35.5% as compared to $3.61 per barrel for 1996, reflecting declining crude oil costs and increased demand during 1997. As a result of a partial shutdown of the McKee Refinery in the fourth quarter of 1997, throughput, excluding the Total Refineries, declined by 1.9% from 1996 to 1997; however, this shutdown of McKee allowed the Total Refineries to operate at much higher levels to supply the needed demand. During the shutdown at the McKee Refinery, the Company performed additional maintenance in order to defer a scheduled 1998 turnaround until 1999. The refining margin for the Wilmington Refinery remained steady at $4.61 per barrel in 1997 as compared to $4.66 in 1996. Throughput at the Wilmington Refinery during 1997 increased by 17.1% over the same period in 1996 to 120,300 bpd, principally due to the processing of additional feedstocks through the refinery's gas oil hydrotreater which came on stream in the second quarter of 1996.

Retail marketing fuel volume increased by 18.4% to 127,200 bpd, principally as a result of the addition of 27 new convenience stores during 1997 and increased volumes sold through Total branded convenience stores acquired in September 1997. Retail fuel margins decreased by 6.3% to 11.9 cents per gallon for 1997, due primarily to a very competitive pricing environment at the station level in the Texas market, partially offset by increased fuel margins in California and Colorado in 1997.

Merchandise sales at the Company's convenience stores increased 5.6% to $2.6 million per day during 1997 from $2.4 million per day in 1996. This increase is a direct result of the Company's plan to expand and upgrade its marketing operations, which included the construction of 27 new stores and the acquisition of 560 Total convenience stores. On a per store basis, merchandise sales increased 4.3% due to the Company closing or selling approximately 84 underperforming convenience stores. The retail marketing merchandise margin remained steady at 30.2% in 1997 as compared to 30.6% in 1996, as competitive pressures on the pricing of beer, soda and tobacco products continued.

The petrochemicals and NGL's businesses contributed $23.3 million to 1997 operating income versus $9.5 million in 1996 as a result of increased sales of polymer-grade propylene from the second splitter completed in 1996, and continued strong demand for Nitromite fertilizer. In the fourth quarter of 1997, the Company started an expansion project for the existing two propane/propylene splitters, and will complete construction of a third splitter in 1998 to take advantage of the increasing demand for polymer-grade propylene, used in the manufacture of plastics.

Operating expenses declined $39.6 million or 4.9%, to $762.8 million as a result of merger synergies experienced in both refining and marketing. Excluding the operating expenses related to Total of $66.5 million, the decline in operating expenses would have been $106.1 million or 13.2 %.

Selling, general and administrative expenses for 1997 of $149.9 million were $21.1 million higher than in 1996, and included $19.0 million of selling, general and administrative expenses incurred by Total for the three months ended December 31, 1997. Overall, selling, general and administrative expense remained level with 1996 reflecting higher selling costs incurred to support the increased sales which were offset by lower general and administrative expenses associated with synergies resulting from the Merger.

Northeast Operations

Sales and other revenues in the Northeast in 1997 totaled $3.0 billion and were $31.2 million, or 1.0%, lower than 1996, as a result of lower throughput and lower product prices during the year.

Refining margins decreased by 25.4% to $2.35 per barrel in 1997 as compared to $3.15 per barrel in 1996, due to lower average Atlantic Basin crack spreads. Throughput at the Quebec Refinery averaged 139,800 bpd or 2.8% lower than in 1996 as throughput was adversely affected by a scheduled major turnaround in the second quarter of 1997. During the recent ice storms in the Northeast, the Quebec Refinery, which is located north of the affected area, continued to operate, while competitors' refineries were shut down due to power failures, thus allowing for improved margins in early 1998.

Overall retail margins increased 4.6 cents per gallon to 26.8 cents per gallon in 1997 as compared to 1996, reflecting more stable market conditions as a result of the Company's "Value Plus" pricing program initiated in the second half of 1996, and the Home Heat and Cardlock segments' ability to maintain prices as crude oil prices declined. Retail marketing volumes increased 5.1% in 1997 as compared to 1996, to 64,000 bpd, as a result of acquiring three home heating oil businesses in 1997, and converting 55 agent-operated stores to Company-owned convenience stores.

Selling, general and administrative expenses for 1997 of $167.4 million were $5.8 million lower than in 1996, principally due to the previously mentioned cost reductions and synergies from the Merger.

Corporate Expenses

Despite significantly lower average working capital borrowings, net interest expense of $120.2 million in 1997 was $10.1 million higher than in 1996 due primarily to the assumption of approximately $400.0 million of debt at the time of the Total Acquisition and a reduction in the amount of interest capitalized on property, plant and equipment additions.

The consolidated income tax provisions for 1997 totaled $110.2 million, representing an effective tax rate of 40.0% as compared to the 1996 effective income tax benefit of ($4.3) million or 10.7%. The 1996 effective tax rate was low due to non-deductible Merger and other costs recorded in 1996. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to State income taxes and the effects of foreign operations.

Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

Financial and operating data by geographic area for the years ended December 31, 1996 and 1995 are as follows:

Financial Data:

                                                              Years Ended December 31,
                                                  1996                             1995
                                       -----------------------------        -------------------------------------
                                       Southwest   Northeast   Total        Southwest(3)    Northeast       Total
                                                                    (in millions)
Sales and other revenues.............  $7,161.6    $3,046.8    $10,208.4    $5,432.2        $2,651.3    $8,083.5
Cost of products sold................   4,728.9     1,821.1      6,550.0     3,324.3         1,538.8     4,863.1
Operating expenses...................     802.4       125.7        928.1       553.4           118.9       672.3
Selling, general and
   administrative expenses...........     128.8       173.2        302.0        89.6           165.1       254.7
Taxes other than income taxes........   1,278.4       822.7      2,101.1     1,215.7           714.6     1,930.3
Depreciation and amortization........     153.5        26.4        179.9       111.4            24.9       136.3
Merger and integration costs(1)......        -           -          77.4          -               -           -
                                       --------    --------                 --------        --------    --------
Operating income.....................  $   69.6    $   77.7         69.9    $  137.8        $   89.0       226.8
Interest income......................  ========    ========         18.4    ========        ========        13.4
Interest expense.....................                             (128.5)                                  (93.1)
                                                               ---------                                --------
(Loss) income before income taxes
and cumulative effect of accounting
change...............................                              (40.2)                                  147.1
Provision (benefit) for income taxes                                (4.3)                                   52.1
Cumulative effect of accounting
change(2)............................                                 -                                     22.0
                                                               ----------                                -------
Net (loss) income....................                          $   (35.9)                                $ 117.0
                                                               ==========                                =======

(1) In connection with the Merger, the Company recorded merger and integration costs of $77.4 million ($53.0 million net of income tax benefit) during the fourth quarter of 1996. Such costs consisted of $13.1 million of financial, legal and registration fees and $64.3 million related to workforce reductions, writedowns of facilities and equipment, and other costs.

(2) In the second quarter of 1995, the Company changed its method of accounting for refinery maintenance turnaround costs from an accrual method to a deferral method to better match revenues and expenses. The change resulted in a cumulative adjustment through December 31, 1994, of $22.0 million (net of income taxes of $13.4 million).

(3) On December 14, 1995, Diamond Shamrock acquired NCS for approximately $280.0 million. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of NCS are included from the date of acquisition.

Operating Data:
                                                              Years Ended
                                                               December 31,
                                                       1996             1995
                                                       ----             ----
Southwest

  McKee and Three Rivers Refineries:
    Throughput (bpd)............................    235,500            210,900
    Margin (dollars per barrel).................       3.61               3.49

  Wilmington Refinery:
    Throughput (bpd)............................    102,700             75,100
    Margin (dollars per barrel).................       4.66               4.38

  Retail Marketing:
    Fuel volume (bpd)...........................    107,400             79,800
    Fuel margin (cents per gallon)..............       12.7               13.8
    Merchandise sales ($1,000/day)..............      2,416              1,114
    Merchandise margin (%)......................       30.6               30.0

Northeast

  Quebec Refinery:
    Throughput (bpd)............................    143,900            135,000
    Margin (dollars per barrel) (1).............       3.15               2.33

  Retail Marketing:
    Fuel volume (bpd)...........................     60,900             56,400
    Overall margin (cents per gallon) (1) (2)...       22.2               26.3

(1) Effective January 1, 1996, the Company modified its policy for pricing refined products transferred from its Quebec Refinery to its Northeast marketing operations to more closely reflect the spot market prices for such refined products. To facilitate the comparison to the operating data for the year ended December 31, 1996, the amounts reported for the year ended December 31, 1995, have been adjusted to reflect the pricing policy change as if it had occurred on January 1, 1995. The refining margin and retail marketing fuel margin originally reported for the year ended December 31, 1995, were $3.42 and 22.9(cent), respectively.

(2) Retail marketing overall margin reported for the Northeast represents a blend of gross margin from Company and dealer operated retail stores, heating oil sales and the cardlock business segment.

Summary

The net loss for the year ended December 31, 1996, was $35.9 million, which included a pre-tax charge of $77.4 million ($53.0 million after income tax benefit) for transaction and integration costs associated with the Merger on December 3, 1996. In the Southwest, operating income was $69.6 million for the year ended December 31, 1996, a decrease of $68.2 million from the 1995 level, due primarily to increased operating expenses and depreciation expense related to the acquisition of NCS in December 1995. Also included in operating expenses is a $50.4 million one-time non-cash charge recorded in the fourth quarter of 1996 to conform accounting practices between Diamond Shamrock and Ultramar. In the Northeast, operating income was $77.7 million for the year ended December 31, 1996, a decrease of $11.3 million from the 1995 level.

Southwest Operations

Sales and other revenues in the Southwest for 1996 totaled $7.2 billion, $1.7 billion or 31.8% higher than in 1995, as average product prices increased by 21.7% and product sales volume increased by 13.6% to 416,600 bpd. Product and merchandise sales volumes increased substantially over 1995, primarily as a result of the December 1995 acquisition of NCS.

The refining margin at the McKee and Three Rivers Refineries increased by 3.4% to $3.61 per barrel in 1996, reflecting crude oil price volatility during the year. Refining margin at the Wilmington Refinery increased by 6.4% to $4.66 per barrel in 1996 due to an improvement in the heavy sour crude oil price differential. Refinery throughput at the McKee and Three Rivers Refineries during 1996 increased by 11.7% to 235,500 bpd as several upgrade and expansion projects were completed during the year. Throughput at the Wilmington Refinery in 1996 increased by 36.8% to 102,700 bpd, principally due to the operation of the Refinery's new gas oil hydrotreater. In addition, refinery throughput at the Wilmington Refinery in 1995 was adversely affected as refinery units were down on several occasions to tie in units required to make CARB specification gasoline and to replace the crude oil heater destroyed by a 1995 explosion and fire. Retail marketing fuel volume increased by 34.6% to 107,400 bpd, principally as a result of the December 1995 NCS acquisition, which included 661 Stop N Go convenience stores; however, not all Stop N Go stores sold gasoline. The retail marketing fuel margin decreased by 8.0% to 12.7 cents per gallon in 1996, due to intense competitive pressures in the California and Texas markets.

Merchandise sales at the Company's convenience stores more than doubled from $1.1 million per day in 1995 to $2.4 million per day in 1996 as a result of the NCS acquisition. Merchandise margins for the years 1996 and 1995 remained relatively constant at 30.6% and 30.0%, respectively.

Operating expenses increased $249.0 million in 1996 to $802.4 million, primarily as a result of increased marketing expenses associated with the NCS operations acquired in December 1995. In addition, the Company recorded a one-time non-cash charge of $50.4 million to conform the accounting practices between Diamond Shamrock and Ultramar.

Selling, general and administrative expenses during 1996 of $128.8 million increased by $39.2 million or 43.8% from 1995, as a result of the NCS operations and the Merger, effective December 3, 1996.

Northeast Operations

Sales and other revenues in the Northeast for 1996 totaled $3.0 billion, $395.5 million or 14.9% higher than in 1995, as average product prices increased by 11.6% and product sales volume increased by 6.0% to 159,000 bpd. Cost of products sold, as a percentage of sales, increased by 1.7% compared to 1995.

Refining margin increased 35.2% to $3.15 per barrel in 1996, from $2.33 per barrel in 1995, as a result of higher average Atlantic Basin crack spreads and the ability to process low cost Heidrun crude oil for all of 1996 as compared to only one month in 1995. Throughput at the Quebec Refinery averaged 143,900 bpd in 1996, or 6.6% higher than in 1995, as 1995 throughput was adversely affected by refinery downtime while work was performed to configure the refinery to run lower cost acidic crude oils such as Heidrun. Retail fuel margin decreased by
4.1 cents per gallon, or 15.6%, to 22.2 cents per gallon from 1995 to 1996, reflecting continued competitive pressures on motorist margins and the impact of higher distillate wholesale prices on both heating oil and cardlock sales through the first ten months of 1996. Retail marketing fuel volume for 1996 increased 8.0% from 1995, to 60,900 bpd, as a result of the Company expanding home heating oil operations and the implementation of the "Value Plus" program in the Canadian retail gasoline operations late in the second quarter of 1996.

Refining operating expenses, before depreciation, totaled $50.7 million, or $0.96 per barrel in 1996, compared to $46.1 million, or $0.94 per barrel in 1995. Refinery operating expenses in 1996 reflect increased throughput as well as the incremental additive and chemical costs associated with running Heidrun crude oil. Selling, general and administrative expenses of $173.2 million during 1996 were $8.1 million higher than in 1995, principally due to the previously mentioned acquisition of home heating oil and distribution operations in the Northeast United States during 1996 and the one-time cost related to the rollout of the "Value Plus" program.

Corporate Expenses

Net interest expense totaled $110.1 million for 1996, an increase of $30.4 million or 38.1% over the 1995 level, as average borrowings increased from $1.2 billion in 1995 to $1.6 billion in 1996 as a result of additional borrowings used to finance the NCS acquisition in December 1995. The average interest rate on the Company's borrowings was 8.2% for 1996 as compared to 8.7% for 1995.

As a result of recognizing $77.4 million in merger and integration costs, the Company incurred a net loss for 1996; however, certain of the merger costs were non-deductible for income tax purposes, thus the effective income tax benefit rate for 1996 was (10.7%). This compares to an effective tax rate of 35.4% in 1995.

Outlook

The Company's earnings depend largely on refining and retail marketing margins. The petroleum refining and marketing industry has been and continues to be volatile and highly competitive. The cost of crude oil purchased by the Company as well as the price of refined products sold by the Company have fluctuated significantly in the past. As a result of the historic volatility of refining and marketing margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels.

During the latter part of the fourth quarter of 1997 and continuing into 1998, crude oil prices have declined significantly from the same period a year ago. The decline in crude oil prices is the result of Saudi Arabia indicating in November 1997 that it would increase production, the milder winter weather brought about by the phenomenon known as El Nino, and the likelihood that economic turmoil in southeast Asia will trim demand. Continued unrest in the Middle East has added a great deal of uncertainty to what will happen to crude oil prices for the rest of the first quarter and throughout the balance of 1998. Should any military action occur, the impact on production and deliveries of Middle East crude oil will more than likely spike crude oil prices industry wide. In general, low distillate demand has put downward pressure on product prices, which has not been entirely offset by the lower crude oil prices, thus squeezing refinery margins. Should crude oil prices remain at levels materially lower than December 31, 1997 prices, the Company will be required to reduce the carrying value of its crude oil inventories.

West Coast refining margins have remained stronger than most of the other regions of the country as the first quarter of 1998 begins, and the retail margins continue to be strong; however, retail volumes have been affected in some areas due to heavy California rains. Mid-Continent refining margins have declined as we enter the first quarter of 1998 and retail margins have remained steady with levels of the fourth quarter of 1997. Merchandise margins for the first quarter of 1998 are expected to remain constant with levels obtained in the fourth quarter of 1997.

In eastern Canada, refining margins have declined in the first quarter of 1998, while retail margins continued to be strong. The Quebec Refinery, which is located north of the area affected by the recent ice storms, was able to operate while other refineries were forced to shut down. Demand for heating oil has strengthened, helping maintain retail heating oil prices; however, not at normal winter volume levels. See "Certain Forward Looking Statements."

Environmental Matters

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates. The Company has accrued liabilities for estimated site restoration costs to be incurred in the future at certain facilities and properties. In addition, the Company has accrued liabilities for environmental remediation obligations at various sites, including the multiparty sites in the Southwest where the Company has been identified as a potentially responsible party. Under the Company's accounting policy, liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. As of December 31, 1997 and 1996, accruals for environmental matters amounted to $213.9 million (including $79.7 million related to Total) and $151.4 million, respectively. Charges to income for environmental matters during the years ended December 31, 1997 and 1996, were $1.3 million and $41.7 million, respectively. Charges in 1995 were not significant.

Capital Expenditures

The refining and marketing of petroleum products is a capital intensive business. Significant capital requirements include expenditures to upgrade or enhance refinery operations to meet environmental regulations and maintain the Company's competitive position, as well as to acquire, build and maintain broad-based retail networks. The capital requirements of the Company's operations consist primarily of (i) reliability, environmental and regulatory expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations (including reformulated fuel specifications, stationary source emission standards and underground storage tank regulations); and (ii) growth opportunity expenditures, such as those planned to expand and upgrade its retail marketing business, to increase the capacity of certain refinery processing units and pipelines and to construct additional petrochemical processing units.

During the year ended December 31, 1997, capital expenditures and acquisitions of marketing operations totaled $267.9 million, of which $166.9 million related to growth opportunity expenditures. Growth opportunity spending included $26.7 million for the benzene/toluene/xylene (BTX) extraction unit at the Three Rivers Refinery, which started up in May 1997. Other growth opportunity spending during 1997 included $13.9 million to upgrade the fluid catalytic cracking unit (FCCU) to increase production yields at the Quebec Refinery, $15.7 million for expansion of the two existing propane/propylene splitters at Mont Belvieu and $4.7 million to increase pipeline and terminal capacity in Denver, El Paso and Albuquerque.

In conjunction with its plans to expand and upgrade its retail marketing operations, the Company also spent $75.1 million related to retail marketing growth projects ($2.4 million of which was lease financed), including the acquisition of three retail home heating oil operations in the northeast United States and the completion of 27 new convenience stores in Arizona, California and Colorado.

The Company is continually investigating strategic acquisitions and other business opportunities, some of which may be material, that will complement its current business activities. For fiscal year 1998, the Company has established a capital projects budget of approximately $320.7 million, which includes $168.0 million of growth opportunity projects and $142.7 million of reliability and regulatory projects. These budgeted amounts are reviewed throughout the year by management and are subject to change based on other opportunities that arise.

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

Liquidity and Capital Resources

As of December 31, 1997, the Company had cash and cash equivalents of $92.0 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

On June 25, 1997, UDS Capital I (the Trust), a wholly-owned subsidiary of the Company, issued $200.0 million of 8.32% Trust Originated Preferred Securities (TOPrS) in an underwritten public offering. The TOPrS represent preferred undivided interests in the Trust's assets, with a liquidation preference of $25.00 per security. Distributions on the TOPrS are cumulative and payable quarterly in arrears, at the annual rate of 8.32% of the liquidation amount. The Company has fully and unconditionally guaranteed, on a subordinated basis, the dividend payments due on the TOPrS. The proceeds from the issuance of the TOPrS were used to reduce long-term debt of the Company.

On September 25, 1997, the Company completed the acquisition of 100% of the common stock of Total, a Denver, Colorado based petroleum refining and marketing company. Total had 6,000 employees and operated the Ardmore, Alma and Denver Refineries. The three refineries have a combined capacity of 147,000 barrels of crude oil per day. Total distributed gasoline and merchandise through approximately 2,100 branded outlets, of which approximately 560 were company-operated. The purchase price included the issuance of 12,672,213 shares of Company Common Stock and the assumption of $460.5 million of debt outstanding. On September 25, 1997, the Company repaid most of the debt of Total with the proceeds of a $150.0 million short-term bridge loan provided by three banks and with the proceeds from the issuance of commercial paper and borrowings under uncommitted bank credit lines.

On October 14, 1997, the Company completed a public offering of $400.0 million of senior notes (the Total Senior Notes) to refinance most of the debt incurred to finance the acquisition of Total. The Total Senior Notes were issued in three separate series. The 7.20% Notes due October 15, 2017 (the 2017 Notes) totaling $200.0 million, the 6.75% Notes due October 15, 2037 (the 2037 Notes) totaling
$100.0 million, and the 7.45% Notes due October 15, 2097 (the 2097 Notes) totaling $100.0 million. Interest on the Total Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The 2017 Notes and the 2097 Notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount, or (b) the sum of the present value of outstanding principal and interest thereon discounted, at the U.S. Treasury Yield plus 20 basis points, together with accrued interest, if any, to the date of redemption. The 2037 Notes may be redeemed, in whole or in part, by the holders on October 15, 2009, at a redemption price equal to 100% of the principal plus accrued and unpaid interest. After October 15, 2009, the 2037 Notes are redeemable at the option of the Company in the same manner as the 2017 Notes and 2097 Notes.

As of December 31, 1997, the Company had approximately $592.3 million remaining borrowing capacity under its committed bank facilities and commercial paper program. In addition to its committed bank facilities, on December 31, 1997, the Company had approximately $479.4 million of borrowing capacity under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company had $300.0 million available under universal shelf registrations previously filed with the Securities and Exchange Commission. Subsequent to December 31, 1997, the Company filed an amendment to the universal shelf registration, increasing the amount available to $1.0 billion. The net proceeds from any debt or equity offering under the existing universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The Company also has $77.8 million available pursuant to committed lease facilities aggregating $355.0 million, under which the lessors will construct or acquire and lease to the Company primarily retail stores.

The Bank facilities and other debt agreements require that the Company maintain certain financial ratios and other restrictive covenants. The Company is in compliance with such covenants and believes that such covenants will not have a significant impact on the Company's liquidity or its ability to pay dividends. The Company believes its current sources of funds will be sufficient to satisfy its capital expenditure, working capital, debt service and dividend requirements for at least the next twelve months.

On February 4, 1998, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on March 5, 1998, to holders of record on February 20, 1998. In addition, the Board of Directors declared a quarterly dividend of $0.625 per share on the Company's 5% Cumulative Convertible Preferred Stock payable on March 13, 1998, to holders of record on February 20, 1998.

Cash Flows For The Year Ended December 31, 1997

During the year ended December 31, 1997, the Company's cash position decreased $105.9 million to $92.0 million. Net cash provided by operating activities was $235.2 million due to increased net income and management's efforts to reduce receivable and inventory levels, which were partially offset by decreases in current payables and other long-term liabilities.

Net cash used in investing activities during the year ended December 31, 1997, totaled $614.0 million, including $402.4 million for the purchase of Total. Other cash outflows were for scheduled capital expenditures of $247.1 million and the acquisition of marketing operations for $20.8 million, and cash received of $93.8 million was related to proceeds from the sales of property, plant and equipment.

Net cash provided by financing activities during the year ended December 31, 1997, totaled $271.9 million, primarily due to the issuance of preferred stock of a subsidiary of $200.0 million and increased long-term borrowings of $415.9 million associated primarily with the Total acquisition. During 1997, the
Company repaid $189.2 million of commercial paper and other short-term borrowings. For 1997, the Company declared and paid cash dividends totaling $89.8 million on its outstanding Common Stock ($1.10 per share) and 5% Cumulative Convertible Preferred Stock ($2.50 per share), an increase of $20.0 million over dividend payments made in 1996 which totaled $69.8 million.

Derivative Financial Instruments

The Company uses interest rate swaps, foreign exchange contracts and commodity futures, option and price swap contracts to manage its exposure to interest rates, foreign currency exchange rates and commodity price volatility. The Company controls its derivative positions based on their underlying principal values and does not use such agreements with the intent of producing speculative gains. The Company does not use complex leveraged derivative transactions. See Notes to Consolidated Financial Statements - Note 17 Financial Instruments.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. Subsequent to December 31, 1997, the Canadian dollar set an historical low against the U.S. dollar. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity as of December 31, 1997, by $78.2 million. Although the Company expects the exchange rate to fluctuate during 1998, it cannot reasonably predict its future movement.

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

Impact of Year 2000 Issue

The Year 2000 issue is the result of using two digits rather than four digits to define a year within older computer software and hardware configurations. Older programs and equipment, which are date-sensitive, may recognize a "00" as the year 1900 instead of the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's U.S. information technology (IT) systems are substantially all year 2000 compliant as a result of implementing a new IT system in 1995, with the exception of the Total IT system recently acquired. The Company is in the process of migrating Total's operation into the new IT system, which is expected to be completed by June 1998 at a cost of approximately $4.3 million. The Company's Canadian IT system is currently not year 2000 compliant. However, the joint venture, into which the Canadian operations are being contributed, is currently implementing a new IT system, which will be year 2000 compliant when implemented in October 1998. The Company's share of the cost of the joint venture system is estimated to be $5.4 million.

Beyond the IT systems, the Company is in the process of reviewing all other critical operating functions and significant suppliers/vendors to determine the extent to which the Company is vulnerable to year 2000 situations. Based on a preliminary assessment, the Company believes that it will be able to make all necessary conversions to be year 2000 compliant by December 31, 1998, and the impact of such compliance is not expected to have a material effect on financial position or the results of operations.

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in the U.S. and Canadian economies, increasing the cost to acquire or replace property, plant and equipment and increasing the costs of supplies and labor. As previously noted, to the extent permitted by competition, the Company passes along increased costs to its customers.

In addition, the Company is affected by volatility in the cost of crude oils and refined petroleum products as market conditions continue to be the primary factor in determining the costs of the Company's products. The Company uses the LIFO method of accounting for its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. This statement establishes new standards for the way business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied for interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company plans to adopt SFAS No. 131 in the fourth quarter of 1998.

The FASB issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassifications of financial statements for earlier periods provided is required for comparative purposes. The Company plans to adopt SFAS No. 130 in the first quarter of 1998, which will require the reclassification of certain previously reported amounts.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for periods ending after December 15, 1997, and early adoption is not permitted. The Company adopted SFAS No. 128 effective December 31, 1997, and accordingly, all prior period EPS amounts and weighted average number of share amounts have been restated to conform with the new requirements.

Certain Forward Looking Statements

This Annual Report on Form 10-K and the Proxy Statement, incorporated herein by reference, contain certain "forwardlooking" statements as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this Annual Report or the Proxy Statement, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its subsidiaries or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors.

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Report of Independent Public Accountants

To Ultramar Diamond Shamrock Corporation:

We have audited the accompanying consolidated balance sheet of Ultramar Diamond Shamrock Corporation (a Delaware corporation) and subsidiaries (the Company) as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultramar Diamond Shamrock Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included under Part IV, Item 14(d) is presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ ARTHUR ANDERSEN LLP

San Antonio,  Texas
February 27, 1998


                         Report of Independent Auditors


Board of Directors and Stockholders
Ultramar Diamond Shamrock Corporation:

We have audited the accompanying consolidated balance sheet of Ultramar Diamond Shamrock Corporation (formerly Ultramar Corporation) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the 1996 and 1995 financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated balance sheet of the Diamond Shamrock operations as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996, which financial statements reflect total assets constituting 50% in 1996 and total revenues constituting 49% in 1996 and 46% in 1995 of the related consolidated totals, and the 1996 and 1995 financial statement schedule of the Diamond Shamrock operations listed in the Index at
Item 14(a). Those financial statements and schedule were audited by Price Waterhouse LLP whose report has been furnished to us, and our opinion, in sofar as it relates to data included for the Diamond Shamrock operations, is based solely on the report of Price Waterhouse LLP.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the report of Price Waterhouse LLP provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of Price Waterhouse LLP, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultramar Diamond Shamrock Corporation as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of Price Waterhouse LLP, the related 1996 and 1995 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, in 1995, the Company changed its method of accounting for refinery maintenance turnaround costs.


                                                      /s/ ERNST & YOUNG LLP

San Antonio,  Texas
February 7, 1997


                        Report of Independent Accountants


To the Board of Directors and Stockholders of Ultramar Diamond Shamrock Corporation:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of the Diamond Shamrock operations of Ultramar Diamond Shamrock Corporation as of December 31, 1996 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1996, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Ultramar Diamond Shamrock Corporation's management; our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP


San Antonio,  Texas
February 7, 1997



                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                         1997             1996
                                                                                   ----------------    ------------
                                                                                   (in millions, except share data)

                                      Assets
Current assets:
   Cash and cash equivalents...................................................    $   92.0           $   197.9
   Accounts and notes receivable, less allowances for uncollectible
     accounts of $16.2 million in 1997 and $15.4 million in 1996...............       673.9               503.1
   Inventories.................................................................       741.0               633.3
   Prepaid expenses and other current assets...................................        53.1                35.0
   Deferred income taxes.......................................................        50.8                30.0
                                                                                   --------           ---------
      Total current assets.....................................................     1,610.8             1,399.3
                                                                                   --------           ---------

Property, plant and equipment..................................................     4,654.3             3,685.2
Less accumulated depreciation and amortization.................................    (1,093.3)             (954.4)
                                                                                   --------           ---------
                                                                                    3,561.0             2,730.8
Other assets, net..............................................................       422.9               289.9
                                                                                   --------           ---------
    Total assets...............................................................    $5,594.7            $4,420.0
                                                                                   ========            ========

                        Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable and current portion of long-term debt.........................    $    6.5           $     3.2
   Accounts payable............................................................       661.7               540.7
   Accrued liabilities.........................................................       331.9               328.9
   Taxes other than income taxes...............................................       237.2               191.3
   Income taxes payable........................................................        13.4                32.1
                                                                                   --------           ---------
      Total current liabilities................................................     1,250.7             1,096.2

Long-term debt, less current portion...........................................     1,866.4             1,646.3
Other long-term liabilities....................................................       403.5               349.6
Deferred income taxes..........................................................       187.5                87.0
Commitments and contingencies

Company obligated preferred stock of subsidiary................................       200.0                  -

Stockholders' equity:
   5% Cumulative Convertible Preferred Stock, par value $0.01 per share:
     25,000,000 shares authorized, 1,724,400 and 1,725,000 shares
     issued and outstanding as of December 31, 1997 and 1996...................          -                   -
   Common Stock, par value $0.01 per share:
     250,000,000 shares authorized, 86,663,000 and 74,710,000 shares
     issued and outstanding as of December 31, 1997 and 1996...................         0.9                 0.7
   Additional paid-in capital..................................................     1,534.9             1,137.0
   Treasury stock, ESOP and other..............................................       (30.1)              (32.2)
   Retained earnings...........................................................       259.1               193.7
   Cumulative foreign currency translation adjustment..........................       (78.2)              (58.3)
                                                                                   --------           ---------
     Total stockholders' equity................................................     1,686.6             1,240.9
                                                                                   --------           ---------
     Total liabilities and stockholders' equity................................    $5,594.7            $4,420.0
                                                                                   ========           =========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years Ended December 31,
                                                            1997          1996          1995
                                                            ----          ----          ----
                                                          (in millions, except per share data)

Sales and other revenues (including excise taxes)         $10,882.4     $10,208.4     $8,083.5
                                                          ---------     ---------     --------
Operating costs and expenses:
   Cost of products sold...............................     6,817.5       6,550.0      4,863.1
   Operating expenses..................................       887.2         928.1        672.3
   Selling, general and administrative expenses........       317.3         302.0        254.7
   Taxes other than income taxes.......................     2,275.9       2,101.1      1,930.3
   Depreciation and amortization.......................       200.1         179.9        136.3
   Merger and integration costs........................          -           77.4           -
                                                          ----------    ----------    ---------
      Total operating costs and expenses...............    10,498.0      10,138.5      7,856.7
                                                          ----------    ----------    ---------

Operating income.......................................       384.4          69.9        226.8
  Interest income......................................        11.5          18.4         13.4
  Interest expense.....................................      (131.7)       (128.5)       (93.1)
  Gain on sale of office building......................        11.0            -            -
                                                          ----------    ----------    ---------
Income (loss) before income taxes, extraordinary
 loss, cumulative effect and dividends of subsidiary...       275.2         (40.2)       147.1
  Provision (benefit) for income taxes.................       110.2          (4.3)        52.1
  Dividends on preferred stock of subsidiary...........         5.4            -            -
                                                          ----------    ----------    ---------
Income (loss) before extraordinary loss and
 cumulative effect.....................................       159.6         (35.9)        95.0
  Extraordinary loss on debt extinguishment............        (4.8)           -            -
  Cumulative effect of accounting change...............          -             -          22.0
                                                          ----------    ----------    ---------
Net income (loss)......................................       154.8         (35.9)       117.0
  Dividends on Cumulative Convertible Preferred Stock           4.3           4.3          4.3
                                                          ----------    ----------    ---------

Net income (loss) applicable to Common Shares..........   $   150.5     $   (40.2)    $  112.7
                                                          ==========    ==========    =========
Basic income (loss) per share:
   Income (loss) before extraordinary loss and            $     1.99        $(0.54)       $1.31
     cumulative effect.................................
   Extraordinary loss on debt extinguishment...........        (0.06)          -            -
   Cumulative effect of accounting change..............          -             -           0.31
                                                          ----------    ----------    ---------
   Net income (loss)...................................   $     1.93        $(0.54)       $1.62
                                                          ==========    ==========    =========

Diluted income (loss) per share:
   Income (loss) before extraordinary loss and
     cumulative effect.................................   $     1.94        $(0.54)       $1.30
   Extraordinary loss on debt extinguishment...........        (0.06)          -            -
   Cumulative effect of accounting change..............          -             -           0.30
                                                          ----------    ----------    ---------
   Net income (loss)...................................   $     1.88        $(0.54)       $1.60
                                                          ==========    ==========    =========

Weighted average number of shares:
   Basic...............................................        78.120        74.427       69.467
   Diluted.............................................        82.424        74.427       73.333

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1996 and 1995
                                  (in millions)



                                                                                                  Cumulative
                                                                       Treasury                    Foreign
                                                        Additional      Stock,                     Currency         Total
                                             Common      Paid-in       ESOP and     Retained     Translation    Stockholders'
                                             Stock       Capital        Other       Earnings      Adjustment       Equity
                                             ------     ----------     ---------    --------     -----------    -------------
Balance at January 1, 1995..........          $0.7      $  988.6       $(45.6)      $249.9        $(70.7)        $1,122.9

  Issuance of Common Stock..........            -          128.6          2.7         (0.6)           -             130.7
  Payment of ESOP note..............            -             -           5.8           -             -               5.8
  Net income........................            -             -            -         117.0            -             117.0
  Cash dividends....................            -             -            -         (64.6)           -             (64.6)
  Other, net........................            -            0.6        (0.4)          1.0          15.0             16.2
                                             -----      ----------     ---------    ---------     ------         --------
Balance at December 31, 1995........           0.7       1,117.8       (37.5)        302.7         (55.7)         1,328.0

  Issuance of Common Stock..........            -           16.4         1.2          (3.1)           -              14.5
  Payment of ESOP note..............            -             -          4.2            -             -               4.2
  Net loss..........................            -             -           -          (35.9)           -             (35.9)
  Cash dividends....................            -             -           -          (69.8)           -             (69.8)
  Other, net........................            -            2.8        (0.1)         (0.2)         (2.6)            (0.1)
                                             -----      --------       ---------    ------        ------         --------
Balance at December 31, 1996........           0.7       1,137.0       (32.2)        193.7         (58.3)         1,240.9

  Issuance of Common Stock..........           0.1           6.7        (0.7)           -             -               6.1
  Termination of ESOP...............            -             -          2.8            -             -               2.8
  Net income........................            -             -           -          154.8            -             154.8
  Cash dividends....................            -             -           -          (89.8)           -             (89.8)
  Acquisition of Total..............           0.1         391.2          -             -             -             391.3
  Other, net........................            -             -           -            0.4         (19.9)           (19.5)
                                             -----      --------     ----------    ---------     -------        ---------
Balance at December 31, 1997........          $0.9      $1,534.9      $(30.1)       $259.1        $(78.2)        $1,686.6
                                             =====      ========     ==========    =========     =======        =========

As of December 31, 1997,  1996 and 1995, the Company had issued and  outstanding
1,724,400  shares,  1,725,000 shares and 1,725,000 shares,  respectively,  of 5%
Cumulative Convertible Preferred Stock with a par value of less than $100,000.


          See accompanying notes to consolidated financial statements.

                                       ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Years Ended December 31,
                                                                       1997          1996          1995
                                                                       ----          ----          ----
                                                                              (in millions)
Cash Flows from Operating Activities:
Net income (loss).............................................         $ 154.8       $(35.9)       $ 117.0
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization..............................           200.1        179.9          136.3
   Provision for losses on receivables........................            14.9         13.6           13.8
   (Gain) loss on sale of property, plant and equipment.......           (11.4)         0.2           (1.2)
   Deferred income tax provision (benefit)....................           104.8        (45.7)          39.3
   Other, net.................................................             3.4          1.0          (19.6)
   Changes in operating assets and liabilities, net of acquisition:
     Decrease (increase) in accounts and notes receivable                 25.6       (119.9)           3.1
     Decrease (increase) in inventories.......................            46.5         31.7          (32.1)
     (Decrease) increase in accounts payable and other current
     liabilities..............................................          (221.5)       213.9           31.2
     (Decrease) increase in other long-term liabilities.......           (57.0)        20.0          (46.5)
     Other, net...............................................           (25.0)        34.8            4.2
                                                                       -------       ------        -------
       Net cash provided by operating activities..............           235.2        293.6          245.5
                                                                       -------       ------        -------
Cash Flows from Investing Activities:
  Capital expenditures........................................          (247.1)      (315.2)        (474.6)
  Acquisition of Total, net of cash acquired..................          (402.4)          -              -
  Acquisition of marketing operations.........................           (20.8)       (27.9)        (163.5)
  Deferred refinery maintenance turnaround costs..............           (25.6)       (11.5)         (12.4)
  Expenditures for investments................................           (11.9)        (5.2)          (2.7)
  Proceeds from sales of property, plant and equipment........            93.8         51.6           16.6
                                                                       -------       ------        -------
    Net cash used in investing activities.....................          (614.0)      (308.2)        (636.6)
                                                                       -------       ------        -------
Cash Flows from Financing Activities:
  Proceeds from issuance of Common Stock......................             5.5         14.0          128.0
  Net change in commercial paper and short-term borrowings..            (189.2)          -              -
  Proceeds from long-term debt borrowings.....................           415.9        578.9          790.0
  Repayment of long-term debt.................................           (68.3)      (490.5)        (375.9)
  Issuance of Company obligated preferred stock of                       200.0           -              -
subsidiary...
  Payment of cash dividends...................................           (89.8)       (69.8)         (64.6)
  Other, net..................................................            (2.2)         5.2            6.1
                                                                       -------      -------        -------
    Net cash provided by financing activities.................           271.9         37.8          483.6

Effect of exchange rate changes on cash.......................             1.0         (0.8)           0.5
                                                                       -------      -------        -------

Net (Decrease) Increase in Cash and Cash Equivalents                    (105.9)        22.4           93.0
Cash and Cash Equivalents at Beginning of Year................           197.9        175.5           82.5
                                                                       -------       ------        -------

Cash and Cash Equivalents at End of Year......................         $  92.0      $ 197.9        $ 175.5
                                                                       =======      =======        =======

          See accompanying notes to consolidated financial statements.


                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

NOTE 1: Summary of Significant Accounting Policies

Basis of Presentation: Ultramar Diamond Shamrock Corporation (the Company or UDS, formerly Ultramar Corporation or Ultramar) was incorporated in the state of Delaware in 1992 and is a leading independent refiner and marketer of petroleum products (principally transportation fuels and heating oil) and convenience store merchandise in the southwest and central regions of the United States (the Southwest), and the northeast United States and eastern Canada (the Northeast). The Company owns and operates seven refineries located in Texas, California, Michigan, Oklahoma, Colorado and Quebec, Canada and, markets its products through 2,743 Company-operated convenience stores and 3,456 wholesale outlets. In the Southwest, the Company also stores and markets natural gas liquids, anhydrous ammonia and polymer-grade propylene at its facilities at Mont Belvieu, Texas and, in the Northeast, the Company sells, on a retail basis, home heating oil to approximately 236,000 households.

Effective December 3, 1996, under the terms of an Agreement and Plan of Merger dated September 22, 1996, between Ultramar and Diamond Shamrock, Inc. (Diamond Shamrock), Diamond Shamrock was merged with and into Ultramar, in a transaction accounted for as a pooling-of-interests (the Merger, see note 3). In connection with the Merger, Ultramar changed its name to Ultramar Diamond Shamrock Corporation.

On September 25, 1997, the Company completed its acquisition of Total Petroleum (North America) Ltd. (Total). The purchase price included the issuance of shares of Company Common Stock and the assumption of Total's outstanding debt. The acquisition has been accounted for using the purchase method and, accordingly, operating results of Total subsequent to the date of acquisition have been included in the 1997 consolidated statement of operations. Total was an independent refiner and marketer, operating three refineries in Michigan, Oklahoma and Colorado, and marketing its products in the central region of the United States through company-owned convenience stores and wholesale outlets.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and joint ventures and partnerships in which a controlling interest is held. Investments in 50% or less owned companies and joint ventures are accounted for using the equity method of accounting. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation, environmental liabilities, and pensions, based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories: Crude oil and refined and other finished product inventories are valued at the lower of cost or market (net realizable value). Cost is determined primarily on the last-in, first-out (LIFO) basis. Materials, supplies and convenience store merchandise are valued at average cost, not in excess of market value.

Property, Plant and Equipment: Additions to property, plant and equipment including capitalized interest are recorded at cost. Depreciation is provided principally by the straight-line method over the estimated useful lives of the related assets. Assets recorded under capital leases and leasehold improvements are amortized by the straight-line method over the shorter of the lease term or the useful life of the related asset.

Goodwill: The excess of cost (purchase price) over the fair value of net assets of businesses acquired (goodwill) is being amortized by the straight-line method over periods ranging from 10 to 30 years.

Refinery Maintenance Turnaround Costs: Refinery maintenance turnaround costs are deferred when incurred and amortized over the period of time estimated to lapse until the next turnaround occurs.

Environmental Remediation Costs: Environmental remediation costs are expensed if they relate to an existing condition caused by past operations and do not contribute to future revenue generation. Liabilities are accrued when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Estimated liabilities are not discounted to present value.

Excise Taxes: Federal excise and state motor fuel taxes collected on the sale of products and remitted to governmental agencies are included in sales and other revenues and, in taxes other than income taxes.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

Foreign Currency Translation: The functional currency of the Company's Canadian operations is the Canadian dollar. The translation into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the year. Adjustments resulting from such translation are recorded as a separate component of stockholders' equity.

Stock-Based Compensation: The Company accounts for stock-based compensation using the intrinsic value method, in accordance with Accounting Principles Board Opinion (APB) No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the amount an employee must pay to acquire the stock.

Income Per Share:  In February 1997, the Financial  Accounting  Standards  Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in APB No. 15, "Earnings Per Share," and makes them more comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the statement of operations. The Company adopted SFAS No. 128 as of December 31, 1997, and has restated all prior-period income (loss) per share data.

The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share is based on the weighted average number of common shares outstanding during the year and, to the extent dilutive, common stock equivalents consisting of stock options, stock awards subject to restrictions, stock appreciation rights and convertible preferred stock. Basic income (loss) per share is adjusted for dividend requirements on preferred stock.

New Accounting Pronouncement: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. The Company plans to adopt SFAS No. 130 in the first quarter of 1998.

Reclassifications: Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

NOTE 2: Acquisition of Total

On September 25, 1997, the Company completed its acquisition of Total. The purchase price included the issuance of 12,672,213 shares of Company Common Stock, valued at $30.875 per share, and the assumption of approximately $460.5 million of debt. To finance the immediate pay-off of the debt assumed from Total, the Company obtained a $150.0 million bridge loan from a group of banks, borrowed funds under uncommitted bank credit lines and issued commercial paper. The $150.0 million bridge loan had an interest rate equal to 5.92% and was refinanced on October 14, 1997 (see note 10).

The acquisition has been accounted for using the purchase method. The purchase price has been allocated based on an estimate of the fair values of the individual assets and liabilities at the date of acquisition. The excess of purchase price over the estimate of the fair values of the net assets acquired was approximately $76.5 million and is being amortized as goodwill on a straight-line basis over 25 years. A summary of the purchase price allocation is as follows (in millions):


Working capital......................................      $ 36.1
Property, plant and equipment........................       842.6
Excess of cost over fair value of net assets of
  purchased business.................................        76.5
Other, net (includes $18.0 million of severence            (103.4)
                                                           -------
liabilities).........................................
Total purchase price.................................       851.8
     Less Company Common Stock issued................      (391.3)
                                                           -------
Debt assumed.........................................      $460.5
                                                           =======

The following unaudited pro forma information presents summary consolidated statements of operations of the Company and Total as if the acquisition had occurred as of January 1, 1997 and 1996. The pro forma amounts include certain adjustments such as amortization of goodwill, additional operating costs to account for refinery maintenance turnaround costs under the deferral method versus accrual method, and certain other adjustments, together with related income tax effects.


                                                   Years Ended December 31,
                                                     1997             1996
                                                     ----             ----
                                            (in millions, except per share data)


Sales and other revenues........................  $ 13,179.7       $ 13,541.8
Income (loss) before extraordinary loss                165.6            (34.8)
Net income (loss)...............................       160.8            (34.8)
Net income (loss) applicable to Common Shares...       156.5            (39.1)

Net income (loss) per share:
   Basic........................................       $1.79           $(0.45)
   Diluted.......................................       1.75            (0.45)

These unaudited pro forma results have been prepared for comparative purposes only. They do not include the cost reductions or operating synergies expected to result from the acquisition and therefore are not indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they indicative of future operating results.

NOTE 3: Merger of Ultramar and Diamond Shamrock

On December 3, 1996, Diamond Shamrock merged with and into Ultramar. In connection with the Merger, the Company issued 29,876,507 shares of its Common Stock and 1,725,000 shares of its newly created 5% Cumulative Convertible
Preferred Stock in exchange for all the outstanding common stock and 5% cumulative convertible preferred stock of Diamond Shamrock. The shareholders of Diamond Shamrock received 1.02 shares of UDS Common Stock for each share of Diamond Shamrock common stock and one share of UDS 5% Cumulative Convertible
Preferred Stock for each share of Diamond Shamrock 5% cumulative convertible preferred stock. The Merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the Merger to include the results of operations, financial position and cash flows of Ultramar and Diamond Shamrock. In addition, all share amounts, stock option data and per share amounts were adjusted to give effect to the above exchange of UDS stock for Diamond Shamrock stock.

The following table presents the separate Ultramar and Diamond Shamrock amounts for the years ended December 31, 1996 and 1995.

                                                   Years Ended December 31,

                                                      1996             1995
                                                      ----             ----

                                           (in millions, except per share data)
Sales and other revenues:
  Ultramar.......................................   $ 3,421.8         $ 2,714.4
  Diamond Shamrock...............................     4,993.7           3,703.0
  Reclassifications..............................     1,792.9           1,666.1
                                                    ----------        ---------
     Total.......................................   $10,208.4         $ 8,083.5
                                                    ==========        =========

Net (loss) income:
  Ultramar.......................................   $    48.2         $    69.7
  Diamond Shamrock...............................       (31.1)             47.3
  Merger and transaction costs, net of income
    tax benefit..................................       (53.0)               -
                                                    ----------        ----------
     Total.......................................   $   (35.9)        $   117.0
                                                    ==========        ==========

Dividends per share:
  Ultramar Common Stock..........................   $     1.10        $     1.10
  Diamond Shamrock common stock..................         0.56              0.56
  Diamond Shamrock preferred stock...............         2.50              2.50

In combining the financial information, certain reclassifications of historical financial data have been made to conform the accounting policies of the two companies.

In connection with the Merger, the Company recorded merger and integration expenses of $77.4 million ($53.0 million net of income tax benefit) during the fourth quarter of 1996. Merger expenses of $13.1 million consist principally of financial and legal fees and registration costs. Integration expenses of $64.3 million include costs to combine the two operations, including expenses associated with a workforce reduction of approximately 200 employees, the termination of certain agreements, the writedown of certain facilities and equipment and other expenses. Integration expenses accrued at December 31, 1997 and 1996, totaled $13.5 million and $61.3 million, respectively.

NOTE 4: Acquisition of National Convenience Stores

On December 14, 1995, Diamond Shamrock completed the acquisition of National Convenience Stores, Inc. (NCS). NCS operated 661 Stop N Go convenience stores located in Texas. The total purchase price was approximately $280.0 million. The acquisition was accounted for using the purchase method and, accordingly, the operating results of NCS have been included in the consolidated statements of operations since the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was approximately $160.5 million and is being amortized on a straight-line basis over 20 years.

The pro forma financial data below for the year ended December 31, 1995, which combines the results of operations of the Company and NCS prior to the acquisition, are unaudited and reflect purchase price adjustments assuming the acquisition had occurred on January 1, 1995 (in millions, except per share data).


Sales and other revenues.............................          $ 8,946.6
Net income...........................................              110.3
Net income applicable to Common Shares...............              106.0

Net income per share:
  Basic..............................................          $     1.53
  Diluted............................................                1.50

NOTE 5: Change in Accounting for Refinery Maintenance Turnaround Costs

During the second quarter of 1995, Ultramar changed its method of accounting for refinery maintenance turnaround costs from an accrual method to a deferral and amortization method to better match revenues and expenses. The change resulted in a cumulative adjustment through December 31, 1994, of $22.0 million (net of income taxes of $13.4 million) or $0.30 per share on a diluted basis, which is included in net income for the year ended December 31, 1995. The effect of the change on the year ended December 31, 1995, was to increase income before cumulative effect of accounting change by approximately $3.5 million, net of income taxes ($0.05 per share on a diluted basis) and net income by $25.5 million ($0.35 per share on a diluted basis).

NOTE 6: Accounts and Notes Receivable

Accounts and notes receivable consisted of the following:

                                                            December 31,
                                                       1997            1996
                                                       ----            ----
                                                            (in millions)

Accounts receivable..............................     $ 654.2         $ 482.5
Notes receivable.................................         9.7            15.5
                                                      -------
  Total..........................................       663.9           498.0
Allowance for uncollectible accounts.............     (16.2)            (15.4)
Other............................................       26.2             20.5
                                                      -------
  Net accounts and notes receivable..............     $ 673.9         $ 503.1
                                                      =======         =======

NOTE 7: Inventories

Inventories consisted of the following:


                                                            December 31,
                                                       1997            1996
                                                       ----            ----
                                                           (in millions)


Crude oil and other feedstocks...................     $ 184.2         $ 309.2
Refined and other finished products..............       496.8           264.7
Materials, supplies and convenience store items          60.0            59.4
                                                      -------         -------
  Total inventories..............................     $ 741.0         $ 633.3
                                                      =======         =======

In December 1997, the Company recorded an $11.1 million non-cash reduction in the carrying value of crude oil inventories to reduce such inventories to replacement cost which was lower than LIFO cost. As of December 31, 1996, replacement cost exceeded the LIFO cost of inventories by $148.5 million.

NOTE 8: Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following:


                                   Estimated              December 31,
                                  Useful Lives     1997              1996
                                  ------------     ----              ----
                                                         (in millions)

Refining......................... 15 - 30 years   $ 3,155.0         $ 2,507.2
Marketing........................  5 - 30 years     1,235.4             896.2
Petrochemicals and NGL's.........  5 - 25 years       208.5             224.9
Other............................  3 - 10 years        55.4              56.9
                                                  ---------         ---------
  Total..........................                   4,654.3           3,685.2
Accumulated depreciation and
  amortization...................                  (1,093.3)           (954.4)
                                                   --------         ---------
  Net property, plant and equipment               $ 3,561.0          $ 2,730.8
                                                  ==========         =========

Net income for the year ended December 31, 1997 includes a pre-tax gain of $11.0 million resulting from the sale of an office building in San Antonio, Texas, which was originally purchased to serve as the Company's corporate headquarters. In November 1997, the Company entered into an agreement to sell 33.33% of its McKee to El Paso pipeline and El Paso terminal; however, the Company will continue to operate the pipeline.

Capitalized interest costs included in property, plant and equipment were $2.8 million, $8.8 million and $11.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 9: Other Assets

Other assets consisted of the following:

                                                                        December 31,
                                                                       1997     1996
                                                                       ----     ----
                                                                          (in millions)
Goodwill and other intangibles, net of accumulated amortization
  of $24.5 million in 1997 and $12.5 million in 1996...............   $256.1    $176.2
Non-current notes receivable, net of allowances of $1.0 million
  in 1997 and $3.4 million in 1996.................................     31.9      33.2
Refinery maintenace turnaround costs, net of accumulated
  amortization of $36.5 million in 1997 and $19.6 million in 1996..     31.5      18.0
Other non-current assets...........................................    103.4      62.5
                                                                      ------    ------
  Net  other assets................................................   $422.9     289.9
                                                                      ======    ======

NOTE 10: Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

                                                   December 31,
                                                1997         1996
                                                ----         ----
                                                   in millions)

8.25% Notes................................     $175.0       $174.9
8.625% Guaranteed Notes....................      274.4        274.3
Medium-term Notes..........................      294.8        294.8
Debentures.................................      300.0        300.0
Total Senior Notes.........................      400.0           -
Commercial Paper...........................      246.8        146.0
Money Market Lines of Credit...............       40.0        280.0
Senior Notes...............................       60.0        122.2
Mortgages..................................       41.5         44.6
Other......................................       40.4         12.7
                                               --------    ---------
  Total debt...............................    1,872.9      1,649.5
Less current portion.......................       (6.5)        (3.2)
                                              ---------    ---------
  Long-term debt, less current portion.....   $1,866.4     $1,646.3
                                              =========    =========

On October 14, 1997, the Company completed a public offering of $400.0 million of senior notes (the Total Senior Notes) to refinance most of the debt incurred to finance the acquisition of Total. The Total Senior Notes were issued in three separate series. The 7.20% Notes due October 15, 2017 (the 2017 Notes) totaling $200.0 million, the 6.75% Notes due October 15, 2037 (the 2037 Notes) totaling
$100.0 million, and the 7.45% Notes due October 15, 2097 (the 2097 Notes) totaling $100.0 million. The Total Senior Notes are unsecured and interest is payable semi-annually in arrears on April 15 and October 15 of each year. The 2017 Notes and the 2097 Notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount, or (b) the sum of the present value of outstanding principal and interest thereon, discounted at the U.S. Treasury Yield plus 20 basis points, together with accrued interest, if any, to the date of redemption. The 2037 Notes may be redeemed, in whole or in part, by the holders on October 15, 2009, at a redemption price equal to 100% of the principal plus accrued interest. After October 15, 2009, the 2037 Notes are redeemable at the option of the Company in the same manner as the 2017 Notes and 2097 Notes.

In 1992, the Company issued the 8.25% Notes due in 1999 and Ultramar Credit Corporation (UCC), a financing subsidiary, issued the 8.625% Guaranteed Notes due in 2002, in public offerings. The 8.625% Guaranteed Notes issued by UCC are guaranteed by the Company and both of these Notes are unsecured and interest is payable semi-annually.

Medium-term Notes as of December 31, 1997 and 1996, consisted of $150.0 million of 8.0% notes due in 2005, $75.0 million of 9.375% notes due in 2001 and $70.0 million of notes with an average interest rate of 7.8% and an average maturity of 12 years. The Medium-term Notes are unsecured and interest is payable semi-annually.

Debentures, originally issued by Diamond Shamrock, as of December 31, 1997 and 1996, consisted of $100.0 million of 7.65% Debentures due in 2026, $25.0 million of non-callable 7.25% Debentures due in 2010, $75.0 million of non-callable 8.75% Debentures due in 2015 and $100.0 million of 8.0% Debentures due in 2023. The Debentures are unsecured and interest is payable semi-annually.

As of December 31, 1997, the Company had available money market lines of credit with numerous financial institutions which provide the Company with additional uncommitted capacity of $360.0 million and Cdn. $235.0 million. Borrowings under the money market lines are typically short-term and bear interest at prevailing market rates as established by the financial institutions. As of December 31, 1997 and 1996, outstanding borrowings were $40.0 million at a weighted average interest rate of 6.12% and $280.0 million at a weighted average interest rate of 6.23%, respectively.

Borrowings under the commercial paper program, money market lines of credit and the Senior Notes were classified as long-term based on the Company's ability and intent to refinance these amounts on a long-term basis, using its Bank Facilities.

As of December 31, 1997, the Company's  committed bank  facilities  consisted of
(a) a U.S. facility under which the Company may borrow and obtain letters of credit in an aggregate amount of $700.0 million (the U.S. Bank Facility), and
(b) a Canadian facility under which the Company's Canadian subsidiary, Canadian Ultramar Company (CUC), may borrow, issue bankers' acceptances and obtain letters of credit in an aggregate amount of Cdn. $200.0 million (the Canadian Bank Facility and together with the U.S. Bank Facility, the Bank Facilities). The Company must pay annual fees of 11 basis points on the total used and unused portion of the Bank Facilities. The interest rate under the Bank Facilities are floating based upon the prime rate, the London interbank offered rate or other floating interest rates, at the option of the Company. As of December 31, 1997 and 1996, there were no borrowings drawn against the Company's Bank Facilities. Amounts outstanding under the Bank Facilities are due in 2002, upon expiration.

The Company has a $700.0 million commercial paper program supported by the U.S. Bank Facility and as of December 31, 1997 and 1996, borrowings under the commercial paper program totaled $246.8 million and $146.0 million, respectively.

The Senior Notes, originally issued by Diamond Shamrock, as of December 31, 1997, include 10.75% notes which require annual installment payments of $30.0 million through April 1999. Mortgages, originally assumed by Diamond Shamrock as part of the NCS acquisition, currently carry an annual interest rate of 9.5%, mature in 2003 and are recorded at their net present value of $41.5 million and $44.6 million as of December 31, 1997 and 1996, respectively. The Mortgages are secured by retail properties owned by the Company.

In addition to the Bank Facilities, the Company has $300.0 million available under universal shelf registrations previously filed with the Securities and Exchange Commission. Subsequent to December 31, 1997, the Company filed an amendment to the universal shelf registration, increasing the amount available to $1.0 billion. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The aggregate maturities, after consideration of refinancing, of notes payable and long-term debt as of December 31, 1997 were as follows (in millions):


1998.............................................     $    6.5
1999.............................................        211.0
2000.............................................         15.1
2001.............................................         86.8
2002.............................................        564.0
Thereafter.......................................        989.5
                                                      --------
   Total notes payable and long-term debt........     $1,872.9
                                                      ========

Outstanding letters of credit totaled $116.7 million and $79.4 million as of December 31, 1997 and 1996, respectively.

The Bank Facilities and the indentures governing the various Notes contain restrictive covenants relating to the Company and its financial condition, operations and properties. Under these covenants, the Company and certain of its subsidiaries are required to, among other things, maintain consolidated interest coverage and debt-to-total capital ratios. Although these covenants have the effect of limiting the Company's ability to pay dividends, it is not anticipated that such limitations will affect the Company's present ability to pay dividends. As of December 31, 1997, under the most restrictive of these covenants, $169.6 million was available for the payment of dividends.

In order to manage interest costs on its outstanding debt, the Company has entered into various types of interest rate swap agreements. In 1997 and 1996, the Company entered into interest rate swap agreements the effect of which is to modify the interest rate characteristics of a portion of its debt, from fixed to floating rate. The differentials paid or received on interest rate swap agreements are recognized as an adjustment to interest expense. As of December 31, 1997 and 1996, the Company had the following interest rate swap agreements outstanding (in millions):

                                                         Year of Maturity
              Fixed to Floating               2002         2005        2023
                                              ----         ----        ----

Notional amount as of December 31, 1997....   $ 200.0      $ 150.0     $ 100.0
Weighted average rate received.............       6.24%        6.36%       6.93%

Notional amount as of December 31, 1996....   $ 100.0      $ 100.0          -
Weighted average rate received.............       6.19%        6.39%        -

Interest payments totaled $125.7 million, $122.8 million and $96.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 11: Company Obligated Preferred Stock of Subsidiary

On June 25, 1997, UDS Capital I (the Trust), a Delaware business trust, issued $200.0 million of 8.32% perpetual Trust Originated Preferred Securities (TOPrS) in an underwritten public offering. Distributions on the TOPrS are cumulative and payable quarterly in arrears, at the annual rate of 8.32% of the liquidation amount of $25.00 per TOPrS.

The TOPrS were issued by the Trust using a partnership, UDS Funding I, L.P., and both entities are wholly-owned by the Company. The Company has fully and unconditionally guaranteed, on a subordinated basis, the dividend payments due on the TOPrS if and when declared. The proceeds from the issuance of the TOPrS were used to reduce long-term debt of the Company.

NOTE 12: Stockholders' Equity

As of December 31, 1997 and 1996, the Company had issued and outstanding 1,724,400 shares and 1,725,000 shares, respectively, of 5% Cumulative
Convertible Preferred Stock (the Preferred Stock). The Preferred Stock is non-voting and holders are entitled to receive a quarterly dividend of $0.625 per share which must be paid before a dividend can be paid on the Company's Common Stock. The Preferred Stock has a liquidation value of $50.00 per share (aggregate liquidation value of $86.2 million as of December 31, 1997), and each share of Preferred Stock can be converted into the number of shares of the Company's Common Stock obtained by dividing $50.00 by the conversion price then in effect ($25.98 as of December 31, 1997), at any time up to and including the redemption date. Until June 14, 2000, the Preferred Stock is redeemable at the option of the Company for Common Stock, subject to certain conditions relating to the market price of the Common Stock. After June 15, 2000, it is redeemable for cash at the option of the Company, at a redemption price of $50.00 per share plus any accrued and unpaid dividends. As of February 27, 1998, the market price of the Company's Common Stock exceeded the required threshold allowing the Company to convert all outstanding shares of Preferred Stock into 3,318,707 Common Shares. The conversion of the Preferred Stock will occur in March of 1998. The conversion has no impact on diluted income per share, as such shares are already included in the weighted average number of diluted shares.

In October 1995, the Company issued 5,750,000 shares of Common Stock in a public offering at a price of $22.875 per share. Net proceeds to the Company were approximately $125.5 million, net of offering expenses.

The Company has adopted several Long-Term Incentive Plans (the LTIPs), which are administered by the Compensation Committee of the Board of Directors (the Committee). Under the terms of the LTIPs, the Committee may grant restricted stock, stock options, stock appreciation rights, performance units and securities awards to officers and key employees of the Company. The vesting period for awards under the LTIPs are established by the Committee at the time of grant. Restricted shares awarded under the Company's 1992 and 1996 LTIPs generally vest on the third anniversary of the date of grant. Restricted shares granted under the Company's 1987 and 1990 LTIPs vest over a three-year period. Stock options may not be granted at less than the fair market value of the Company's Common Stock at the date of grant and may not expire more than ten years from the date of grant. Options granted by Diamond Shamrock prior to the Merger become exercisable 40%, 30% and 30% on the first, second and third anniversaries of the date of grant. Under the terms of Ultramar's 1992 LTIP, upon the occurrence of a change in control, all rights and options become immediately vested and exercisable, and all restricted shares immediately vest. As a result, upon consummation of the Merger, 1,152,920 stock options became exercisable and 24,898 restricted shares vested.

Grants of restricted shares and performance units under the LTIPs for 1997, 1996 and 1995 are summarized as follows:

                                       Years Ended December 31,
                                    1997         1996            1995
                                    ----         ----            ----
Restricted shares...............     -           48,106          45,609
Performance units...............     -        2,374,356       1,727,880

The Company did not recognize compensation expense related to performance units during 1997; however, during 1996 and 1995 the Company recognized compensation expense related to the performance units of $2.9 million and $1.6 million, respectively.

During 1997, 1996 and 1995, the Committee granted 203,360, 3,902,675 and 975,050 stock options, respectively, under the LTIPs. Under these grants, 2,475,360 options vest 30%, 30% and 40% on the first, second and third anniversaries of the date of grant, 626,725 options vest 40%, 30% and 30% on the first, second and third anniversaries of the date of grant, and 1,979,000 options vest 100% after 4 1/2 years, except that accelerated vesting will occur if the market price of the Company's Common Stock reaches prescribed levels prior to such time. These stock options have terms ranging from 5 to 10 years. As of December 31, 1997, there were 7,453,349 options available for future issuance under the LTIPs.

Stock option transactions under the various LTIPs are summarized as follows:

                                                        Weighted Average
                                         Options         Exercise Price
                                         -------        ----------------

Outstanding January 1, 1995........      2,686,937           $20.57
  Granted..........................        975,050            24.27
  Canceled.........................        (13,914)           18.73
  Exercised........................       (204,834)           16.55
                                         ----------
Outstanding December 31, 1995......      3,443,239            21.86
  Granted..........................      3,902,675            29.82
  Canceled.........................       (275,255)           26.25
  Exercised........................       (707,526)           19.98
                                         ----------
Outstanding December 31, 1996......      6,363,133            26.76
  Granted..........................        203,360            31.33
  Canceled.........................        (41,074)           28.57
  Exercised........................       (295,288)           21.44
                                         ----------
Outstanding December 31, 1997......      6,230,131            27.15
                                         ==========

As of December 31, 1997, 1996 and 1995, exercisable stock options totaled 3.1 million, 2.9 million and 1.7 million options, respectively, and had weighted average exercise prices of $24.29, $23.04 and $20.33 per option, respectively.

Stock options outstanding and exercisable as of December 31, 1997 were as follows:

                                 Options Outstanding                             Options Exercisable
                                 -------------------                             --------------------
                                   Weighted Average
    Range of           Number       Remaining Life     Weighted Average       Number       Weighted Average
 Exercise Price     Outstanding        In Years         Exercise Price     Exercisable      Exercise Price
 --------------     -----------    ----------------    ----------------    -----------     ----------------
$11.10 - $19.49       716,847            4.6              $16.68              716,847           $16.68
$20.40 - $23.53       380,928            5.0               22.35              333,418            22.18
$23.66 - $28.43     1,430,350            6.4               26.12            1,409,012            26.12
$28.56 - $33.88     3,702,006            5.4               30.08              667,889            29.63
                    ---------                                              ----------
$11.10 - $33.88     6,230,131            5.5               27.15            3,127,166            24.29
                    =========                                              ==========

The Company accounts for its stock option plans using the intrinsic value method and, accordingly, has not recognized compensation expense for its stock options granted. Had the Company accounted for stock options granted in 1997, 1996 and 1995, using the fair value method at the date of grant, additional compensation expense would have been recorded and the pro forma effect would have been as follows:


                                                Years Ended December 31,
                                            1997        1996          1995
                                            ----        ----          ----
                                           (in millions, except per share data)

Pro forma net income (loss)..............   $145.3      $(44.2)       $110.8

Pro forma net income (loss) per share:
  Basic..................................     $1.86      $(0.59)        $1.60
  Diluted................................      1.76       (0.59)         1.51

The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $5.23, $5.83 and $6.54 per option, respectively.

For purposes of the pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods. The fair value for these options was estimated at the respective grant dates using the
Black-Scholes option pricing model with the following weighted average assumptions:


                                          Years Ended December 31,
                                 1997               1996               1995
                                 ----               ----               ----

Expected volatility........    19% - 22%          22% - 23%          25% - 27%
Expected dividend yield....  3.96% - 4.08%      3.34% - 3.48%       2.07%- 3.48%
Expected life..............     4 years          4 - 6 years         4-6 years
Risk free interest rate....  5.83% - 6.40%      5.45% - 6.07%      6.71% - 7.72%

In January 1993, the Committee adopted the Ultramar Corporation Annual Incentive Plan (AIP) which provides for cash and restricted common stock awards to officers and certain key employees of the Company. Annual awards under the AIP are generally based on attainment of various performance measures established by the Committee. Restricted shares awarded under the terms of the AIP generally vest on the second anniversary of the date of grant. A total of 446,363 shares remain available for issuance under the AIP.

A Performance Incentive Plan had been adopted by Diamond Shamrock under which the Committee may grant cash awards to eligible employees. For the years ended 1997, 1996 and 1995, the Company expensed $13.8 million, $4.3 million and $2.4 million, respectively, under this Plan.

Prior to the Merger, Diamond Shamrock had established two Employee Stock Ownership Plans (ESOPs). ESOP I was formed in June 1987, and ESOP II was formed in April 1989. All employees of Diamond Shamrock who had attained a minimum length of service and satisfied other plan requirements were eligible to participate in the ESOPs, except that ESOP II excluded employees covered by any collective bargaining agreements.

Prior to 1993, Diamond Shamrock loaned the ESOPs $65.8 million to purchase shares of the Company's Common Stock and contributed 82,400 treasury shares of its Common Stock to ESOP I as part of special award and success sharing programs. In accordance with the success sharing program, the Company accrued and expensed $1.5 million in 1995 for the purchase of 55,523 shares. There were no purchases of shares in 1996, and the success sharing program was terminated prior to the effective date of the Merger.

The Company made contributions to the ESOPs in sufficient amounts, when combined with dividends on the Common Stock, to retire the principal and to pay interest on the loans used to fund the ESOPs. Common Shares were allocated to participants and included in the computation of income per share as the payments of principal and interest were made on the loans. Contributions to the ESOPs that were charged to expense for 1997, 1996 and 1995 were $3.5 million, $5.6 million and $7.5 million, respectively. Dividend and interest income reduced the amounts charged to expense in 1997, 1996 and 1995, by $1.4 million, $1.7 million and $1.5 million, respectively.

On November 14, 1997, the Company prepaid $29.6 million of the 8.77% Senior Notes which had been issued to acquire Company Common Shares for the ESOPs. As a result of the termination of the ESOPs, prepayment of the 8.77% Senior Notes was necessary and the Company purchased, as treasury stock, the Common Stock of the Company held by the ESOPs which had not been allocated to participants by November 14, 1997. The ESOPs were terminated as a part of restructuring the benefit plans of the Company pursuant to the Merger. The Company incurred an extraordinary loss of $4.8 million, net of income tax benefit of $3.2 million, as a result of terminating the ESOPs and prepaying the 8.77% Senior Notes.

Under the terms of the Company's Restricted Share Plan for Directors, directors who were not officers of the Company received an award of 400 shares of restricted Common Stock of the Company for each year of their term as director. In 1996 and 1997, the annual award level under the plan was increased to 600 shares and 1,000 shares, respectively. The directors' restricted shares vest on the last day of the term for which such shares were awarded or upon the occurrence of a change in control. As of December 31, 1996, 19,000 restricted shares that had been awarded, became fully vested as a result of the Merger. As of December 31, 1997, a total of 81,000 shares are available for future issuance under the plan.

In December 1993, the Committee adopted the Ultramar Corporation Stock Purchase Plan and Dividend Reinvestment Plan which allows eligible holders of the Company's Common Stock to use dividends to purchase Company Common Stock and to make optional cash payments to buy additional shares of Common Stock. The Company has reserved a total of 2,000,000 shares of Common Stock for issuance under this plan. As of December 31, 1997, a total of 6,722 shares had been issued under the plan and 1,993,278 shares remain available for future issuance.

NOTE 13: Employee Benefit Plans

The Company has several qualified, non-contributory defined benefit plans (the Qualified Plans) covering substantially all of its salaried employees in the United States, other than those subject to collective bargaining agreements. These plans generally provide retirement benefits based on years of service and compensation during specific periods. Senior executives and certain key employees covered by these plans are also entitled to participate in various unfunded supplemental executive retirement plans which provide retirement benefits based on years of service and compensation, including compensation not permitted to be taken into account under the Qualified Plans (the Supplemental Plans and together with the Qualified Plans, the Pension Plans).

Under the Qualified Plans, the Company's policy is to fund normal cost plus the amortization of the unfunded actuarial liability for costs arising from qualifying service determined under the projected unit credit method. The underlying pension plan assets include cash equivalents, fixed income securities (primarily obligations of the U.S. government) and equity securities.

The Company also maintains a retirement plan for Diamond Shamrock's and Total's collective bargaining groups (the Bargaining Unit Plans). The Bargaining Unit Plans generally provide benefits that are based on the union member's monthly base pay during the five years prior to retirement.

As a result of the Merger, the Company assumed obligations with respect to a retirement plan for the former non-employee Directors of Diamond Shamrock (the Directors Plan). The Directors Plan provides an annual retirement benefit for a period of time equal to the shorter of (a) length of service as a non-employee director, or (b) life of director. Following the Merger, the Company discontinued future contributions to the Directors Plan.

Benefit plan expense related to the Company's Pension Plans consisted of the following:

                                         Years Ended December 31,
                                       1997       1996        1995
                                       ----       ----        ----
                                              (in millions)

Cost of benefits earned.........      $ 10.0      $  8.9      $  6.7
Accrued interest on projected
  benefit obligation............        10.2         7.1         5.9
Return on plan assets...........       (16.7)       (8.4)       (9.1)
Net amortization and deferral...         7.2         2.9         4.5
                                      ------      ------      ------
  Net benefit plan expense......      $ 10.7      $ 10.5      $  8.0
                                      ======      ======      ======

A summary of the funded status of the Company's Pension Plans consisted of the following:

                                                                           December 31,
                                                           1997                                    1996
                                                           ----                                    ----
                                              Plans Where         Plans Where         Plans Where         Plans Where
                                            Assets Exceeded       Accumulated       Assets Exceeded       Accumulated
                                              Accumulated      Benefits Exceeded      Accumulated      Benefits Exceeded
                                                Benefits            Assets             Benefits             Assets
                                            ---------------    -----------------    ---------------    -----------------
                                                                          (in millions)
Fair market value of plan assets                $ 204.3            $ 22.7               $ 85.2             $ 2.0
                                                =======            ======               ======             =====
Actuarial present value of accumulated
  benefit obligation:
    Vested                                      $ 162.2            $ 25.6               $ 67.2             $ 2.4
    Non-vested                                      7.9               0.3                  5.1                -
                                                -------            ------               ------             -----
      Total                                       170.1              25.9                 72.3               2.4

Effect of projected future salary increases        59.1               5.7                 27.6               0.3
                                                -------            ------               ------             -----

Projected benefit obligation                    $ 229.2            $ 31.6               $ 99.9             $ 2.7
                                                =======            ======               =======            =====
Components of projected benefit obligation
  in excess of plan assets:
    Unrecognized prior service costs            $  20.6            $ (0.2)              $  0.1             $  -
    Unrecognized net experience (gains) losses     10.8               4.8                  3.5              (0.5)
    Unrecognized net obligation                     0.3               0.1                  0.4                -
    Adjustment required to recognize
      minimum liability                              -               (2.3)                (0.4)             (0.1)
    (Prepaid) accrued pension cost                 (6.8)              6.5                 11.1               1.3
                                                -------            ------               ------             -----

                                                $  24.9            $  8.9               $ 14.7             $ 0.7
                                                =======            ======               ======             =====

The assumptions used to measure the projected benefit obligations under the Company's Pension Plans as of December 31, 1997 and 1996, were as follows: assumed discount rate of 7.25% to 7.50% for 1997, and 7.50% for 1996, and assumed rate for compensation increases of 4.0% to 4.75% for 1997 and 1996. A weighted average expected long-term rate of return on plan assets of 9.0% was used to determine net periodic pension cost for each of the years in the three years ended December 31, 1997.

The Company also maintains several defined contribution retirement plans for substantially all its eligible employees in the United States and Canada.
Contributions to the plans are generally determined as a percentage of each eligible employee's salary. The aggregate costs of these plans amounted to $8.0 million, $8.0 million and $5.6 million during the years ended December 31, 1997, 1996 and 1995, respectively.

The Company sponsors unfunded defined benefit postretirement plans which provide health care and life insurance benefits to retirees who satisfy certain age and service requirements. In addition, pursuant to the terms of a distribution agreement between Diamond Shamrock and Maxus, Diamond Shamrock's parent company prior to its 1987 spin-off, the Company also shares in the cost of providing similar benefits to former employees of Maxus (see note 16).

Generally, the health care plans pay a stated percentage of most medical expenses reduced for any deductibles, payments made by government programs and other group coverage. The cost of providing these benefits is shared with retirees.

Net periodic postretirement benefit costs included the following components:

                                                           Years Ended December 31,
                                                           ------------------------
                                          1997                   1996                   1995
                                          ----                   ----                   ----
                                    Health     Life       Health      Life        Health     Life
                                     Care    Insurance     Care     Insurance      Care    Insurance
                                    ------   ---------    ------    ---------     ------   --------
                                                              (in millions)

Service cost....................     $1.6      $0.3        $1.7       $0.2        $1.5       $0.1
Interest cost...................      4.6       0.7         3.9        0.6         4.0        0.4
Net amortization and deferral...     (1.2)       -         (0.7)        -         (0.7)        -
                                     -----     ----        -----      ----        -----      ----
                                     $5.0      $1.0        $4.9       $0.8        $4.8       $0.5
                                     =====     =====       =====      =====       =====      =====

The  following  table  presents  the  plans'  status   reconciled  with  amounts
recognized in the Company's consolidated balance sheets:

                                                                     December 31,
                                                           1997                      1996
                                                           ----                      ----
                                                    Health         Life        Health      Life
                                                     Care       Insurance       Care     Insurance
                                                    ------      ---------     ------     -----------
                                                                     (in millions)
Accumulated postretirement benefit obligation:
  Retirees                                         $ 54.7       $2.9          $32.8     $ 3.5
  Fully eligible active plan participants             6.1        0.1            2.8       0.1
  Other active plan participants                     20.5        5.4           19.5       4.2
                                                   ------      ------        ------     -----
    Total                                          $ 81.3       $8.4         $ 55.1     $ 7.8
                                                   ======      ======       =======     ======
Components of accumulated benefit obligation:
  Unrecognized prior service costs                 $(19.0)      $2.1         $ (2.8)    $(0.5)

  Unrecognized net experience (gains) losses         (9.9)      (3.3)          (4.0)      0.2

  Accrued postretirement benefit cost               110.2        9.6           61.9       8.1
                                                   -------      -----        -------    ------
    Total                                          $ 81.3       $8.4         $ 55.1     $ 7.8
                                                   =======      =====        =======    ======

The principal assumptions used in the computation of net periodic postretirement benefit cost and the accumulated benefit obligation were as follows: weighted average assumed discount rate of 7.25% for 1997, and 7.5% for 1996; rate of increase in future compensation levels of 4.0% to 4.5% for 1997, and 4.0% to 4.75% for 1996. The health care cost trend rate for the U.S. ranged from 6.9% to 9.0% in 1997, and was assumed to decrease gradually to 5.0% to 6.0% by the year 2000, and remain at that level thereafter. The rate in 1996 ranged from 7.8% to 11.5%. In Canada, the rate was 8.0% in 1997 and 1996. The 8.0% rate was assumed to decrease gradually to 5.25% by the year 2002 and to remain at that level thereafter. Increasing the assumed weighted average health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation under the U.S. and Canadian plans as of December 31, 1997 by $4.9 million and $2.2 million, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $0.4 million and $0.2 million, respectively.

NOTE 14: Income Taxes

Income (loss) before income taxes, extraordinary loss and cumulative effect of accounting change consisted of the following:

                                                               Years Ended December 31,
                                                       1997               1996             1995
                                                       ----               ----             ----
                                                                      (in millions)
United States....................................     $ 187.2            $ (110.7)         $   78.6
Canada...........................................        88.0                70.5              68.5
                                                      --------           ---------         --------
  Total..........................................     $ 275.2            $  (40.2)         $  147.1
                                                      ========           =========         ========

Income tax expense (benefit) consisted of the following:


                                                                Years Ended December 31,
                                                       1997               1996             1995
                                                       ----               ----             ----
                                                                     (in millions)

Current:
  U.S. Federal...................................     $  (1.0)           $   20.2          $    9.4
  U.S. State.....................................         1.8                 1.5               1.4
  Canada.........................................         4.6                19.7               2.0
                                                      -------            --------          --------
    Total current................................         5.4                41.4              12.8
                                                      -------            --------          --------
Deferred:
  U.S. Federal...................................        68.1               (43.4)             15.1
  U.S. State.....................................         6.9               (10.2)             (1.9)
  Canada.........................................        29.8                 7.9              26.1
                                                      -------            --------          --------
    Total deferred...............................       104.8               (45.7)             39.3
                                                      -------            --------          --------
Net income tax expense (benefit).................     $ 110.2            $   (4.3)         $   52.1
                                                      ========           ========          ========

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The components of the Company's deferred income tax liabilities and assets consisted of the following:

                                                                                December 31,
                                                                           1997              1996
                                                                           ----              ----
                                                                               (in millions)
Deferred tax liabilities:
  Excess of book basis over tax basis of property, plant and
    equipment.....................................................      $ (510.9)          $ (327.5)
  LIFO inventory and market valuation allowance...................         (36.9)             (12.6)
  Deferred refinery maintenance turnaround costs..................         (26.3)             (20.7)
                                                                        --------           --------
    Total deferred tax liabilities................................        (574.1)            (360.8)
                                                                        --------           --------
Deferred tax assets:
  Accrued liabilities and payables................................         193.0              159.0
  U.S. Federal and State income tax credit carryforwards..........          95.9               62.2
  Canadian tax benefit on unrealized foreign exchange adjustment             5.8                6.1
  Net operating loss carryforwards................................         138.3               70.9
  Other...........................................................          12.8               10.6
                                                                        --------           ---------
    Total deferred tax assets.....................................         445.8              308.8
Less valuation allowance..........................................          (8.4)              (5.0)
                                                                        --------           ---------
    Net deferred tax liability....................................      $ (136.7)          $  (57.0)
                                                                        ========           =========

As of December 31, 1997, the Company had U.S. Federal and State income tax credit carryforwards totaling $36.3 million which will expire in the years 1998 through 2011, alternative minimum tax (AMT) credits totaling $59.6 million which can be carried forward indefinitely, and income tax net operating loss (NOL) carryforwards totaling $349.5 million which will expire in the years 2004 through 2012. Included in the above are $180.5 million of NOL carryforwards, $18.7 million of income tax credit carryforwards, and $57.4 million of AMT credits acquired from Total, NCS and Diamond Shamrock, which are subject to annual U.S. Federal tax limitations.

The Company has established a valuation allowance for certain deferred tax assets, primarily NOL carryforwards, which may not be realized in future periods. The realization of net deferred tax assets recorded as of December 31, 1997, is dependent upon the Company's ability to generate future taxable income in both the U.S. and Canada. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax assets will be realized.

The differences between the Company's effective income tax rate and the U.S. Federal statutory rate is reconciled as follows:

                                                                Years Ended December 31,
                                                              1997        1996       1995
                                                              ----        ----       ----
                                                                      (in millions)
U.S. Federal statutory rate............................       35.0%      (35.0)%     35.0%
Effect of foreign operations...........................        1.3         7.3        3.0
U.S. State income taxes, net of U.S. Federal taxes             2.1       (14.2)      (0.2)
Non-deductible reserves................................         -         11.2       (2.4)
Non-deductible merger costs............................         -         11.2         -
Goodwill amortization..................................        1.2         7.0         -
General business credits...............................         -           -        (2.5)
Other..................................................        0.4         1.8        2.5
                                                             ------      ------      -----
  Effective income tax rate............................       40.0%      (10.7)%     35.4%
                                                             ======      =======     =====

Income taxes paid in the years ended December 31, 1997, 1996 and 1995, amounted to $16.8 million, $9.6 million and $19.0 million, respectively.

NOTE 15: Environmental Matters

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in the business of the Company, as it is with other companies engaged in similar businesses.

The Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency (the EPA) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by certain states under applicable state laws, with respect to the cleanup of hazardous substances at several sites. In each instance, other potentially responsible parties also have been so designated. In addition, the Quebec Ministry of Environment and Montreal Urban Community are investigating possible instances of contamination at two of the Company's Canadian facilities. The Company has agreed to remediate certain of these sites and is currently assessing other sites. The Company has accrued liabilities for environmental remediation obligations at these sites, as well as estimated site restoration costs to be incurred in the future.

As of December 31, 1997 and 1996, accruals for environmental matters amounted to $213.9 million (including $79.7 million related to Total upon acquisition) and $151.4 million, respectively (included principally in other long-term liabilities). Charges to the statements of operations during 1997 and 1996, totaled $1.3 million and $41.7 million, respectively. The 1996 charges include $37.0 million to conform the accounting policies of Diamond Shamrock and Ultramar due to the Merger. Charges in 1995 were not significant.

The accruals noted above represent the Company's best estimate of the costs which will be incurred over an extended period for restoration and environmental remediation at various sites. These liabilities have not been reduced by possible recoveries from third parties and projected cash expenditures have not been discounted. Total future environmental costs cannot be reasonably estimated due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of the Company's liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single period, the Company believes that such costs will not have a material adverse effect on the Company's financial position.

NOTE 16: Commitments and Contingencies

The Company leases convenience stores, office space and other assets under operating leases with terms expiring at various dates through 2017. Certain leases contain renewal options and escalation clauses and require the Company to pay property taxes, insurance and maintenance costs. These provisions vary by lease. Certain convenience store leases provide for the payment of rentals based solely on sales volume while others provide for payments, in addition to any established minimums, contingent upon the achievement of specified levels of sales volumes.

Future minimum rental payments applicable to non-cancelable operating leases as of December 31, 1997, are as follows (in millions):

1998.............................................  $  78.1
1999.............................................     61.9
2000.............................................     53.9
2001.............................................     48.3
2002.............................................     46.0
Thereafter.......................................    149.5
                                                   -------
    Gross lease payments.........................    437.7
Less future minimum sublease rental income.......    (34.2)
                                                   -------
    Net future minimum lease payments............  $ 403.5
                                                   =======

Rental expense, net of sublease rental income, for all operating leases was as follows:

                                                         Years Ended December 31,
                                                       1997        1996       1995
                                                              (in millions)

Minimum rental expense...........................     $ 76.7      $ 76.7      $ 59.3
Contingent rental expense........................        7.8         6.8         6.7
                                                      ------      ------      ------
 Gross rental expense...........................       84.5         83.5        66.0
Less sublease rental income......................      (10.9)      (10.4)       (8.9)
                                                      ------      -------     ------
  Net rental expense.............................     $ 73.6      $ 73.1      $ 57.1
                                                      ======      =======     ======

The Company has three long-term operating lease arrangements (the Brazos Lease, the Jamestown Lease and the Total Lease) to accommodate its convenience store construction program. The Brazos, Jamestown and Total Leases have lease terms which will expire in December 2003, July 2003, and August 2002, respectively. As of December 31, 1997, substantially all of the $190.0 million Brazos Lease commitment has been used to construct or purchase convenience stores and over half of the Jamestown and the Total Lease commitments, which totaled $165.0 million, have been used to construct or purchase convenience stores and to construct the new corporate headquarters of the Company in San Antonio, Texas. After their respective non-cancelable lease terms, the Brazos, the Jamestown and the Total Leases may be extended by agreement of the parties, or the Company may purchase or arrange for the sale of the convenience stores or corporate headquarters. If the Company were unable to extend the lease or arrange for the sale of the properties to a third party at the respective expiration dates of the Leases, the amount necessary to purchase the properties under the Leases as of December 31, 1997, would be approximately $277.2 million.

As of December 31, 1997, the Company had several ocean-going tankers and coastal vessels under various non-cancelable time charters which expire on various dates through 1998. Certain charters include renewal options and escalation clauses, which vary by charter, and provide for the payment of chartering fees which vary based on usage. Aggregate future minimum payments required under the time charters total $12.9 million for 1998. Charges to operations for marine freight time charters amounted to $22.1 million, $54.4 million and $54.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

In conjunction with the construction of a high-pressure gas oil hydrotreater at the Company's Wilmington Refinery, the Company entered into a long-term contract for the supply of hydrogen. The contract commenced in 1996 and will run for 15 years. The purchase price for the hydrogen is fixed, based on the quantity and flow rate of product supplied. The contract has a take-or-pay provision of $1.2 million per month. In November 1996, the Company also entered into a contract for the supply of hydrogen to its Three Rivers Refinery, containing a take-or-pay provision of $0.7 million per month, with an initial term of 15 years.

Pursuant to the terms of various agreements, the Company has agreed to indemnify the former owners of Ultramar, Inc. (UI) and CUC and certain of their affiliates for any claims or liabilities arising out of, among other things, refining and marketing activities and litigation related to the operations of UI and CUC prior to their acquisition. The Company has also agreed to indemnify two affiliates of the former owner against liability for substantially all U.S. Federal, State and local income or franchise taxes in respect of periods in which any UI company was a member of a consolidated, combined or unitary return with any other member of the affiliated group.

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

NOTE 17: Financial Instruments

Financial instruments consisted of the following:

                                                                   December 31,
                                                           1997                      1996
                                                           ----
                                                 Carrying     Fair       Carrying     Fair
                                                  Amount      Value       Amount      Value
                                                 --------     -----      --------     -----
                                                                   (in millions)

Cash and cash equivalents                        $ 92.0       $ 92.0     $ 197.9      $ 197.9
Notes receivable                                   31.9         31.9        33.2         33.2
Long-term debt, including current portion      (1,872.9)    (1,999.2)    1,649.5)    (1,717.9)
Interest rate swap agreements                      (0.4)        5.9          0.2          2.7
Commodity futures, option and price swap
  contracts                                        (0.9)      (12.0)        (1.1)        (1.1)
Foreign exchange contracts                           -           -            -            -


Cash and cash equivalents as of December 31, 1997 and 1996 include $14.4 million and $84.0 million of investments in marketable securities with maturities of less than three months, respectively. The investments are available for sale and are stated at cost, which approximates fair market value.

The aggregate carrying amount of notes receivable approximated fair value as determined based on the discounted cash flow method.

The fair value of the Company's fixed rate debt as of December 31, 1997 and 1996, was $1,712.4 million and $1,288.3 million, respectively (carrying amounts of $1,586.1 million and $1,219.9 million, respectively) and was estimated based on the quoted market price of similar debt instruments. The carrying amounts of the Company's borrowings under its revolving credit agreements and money market facilities approximate fair value because such obligations generally bear interest at floating rates.

The interest rate swap agreements subject the Company to market risk as interest rates fluctuate and impact the interest payments due on the notional amounts of the agreements. The fair value of interest rate swap agreements is determined based on the differences between the contract rate of interest and the rates currently quoted for agreements of similar terms and maturities.

The Company uses commodity futures and option contracts to manage its exposure to crude oil and petroleum product price volatility and does not use such contracts with the intent of producing speculative gains. These contracts are marked to market value and gains and losses are recognized currently in cost of products sold, as a component of the related crude oil and petroleum product purchases. In addition, the Company has entered into various price swaps as price hedges for which gains or losses will be recognized when the hedged transactions occur.

As of December 31, 1997, the Company had outstanding commodity futures, option and price swap contracts to purchase $213.2 million and sell $62.7 million of crude oil and petroleum products or to settle differences between a fixed price and market prices on aggregate notional quantities of 8.6 million barrels of crude oil and petroleum products which mature on various dates through June 2002. As of December 31, 1996, the Company had outstanding commodity futures and option contracts to purchase $51.4 million and sell $22.9 million of crude oil and petroleum products which matured on various dates through May 1997. The fair value of commodity futures and option contracts is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

The Company also periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. As of December 31, 1997, the Company had short-term foreign exchange contracts totaling $35.3 million. As of December 31, 1996, the Company had short-term foreign exchange contracts totaling $10.8 million. The notional amount of the contracts represents the extent of the Company's involvement in these transactions but does not represent its exposure to market risk. The fair value of short-term foreign exchange contracts is determined based on year-end exchange rates. The Company generally does not hedge for the effects of foreign exchange rate fluctuations on the translation of its foreign results of operations or financial position.

The Company is subject to the market risk associated with changes in market price of the underlying crude oil and petroleum products; however, except in the case of the price swaps, such changes in values are generally offset by changes in the sales price of the Company's petroleum products. The Company is exposed to credit risk in the event of nonperformance by the counterparties in all interest rate swap agreements, price swap contracts and foreign exchange contracts. However, the Company does not anticipate nonperformance by any of the counterparties. The amount of such exposure is generally the unrealized gains or losses on such contracts.

Other financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. As of December 31, 1997, the Company had no significant concentrations of credit risk.

NOTE 18: Business Segments and Geographic Information

The Company's revenues are principally derived from two business segments: (1) Refining and Marketing and (2) Petrochemicals and NGL's. Refining and Marketing is engaged in the refining of crude oil and marketing of refined petroleum products and other merchandise in the Southwest region of the U.S., with particular emphasis in Texas, California, Colorado, Louisiana, New Mexico and Oklahoma, as well as in the Northeast region of the U.S. and eastern Canada. Petrochemicals and NGL's consist of transporting, storing and marketing of natural gas liquids; upgrading refinery-grade propylene and selling polymer-grade propylene and other chemicals primarily in the Texas Gulf Coast region.

                                                               Refining        Petrochemicals
                                                                 and                 and
                                                              Marketing             NGL's           Total
                                                              ---------        --------------       -----
                                                                               (in millions)
Year ended December 31, 1997
  Sales and other revenues...........................      $10,410.1              $472.3         $10,882.4
  Operating income...................................          361.1                23.3             384.4
  Depreciation and amortization......................          190.2                 9.9             200.1
  Interest expense, net..............................          112.1                 8.1             120.2
  Income before income taxes, extraordinary loss and
    dividends of subsidiary..........................          252.8                22.4             275.2

Year ended December 31, 1996
  Sales and other revenues...........................      $ 9,747.3              $461.1         $10,208.4
  Operating income...................................          137.8                 9.5             147.3
  Depreciation and amortization......................          166.4                13.5             179.9
  Interest expense, net..............................          101.7                 8.4             110.1
  (Loss) income before income taxes..................          (49.1)                8.9             (40.2)

Year ended December 31, 1995
  Sales and other revenues...........................      $ 7,706.1              $377.4         $ 8,083.5
  Operating income...................................          195.1                31.7             226.8
  Depreciation and amortization......................          124.9                11.4             136.3
  Interest expense, net..............................           73.7                 6.0              79.7
  Income before income taxes and cumulative effect             113.2                33.9             147.1

Intersegment sales and other revenues are generally derived from transactions made at prevailing market rates. Sales of natural gas liquids from the Petrochemicals and NGL's segment to the Refining and Marketing segment amounted to $8.6 million in 1997, $10.7 million in 1996 and $21.5 million in 1995.

Identifiable assets were as follows:

                                                                    As of December 31,
                                                                    ------------------
                                                        1997               1996               1995
                                                        ----               ----               ----
                                                                      (in millions)
Refining and Marketing...........................    $ 5,230.8          $ 3,922.3           $3,839.6
Petrochemicals and NGL's.........................        226.8              240.0              188.0
Corporate........................................        137.1              257.7              189.1
                                                      --------          ---------           --------
  Consolidated Total.............................    $ 5,594.7          $ 4,420.0           $4,216.7
                                                      ========          =========           ========

Capital expenditures were as follows:


                                                                 Years Ended December 31,
                                                                 ------------------------
                                                        1997               1996               1995
                                                        ----               ----               ----
                                                                      (in millions)

Refining and Marketing...........................    $   241.4          $   314.8           $  771.5
Petrochemicals and NGL's.........................         20.5               25.4               21.2
Corporate........................................          6.0                1.8                1.5
                                                      --------          ---------           --------
  Consolidated Total.............................    $   267.9          $   342.0           $  794.2
                                                      ========          =========           ========

Identifiable assets are those assets that are utilized by the respective business segment. Corporate assets are principally cash, investments and other assets that cannot be directly associated with the operations or activities of a business segment.

Geographic information is as follows:

                                                            As of or for the Years Ended December 31,
                                                            -----------------------------------------
                                                        1997               1996               1995
                                                        ----               ----               ----
                                                                      (in millions)
Sales and other revenues:
  Southwest......................................    $ 7,866.8          $ 7,161.6           $5,432.2
  Northeast......................................      3,015.6            3,046.8            2,651.3
                                                     ---------          ---------           --------
                                                     $10,882.4          $10,208.4           $8,083.5
                                                     =========          =========           ========
Operating income:
  Southwest......................................   $    264.9          $    69.6           $  137.8
  Northeast......................................        119.5               77.7               89.0
                                                    ----------          ---------           --------
                                                    $    384.4          $   147.3           $  226.8
                                                    ==========          =========           ========
Net income (loss):
  Southwest......................................   $     94.8          $   (68.5)          $   59.0
  Northeast......................................         60.0               32.6               58.0
                                                    ----------          ---------           --------
                                                    $    154.8          $   (35.9)          $  117.0
                                                    ==========          =========           ========
Identifiable assets:
  Southwest......................................   $  4,666.5          $ 3,377.4           $3,304.6
  Northeast......................................        928.2            1,042.6              912.1
                                                    ----------          ---------           --------
                                                    $  5,594.7          $ 4,420.0           $4,216.7
                                                    ==========         ==========           ========
Capital expenditures:
  Southwest......................................   $    178.5          $   259.1           $  770.8
  Northeast......................................         89.4               82.9               23.4
                                                    ----------          ---------           --------
                                                    $    267.9          $   342.0           $  794.2
                                                    ==========          =========           ========
Depreciation and amortization:
  Southwest......................................   $    167.7          $   153.5           $  111.4
  Northeast......................................         32.4               26.4               24.9
                                                    ----------          ---------           --------
                                                    $    200.1          $   179.9           $  136.3
                                                    ==========          =========           ========

The 1996 net loss in the Southwest includes an after tax charge of $53.0 million for transaction and integration costs associated with the Merger.

NOTE 19: Subsequent Events

On February 4, 1998, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on March 5, 1998, to holders of record on February 20, 1998. In addition, the Board of Directors declared a quarterly dividend of $0.625 per share on the Company's 5% Cumulative Convertible Preferred Stock payable on March 13, 1998, to holders of record on February 20, 1998.

In the first quarter of 1998, the Company and Koch Hydrocarbon Co., a division of Koch Industries, Inc. and Koch Pipeline Co., an affiliate of Koch Industries, Inc. expect to finalize the formation of a 50-50 joint venture related to each entity's Mont Belvieu petrochemical assets. The joint venture agreement and operating agreements will require that the Company contribute its majority interest in the propane/propylene splitters and related distribution pipeline and terminal, its operating interest in the hydrocarbon storage facility and certain of its pipeline and supply systems, and Koch will contribute its majority interest in its Mont Belvieu natural gas fractionator facility and certain of its pipeline and supply systems.

In January 1998, the Company entered into a memorandum of understanding with Petro-Canada to form a refining and marketing joint venture to serve customers in Canada and the northern United States more efficiently. The venture requires that the Company contribute all of the assets in its Northeast segment as well as assets located in Michigan. Petro-Canada will contribute all of its refining and marketing assets in Canada, including three refineries, a lubricant oil manufacturing facility and approximately 1,800 retail outlets. Control of the venture will be shared, with major decisions requiring approval of both parties. Petro-Canada will own 51% and the Company 49% of the voting units of the joint venture. Profits and losses will be divided between Petro-Canada and the Company in a ratio of 64% to 36%, respectively. The Company expects to complete the joint venture in the summer of 1998.

NOTE 20: Quarterly Financial Information (Unaudited)

                                                                             1997 Quarters
                                                                             -------------
                                                 First              Second             Third             Fourth
                                                 -----              ------             -----             ------
                                                                  (in millions, except per share data)
Sales and other revenues....................     $2,550.2          $2,414.4          $2,613.2          $3,304.6
Cost of products sold and operating expenses      1,859.9           1,678.0           1,818.9           2,347.9
Operating income............................         64.9             100.6             125.9              93.0
Extraordinary loss..........................           -                 -                 -               (4.8)
Net income..................................         27.6              46.3              56.6              24.3

Net income per share:
  Basic.....................................     $    0.35         $    0.60         $    0.73         $    0.27
  Diluted...................................          0.35              0.59              0.71              0.27

Weighted average number of shares (in
thousands):
  Basic.....................................       74,725            74,799            75,724            87,122
  Diluted...................................       78,881            79,113            80,164            91,334


                                                                             1996 Quarters
                                                                             -------------
                                                 First              Second             Third             Fourth
                                                 -----              ------             -----             ------
                                                                  (in millions, except per share data)


Sales and other revenues....................     $2,369.6          $2,565.8          $2,552.8          $2,720.2
Cost of products sold and operating expenses      1,706.6           1,879.8           1,774.0           2,117.7
Operating income (loss).....................         61.6             107.6              50.3            (149.6)
Net income (loss)...........................         22.0              47.1              13.9            (118.9)

Net income (loss) per share:
  Basic.....................................     $    0.28         $    0.62         $    0.17         $   (1.61)
  Diluted...................................          0.28              0.60              0.17             (1.61)

Weighted average number of shares (in thousands):
  Basic.....................................       74,136            74,402            74,495            74,674
  Diluted...................................       78,181            78,673            78,409            74,674


The fourth quarter of 1997 includes Total's results since acquisition on September 25, 1997. Excluding Total's results, sales and other revenues, operating income and net income would have been $2,560.2 million, $95.5 million and $26.5 million, respectively.

The results for the fourth quarter of 1997 also include a $4.8 million extraordinary loss (net of income tax benefit of $3.2 million) related to the termination of the ESOPs and the related prepayment of the ESOPs' debt. In December 1997, the Company recorded an $11.1 million non-cash reduction in the carrying value of crude oil inventories due to the significant drop in crude oil prices late in 1997.

The results for the fourth quarter of 1996 include $77.4 million of merger and integration costs and $50.4 million of charges principally to conform the accounting practices of Diamond Shamrock and Ultramar, including the accrual of estimated future environmental and other obligations. In addition, as a result of a decision to increase certain inventory levels during the fourth quarter of 1996, the Company recorded an additional LIFO inventory reserve of $60.7 million as a result of higher than expected crude oil prices.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information appearing under the caption "Ratification of Appointment of Independent Accountants" in the Registrant's Proxy Statement is hereby incorporated by reference. On March 4, 1997, the Company changed its independent accountants from Ernst & Young LLP to Arthur Andersen LLP as reported on Form 8-K dated March 4, 1997. There were no disagreements on accounting principles or financial disclosures prior to the change.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the caption "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement relating to its 1998 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission (the Proxy Statement) is hereby incorporated by reference. See also the information appearing under the caption Executive Officers of the Registrant appearing in Part I.

The Registrant is not aware of any family relationship between any director or executive officer. Each officer is generally elected to hold office until his or her successor is elected or until such officer's earlier removal or resignation.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the caption "Compensation of Executive Officers" in the Registrant's Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information appearing under the caption "Beneficial Ownership of Securities" in the Registrant's Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information   appearing  under  the  caption  "Employment   Agreements  and
Change-in-Control   Arrangements"   and  "Indebtedness  of  Management"  in  the
Registrant's Proxy Statement is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(A)(1) and (2) -- List of financial statements and financial statement schedules

The following consolidated financial statements of Ultramar Diamond Shamrock Corporation are included under Part II, Item 8:

     Accountants Reports
     Balance Sheets -- December 31, 1997 and 1996
     Statements of Operations -- Years Ended December 31, 1997, 1996 and 1995 Statements of Stockholders' Equity -- Years Ended December 31, 1997, 1996 and 1995 Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995 Notes to Consolidated Financial Statements -- Years Ended December 31, 1997, 1996 and 1995

The following consolidated schedule of Ultramar Diamond Shamrock Corporation is included under Part IV, Item 14(d):

     Schedule II -- Valuation and qualifying accounts

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(B) Reports on Form 8-K

Current Report on Form 8-K dated October 8, 1997, relating to the underwriting agreement for the issuance of the $400.0 million of Total Senior Notes.

Current Report on Form 8-K dated December 15, 1997, relating to the notification of expiration of outstanding warrants.

Current Report on Form 8-K dated March 3, 1998, relating to the notification to the 5% Cumulative Convertible Preferred Stock holders of the Company's intention to redeem all such outstanding Preferred Stock on March 18, 1998.

(C) Exhibits:

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission under File No. 1-11154. Where indicated as being filed by Diamond Shamrock, Inc., such filings were filed under File No. 1-9409 unless otherwise indicated.

    Exhibit                                                                      Incorporated by Reference
    Number                          Description                                  to the Following Documents

      3.1       Certificate of Incorporation dated April 27, 1992,              Registration Statement on Form S-1 (File No.33-
                as amended on April 28, 1992                                    47586), Exhibit 3.1

      3.2       Certificate of Merger of Diamond Shamrock, Inc.                 Registration Statement on Form S-8 (File No.333-
                with and into the Company, amending the                         19131), Exhibit 4.2
                Company's Articles of Incorporation

      3.3       Certificate of Designations of the Company's 5%                 Registration Statement on Form S-8 (File No.333-
                Cumulative Convertible Preferred Stock                          19131), Exhibit 4.3

      3.4       By-laws dated April 28, 1992                                    Registration Statement on Form S-1 (File No.33-
                                                                                47586), Exhibit 3.2

      3.5       Amendment dated July 22, 1993 to By-laws                        Annual Report on Form 10-K for the year ended
                                                                                December 31, 1995, Exhibit 3.3

      3.6       Amendment dated December 3, 1996 to By-laws                     Registration Statement on Form S-8 (File No.333-
                                                                                19131), Exhibit 4.6

      4.1       Form of Common Stock Certificate                                Registration Statement on Form S-8 (File No.333-
                                                                                19131), Exhibit 4.8

      4.2       Form of 5% Cumulative Convertible Preferred                     +
                Stock Certificate

      4.3       See Exhibit 3.1

      4.4       See Exhibit 3.2

      4.5       See Exhibit 3.3

      4.6       See Exhibit 3.4

      4.7       See Exhibit 3.5

      4.8       See Exhibit 3.6

      4.9       Form of Indenture between Diamond Shamrock,                     Registration Statement on Form S-1 of Diamond
                Inc. and the First National Bank of Chicago                     Shamrock, Inc. (File No.33-32024), Exhibit 4.1

     4.10       Form of 9 3/8% Note Due March 1, 2001                           Current Report on Form 8-K of Diamond
                                                                                Shamrock, Inc. dated February 20, 1991, Exhibit
                                                                                4.1

     4.11       Forms of Medium Term Notes, Series A                            Registration Statement on Form S-3 of Diamond
                                                                                Shamrock, Inc. (File No.33-58744), Exhibit 4.2

     4.12       Form of 8% Debenture due April 1, 2003                          Current Report on Form 8-K of Diamond
                                                                                Shamrock, Inc. dated March 22, 1993, Exhibit 4.1

     4.13       Form of 8 3/4% Debenture due June 15, 2015                      Current Report on Form 8-K of Diamond
                                                                                Shamrock, Inc. dated February 6, 1995, Exhibit 4.1

     4.14       Form of 7 1/4% Debenture due June 15, 2010                      Current Report on Form 8-K of Diamond
                                                                                Shamrock, Inc. dated June 1, 1995, Exhibit 4.1

     4.15       Form of 7.65% Debenture due July 1, 2026                        Current Report on Fom 8-K of Diamond
                                                                                Shamrock, Inc. dated June 20, 1996, Exhibit 4.1

     4.16       Rights Agreement dated June 25, 1992, between                   Registration Statement on Form S-1 (File No.33-
                Ultramar Diamond Shamrock Corporation and                       47586), Exhibit 4.2; Quarterly Report on Form 10-
                Registrar and Transfer Company (as successor                    Q for the quarter ended September 30, 1992,
                rights agent to First City Texas-Houston, NA), as               Exhibit 4.2; Annual Report on Form 10-K for the
                amended by the First Amendment dated October                    year ended December 31, 1994, Exhibit 4.3
                26, 1992 and the Amendment dated May 10, 1994

     4.17       Indenture dated July 6, 1992 between  Ultramar                  Quarterly Report on Form 10-Q for the quarter
                Diamond  Shamrock  Corporation,  as issuer,  and                ended  June 30,  1992,  Exhibit  10.5
                First City Texas-Houston NA, as trustee, relating
                to the 8 1/4% Notes due July 1, 1999

     4.18       Indenture dated July 6, 1992 among Ultramar                     Quarterly Report on Form  10-Q  for  the  quarter
                Credit  Corporation,  as  issuer, Ultramar  Diamond             ended June 30, 1992,  Exhibit 10.6
                Shamrock Corporation,  as guarantor,  and First
                City Texas-Houston NA, as trustee, relating to
                the 8 5/8% Guaranteed Notes due July 1, 2002

     4.19       Indenture dated March 15, 1994 between Ultramar                 Current Report on Form 8-K for the quarter ended
                Diamond Shamrock Corporation, as issuer, and                    June 30, 1997, Exhibit 4.3
                The Bank of New York, as trustee; Subordinated
                Debt Indenture dated June 25, 1997 between
                Ultramar Diamond Shamrock Corporation and the
                Bank of New York, as trustee

     4.20       Form of 7.20% Senior Note due October 15, 2017                  Current Report on Form 8-K dated October 8,
                                                                                1997, Exhibit 4.1

     4.21       Form of 6.75% Senior Note due October 15, 2037                  Current Report on Form 8-K dated October 8,
                                                                                1997, Exhibit 4.2

     4.22       Form of 7.45% Senior Note due October 15, 1997                  Current Report on Form 8-K dated October 8,
                                                                                1997, Exhibit 4.3

     10.1       Lease dated April 30, 1970 between Ultramar.                    Registration Statement on Form S-1 (File No.33-
                Inc. by assignment, and the City of Long Beach                  47586), Exhibit 10.20

     10.2       Lease dated November 27, 1992 between Ultramar                  Registration Statement on Form S-1 (File No.33-
                Canada, Inc. and the National Harbours Board                    47586), Exhibit 10.27

     10.3       Permit No. 306 dated October 1, 1975 issued by                  Registration Statement on Form S-1 (File No.33-
                the City of Los Angeles to Ultramar, Inc. by                    47586), Exhibit 10.19
                assignment

     10.4       Agreement dated April 6, 1977 between Atlantic                  Registration Statement on Form S-1 (File No.33-
                Richfield Company and Ultramar, Inc. by                         47586), Exhibit 10.22
                assignment

     10.5       Agreement for Use of Marine Terminal and                        Registration Statement on Form S-1 (File No.33-
                Pipeline dated August 30, 1978 between Ultramar,                47586), Exhibit 10.21
                Inc. by assignment, Arco Transporation Company
                and Shell Oil Company

     10.6       Warehousing Agreement dated July 1, 1984                        Registration Statement on Form S-1 (File No.33-
                between  Ultramar,  Inc., by assignment and                     47586), Exhibit 10.25
                GATX Tank Storage Terminals

     10.7       Contract re Charlottetown Terminal dated October                Registration Statement on Form S-1 (File No.33-
                1, 1990 between Ultramar Canada, Inc. and                       47586), Exhibit 10.30
                Imperial Oil (1)

     10.8       Tax Allocation Agreement dated April 30, 1992                   Registration Statement on Form S-1 (File No.33-
                between Ultramar Diamond Shamrock                               47586), Exhibit 10.2
                Corporation, LASMO plc and Ultramar America
                Limited and Guarantee of Performance and
                Indemnity to Ultramar Diamond Shamrock
                Corporation by LASMO plc, as amended by
                Amendment No. 1 dated May 22, 1992

     10.9       Reorganization Agreement dated as of July 6, 1992               Quarterly Report on Form 10-Q for the quarter
                between LASMO plc and Ultramar Diamond                          ended June 30, 1992, Exhibit 10,1
                Shamrock Corporation

     10.10      Ultramar Diamond Shamrock Corporation 1992                      Registration Statement on Form S-8 (File No.33-
                Long Term Incentive Plan dated July 21, 1992, as                52148), Exhibit 28; Annual Report on Form 10-K
                amended by the First Amendment dated January                    for the year ended December 31, 1992, Exhibit
                23, 1993, the Second Amendment dated July 21,                   10.34; Annual Report on Form 10-K for the year
                1993, the Third Amendment dated March 21, 1994                  ended December 31, 1993, Exhibit 10.46;
                and the Fourth Amendment dated February 10,                     Quarterly Report on Form 10-Q for the quarter
                1995                                                            ended March 31, 1994, Exhibit 10.47; Quarterly
                                                                                Report on Form 10-Q for the quarter eneded March
                                                                                31, 1995, Exhibit 10.50

     10.11      Ultramar Diamond Shamrock Corporation Annual                    +
                Incentive Plan for 1997

     10.12      Ultramar Diamond Shamrock Corporation                           Annual Report on Form 10-K for the year ended
                Restricted  Share Plan for  Directors dated January             December 31, 1992, Exhibit 10.36
                26, 1993

     10.13      Ultramar Diamond Shamrock Corporation                           Annual Report on Form 10-K for the year ended
                Supplemental Executive Retirement Plan dated                    December 31, 1995, Exhibit 10.13
                July 27, 1994

     10.14      Ultramar Diamond Shamrock Corporation U.S.                      Annual Report on Form 10-K for the year ended
                Employees Retirement Restoration Plan dated July                December 31, 1995, Exhibit 10.14
                27, 1994

     10.15      Ultramar Diamond Shamrock Corporation U.S.                      Annual Report on Form 10-K for the year ended
                Savings Incentive Restoration Plan dated July 27,               December 31, 1995, Exhibit 10.15
                1994


     10.16      Trust Agreement dated April 1985 between                        Registration Statement on Form S-1 (File No.33-
                Ultramar Canada, Inc. and Montreal Trust                        47586), Exhibit 10.1
                Company of Canada

     10.17      Employment Agreement dated as of September 22,                  Registration Statement on Form S-4 (File No.333-
                1996 between Ultramar Diamond Shamrock                          14807), Exhibit 10.1
                Corporation and Jean Gaulin

     10.18      Employment Agreement dated September 22, 1996                   Current Report on Form 8-K of Diamond
                between Ultramar Diamond Shamrock Corporation                   Shamrock, Inc. dated September 30,, 1996, Exhibit
                and Roger Hemminghaus                                           10(c)

     10.20      Form of Employment Agreement dated as of                        Annual Report on Form 10-K for the year ended
                September 22, 1996 between Diamond Shamrock,                    December 31, 1997, Exhibit
                Inc. and W. R. Klesse

     10.21      Hydrogen and Steam Supply Agreement dated                       Annual Report on Form 10-K for the year ended
                December 22, 1993 between Ultramar, Inc. and Air                December 31, 1993, Exhibit 10.43
                Products and Chemicals, Inc. (1)

     10.22      MTBE Terminaling Agreement dated March 3,                       Annual Report on Form 10-K for the year ended
                1995 between Petro-Diamond Incorporated and                     December 31, 1995
                Ultramar, Inc. (1)

     10.23      Confidential Transportation Contract dated May                  Quarterly Report on Form 10-Q for the quarter
                25, 1995 between Canadian National Railway                      ended June 30, 1995, Exhibit 10.52
                Company and Ultramar Canada, Inc. (1)

     10.24      Senior Subordinated Note Purchase Agreement                     Registration Statement on Form 10 of Diamond
                dated as of April 17, 1987 between Diamond                      Shamrock, Inc. (DS Form 10), Exhibit 10.22
                Shamrock, Inc. and certain purchasers (the Senior
                Subordinated Note Agreement)

     10.25      Amendment No.1 to the Senior Subordinated Note                  Quarterly Report on Form 10-Q of Diamond
                Agreement dated as of March 31, 1988                            Shamrock, Inc. for the quarter ended March 31,
                                                                                1988, Exhibit 19.5

     10.26      Amendment No.2 to the Senior Subordinated Note                  Quarterly Report on Form 10-Q of Diamond
                Agreement dated as of July 12, 1989                             Shamrock, Inc. for the quarter ended June 30,
                                                                                1989, Exhibit 19.2

     10.27      Amendment No.3 to the Senior Subordinated Note                  Annual Report on Form 10-K of Diamond
                Agreement dated as of December 6, 1993                          Shamrock, Inc. for the year ended December 31,
                                                                                1993, Exhibit 10.8

     10.28      Deferred Compensation Plan for executives and                   Annual Report on Form 10-K of Diamond
                directors of Diamond Shamrock, Inc. amended and                 Shamrock, Inc. for the year ended December 31,
                restated as of January 1, 1989                                  1988, Exhibit 10.13

     10.29      Supplemental Executive Retirement Plan of                       DS Form 10, Exhibit 10.16
                Diamond Shamrock, Inc. (the DS SERP)


     10.30      First Amendment to the DS SERP                                  Registration Statement on Form S-1 of Diamond
                                                                                Shamrock, Inc. (File No.33-21991) (DS S-1),
                                                                                Exhibit 10.21

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

     10.33      1987 Long-Term Incentive Plan of Diamond                        Registration Statement on Form S-8 of Diamond
                Shamrock, Inc.                                                  Shamrock, Inc. (File No.33-15268), Annex A-1

     10.34      Form of Disability Benefit Agreement between                    DS S-1, Exhibit 10.21
                Diamond Shamrock, Inc. and certain of its
                executive officers

     10.35      Form of Supplemental Death Benefit Agreement                    Quarterly Report on Form 10-Q of Diamond
                between Diamond Shamrock, Inc. and certain of its               Shamrock, Inc. for the quarter ended June 30,
                executive officers                                              1987, Exhibit 19.9

     10.36      Diamond Shamrock, Inc. Long-Term Incentive                      Quarterly Report on Form 10-Q of Diamond
                Plan as amended and restated as of August 15,                   Shamrock, Inc. for the quarter ended September
                1996                                                            30, 1996 (DS Form 10-Q), Exhibit 10.9

     10.37      Diamond Shamrock, Inc. Long-Term Incentive                      Quarterly Report on Form 10-Q of Diamond
                Plan as amended and restated as of May 5, 1992                  Shamrock, Inc. for the quarter ended June 30,
                                                                                1992, Exhibit 19.1

     10.38      Form of Employee Stock Purchase Loan                            Quarterly Report on Form 10-Q of Diamond
                Agreement between Diamond Shamrock, Inc. and                    Shamrock, Inc. for the quarter ended June 30,
                certain of its executive officers and employees                 1992, Exhibit 19.2
                amended and restated as of May 26, 1992

     10.39      Form of Excess benefit plan between Diamond                     Annual Report on Form 10-K of Diamond
                Shamrock, Inc. and certain officers amended and                 Shamrock, Inc. for the year ended December 31,
                restated as of December 1, 1992                                 1992 (DS 1992 10-K), Exhibit 10.49

     10.40      Form of Disability Benefit Agreement between                    DS 1992 10-K, Exhibit 10.50
                Diamond Shamrock, Inc. and certain officers
                amended and restated as of January 1, 1993

     10.41      Form of Deferred Compensation Plan between                      DS 1992 10-K, Exhibit 10.51
                Diamond Shamrock, Inc. and certain directors,
                officers and other employees amended and restated
                as of January 1, 1993

     10.42      Diamond Shamrock, Inc. Nonqualified 401(k) Plan                 Registration Statement on Form S-8 of Diamond
                                                                                Shamrock, Inc. (File No.33-64645), Exhibit 4.1


     10.43      Amendment to Diamond Shamrock, Inc.                             DS Form 10-Q
                Supplemental Executive Retirement Plan, July 22,
                1996

     10.44      Amendment to Diamond Shamrock, Inc. Disability                  DS Form 10-Q
                Benefit Agreement July 22, 1996

     10.45      Amendment to Diamond Shamrock, Inc.                             DS Form 10-Q
                Supplemental Death Benefit Agreement July 22,
                1996

     10.46      Amendment to Diamond Shamrock, Inc. Excess                      DS Form 10-Q
                Benefits Plan July 22, 1996

     10.47      Amendment to Diamond Shamrock, Inc. Long-                       DS Form 10-Q
                Term Incentive Plan July 22, 1996

     10.48      Credit Agreement dated July 23, 1997 in the                     Quarterly Report on Form 10-Q for the quarter
                amount of $700,000,000 between the Company,                     ended June 30, 1997, Exhibit 10.1
                Morgan Guaranty Trust Company of New York
                and certain other banks

     10.50      Credit Agreement dated December 19, 1996 in                     Annual Report on Form 10-K for the year ended
                the amount of CND $200,000,000  between the                     December 31, 1996, Exhibit 10.50
                Company, Canadian Ultramar Company,
                Canadian  Imperial  Bank of Commerce and
                certain other banks

     10.51      Amendment No. 1 to Credit Agreement described                   Annual Report on Form 10-K for the year ended
                in Exhibit 10.50                                                December 31, 1996, Exhibit 10.51

     10.52      Amended and Restated Lease Agreement dated                      Annual Report on Form 10-K for the year ended
                December 19, 1996 among Jamestown Funding                       December 31, 1996, Exhibit 10.52
                L.P., Ultramar, Inc., Ultramar Engergy, Inc.,
                Diamond Shamrock Leasing, Inc., Diamond
                Shamrock Arizona, Inc. and Diamond Shamrock
                Refining and Marketing Company.

     10.53      Amended and Restated Ground Lease Agreement                     Annual Report on Form 10-K for the year ended
                dated December 19, 1996 between Brazos River                    December 31, 1996, Exhibit 10.53
                Leasing L.P. and Diamond Shamrock Refining and
                Marketing Company

     10.54      Amended and Restated Facilities Lease Agreement                 Annual Report on Form 10-K for the year ended
                dated December 19, 1996 between Brazos River                    December 31, 1996, Exhibit 10.54
                Leasing, L.P. and Diamond Shamrock Refining
                and Marketing Company

     10.55      Stockholder Agreement between the Company and                   Quarterly Report on Form 10-Q for the quarter
                Total                                                           ended March 31, 1997, Exhibit 10.2

     10.56      Ultramar Diamond Shamrock Corporation 1996                      Registration Statement on Form S-4 (File No. 333-
                Long-Term Incentive Plan                                        14807), Exhibit 10.2

     10.57      Relocation Agreement between the Company and                    +
                H. Pete Smith dated as of December 2, 1996

     10.58      Form First Amendment to Employment Agreement                    +
                between H. Pete Smith and the Company effective
                December 3, 1996

     10.59      Agreement  between  the  Company  and  H.  Pete                 +
                Smith dated effective March 3, 1998, amending
                Mr. Smith's Employment Agreement dated as of
                November 25, 1996, and Mr. Smith's Relocation
                Agreement dated as of December 2, 1996

     10.60      Ultramar Diamond Shamrock Corporation Non-                      Registration Statement on Form S-8 (No. 333-
                Employee Director Plan                                          27697), Exhibit 4.1

      11        Statement regarding Computation of Per Share                    +
                Earnings

     16.1       Letter of Ernst & Young LLP to the Securities and               Current Report on Form 8-K dated March 4, 1997,
                Exchange Commission regarding its concurrence                   Exhibit 16.1
                with the Company's statements contained in the
                Company's Current Report on Form 8-K

     16.2       Letter of Price Waterhouse LLP to the Securities                Current Report on Form 8-K dated March 4, 1997,
                and Exchange Commission regarding its                           Exhibit 16.2
                concurrence with the Company's statements
                contained in the Company's Current Report on
                Form 8-K

      18        Letter from Ernst & Young LLP dated August 7,                   Quarterly Report on Form 10-Q for the quarter
                1995 regarding change in accounting                             ended June 30, 1995, Exhibit 18
                method

      21        Subsidiaries                                                    +

     23.1       Consent of Ernst & Young LLP                                    +
     23.2       Consent of Price Waterhouse LLP                                 +
     23.3       Consent of Arthur Andersen LLP                                  +
     24.1       Power of Attorney of Officers and Directors                     +
     24.2       Power of Attorney of the Company                                +
      27        Financial Data Schedule                                         +

+  Filed herewith.

(1) Contains material for which confidential treatement has been granted pursuant to Rule 406 under the Securities Exchange Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This material has been filed separately with the Securities and Exchange Commssion pursuant to the application for confidential treatment.

SCHEDULE II

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS



                                                            Balance at        Additions        Deductions         Balance
                                                            Beginning        Charged to           from            at End
                     Description                            of Period          Expense        Accounts(1)        of Period
                     -----------                            ----------       ----------       -----------        ---------
                                                                                      (in millions)
Year Ended December 31, 1997
 Allowance for doubtful accounts and notes receivable:
  Current allowance..............................                $15.4            $17.3           $(16.5)            $16.2
  Non-current allowance..........................                  3.4             (2.4)              -                1.0
                                                                 -----            ------          -------            -----
     Total.......................................                $18.8            $14.9           $(16.5)            $17.2
                                                                 =====            ======          =======            =====

Year Ended December 31, 1996

 Allowance for doubtful accounts and notes receivable:
  Current allowance..............................                $13.7            $13.5           $(11.8)            $15.4
  Non-current allowance..........................                  3.3              0.1               -                3.4
                                                                 -----            -----           -------            -----
     Total.......................................                $17.0            $13.6           $(11.8)            $18.8
                                                                 =====            =====           =======            =====

Year Ended December 31, 1995

 Allowance for doubtful accounts and notes receivable:
  Current allowance..............................                $11.3            $12.3          $  (9.9)            $13.7
  Non-current allowance..........................                  6.0              1.5             (4.2)              3.3
                                                                 -----            -----          --------            -----
     Total.......................................                $17.3            $13.8           $(14.1)            $17.0
                                                                 =====            =====          ========            =====

(1) Deductions represent uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of March 16, 1998.


                                          ULTRAMAR DIAMOND SHAMROCK CORPORATION

                                          By:  /s/ H. PETE SMITH
                                                   H. Pete Smith
                                                   Attorney-In-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 16, 1998 by the following persons in the capacities indicated.


Signature                          Title
---------                          -----

/s/ Roger R. Hemminghaus *         Chief Executive Officer and Chairman of the
    Roger R. Hemminghaus           Board of Directors (Principal Executive
                                   Officer)

/s/ Jean Gaulin *                  President, Chief Operating Officer and Vice
    Jean Gaulin                    Chairman of the Board of Directors (Principal
                                   Operating Officer)

/s/ H. Pete Smith                  Executive Vice President and Chief Financial
    H. Pete Smith                  Officer (Principal Financial and Accounting
                                   Officer)

             *
    Byron Allumbaugh               Director

             *
    E. Glenn Biggs                 Director

             *
    W. E. Bradford                 Director

             *
    H. Fredrick Christie           Director

             *
    W. H. Clark                    Director

             *
    Bob Marbut                     Director

             *
    Katherine D. Ortega            Director

             *
    Madeleine Saint Jacques        Director

             *
    C. Barry Schaefer              Director

*  /s/ H. Pete Smith               Attorney-in-Fact
       H. Pete Smith

42