Form 10-Q
period 1998-03-31
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1998-05-14
CIK 887207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998


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

                          Yes X     No ____

As of April 30, 1998, 90,220,985 shares of Common Stock, $0.01 par value, were outstanding, and the aggregate market value of such shares as of April 30, 1998 was $2,734,824,000.


                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1998

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                           PAGE
  Item 1.  Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 1998
             and December 31, 1997 .....................................      3

           Consolidated Statements of Income for the Three Months
             Ended March 31, 1998 and 1997..............................      4

           Consolidated Statements of Stockholders' Equity and Comprehensive
             Income for the Three Months Ended March 31, 1998 and 1997..      5

           Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1998 and 1997..............................      6

           Notes to Consolidated Financial Statements...................      7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................     10

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.............................................     19

  Item 4. Submission of Matters to a Vote of Security Holders...........     19

  Item 6. Exhibits and Reports on Form 8-K..............................     20

SIGNATURE...............................................................     21

PART I.       FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,         December 31,
                                                                                        1998               1997
                                                                                    (Unaudited)
                                                                                    -----------         ------------
                                       Assets                                                (in millions)
Current assets:
   Cash and cash equivalents...............................................         $   103.0           $    92.0
   Accounts and notes receivable, net......................................             517.0               673.9
   Inventories.............................................................             645.3               741.0
   Prepaid expenses and other current assets...............................              39.5                53.1
   Deferred income taxes...................................................              44.9                50.8
                                                                                    ----------          ----------
      Total current assets.................................................           1,349.7             1,610.8
                                                                                    ----------          ----------

Property, plant and equipment..............................................           4,672.4             4,654.3
Less accumulated depreciation and amortization.............................          (1,151.8)           (1,093.3)
                                                                                    ----------          ----------
   Property, plant and equipment, net......................................           3,520.6             3,561.0
Other assets, net..........................................................             431.3               422.9
                                                                                    ----------          ----------
    Total assets...........................................................         $ 5,301.6           $ 5,594.7
                                                                                    ==========          ==========

                        Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable and current portion of long-term debt.....................         $     6.6                 6.5
   Accounts payable........................................................             339.5               661.7
   Accrued liabilities.....................................................             330.3               331.9
   Taxes other than income taxes...........................................             243.9               237.2
   Income taxes payable....................................................              19.5                13.4
                                                                                    ----------          ----------
      Total current liabilities............................................             939.8             1,250.7
                                                                                    ----------          ----------

Long-term debt, less current portion.......................................           1,890.2             1,866.4
Other long-term liabilities................................................             391.1               403.5
Deferred income taxes......................................................             194.2               187.5
Commitments and contingencies

Company obligated preferred stock of subsidiary............................             200.0               200.0

Stockholders' equity:
   5%Cumulative   Convertible  Preferred  Stock,  par  value  $0.01  per  share:
     25,000,000  shares  authorized,  no shares and 1,724,400  shares issued and outstanding as of
     March 31, 1998 and December 31, 1997..................................                -                  0.0
   Common Stock, par value $0.01 per share:
     250,000,000 shares authorized, 90,203,000 and
     86,663,000 shares issued and outstanding as of
     March 31, 1998  and December 31, 1997.................................               0.9                 0.9
   Additional paid-in capital..............................................           1,509.3             1,534.9
   Treasury stock..........................................................                -                (30.1)
   Retained earnings.......................................................             250.6               259.1
   Accumulated other comprehensive income .................................             (74.5)              (78.2)
                                                                                    ----------          ----------
     Total stockholders' equity............................................           1,686.3             1,686.6
                                                                                    ----------          ----------
     Total liabilities and stockholders' equity............................         $ 5,301.6           $ 5,594.7
                                                                                    ==========          ==========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                                 ---------
                                                                          1998             1997
                                                                          ----             ----
                                                             (in millions, except share and per share data)

Sales and other revenues (including excise taxes)......                 $ 2,789.6         $ 2,550.2
                                                                        ----------        ----------

Operating costs and expenses:
   Cost of products sold...............................                   1,621.3           1,649.7
   Operating expenses..................................                     287.9             210.2
   Selling, general and administrative expenses........                      78.6              72.0
   Taxes other than income taxes.......................                     678.3             509.2
   Depreciation and amortization.......................                      65.4              44.2
      Total operating costs and expenses...............                   2,731.5           2,485.3
                                                                        ----------        ----------

Operating income.......................................                      58.1              64.9
  Interest income......................................                       2.1               2.4
  Interest expense.....................................                     (36.1)            (32.5)
  Gain on sale of property, plant and equipment........                       7.0              11.0

Income before income taxes and dividends of
  subsidiary...........................................                      31.1              45.8
  Provision for income taxes...........................                      12.1              18.2
  Dividends on preferred stock of subsidiary...........                       2.6                 -
                                                                        ----------        ----------
Net income.............................................                 $    16.4         $    27.6
                                                                        ==========        ==========

Net income per share:
   Basic...............................................                      $0.18            $0.35
   Diluted.............................................                      $0.18            $0.35

Weighted average number of shares (in thousands):
   Basic...............................................                     87,284           74,725
   Diluted.............................................                     90,882           78,881

Dividends per share:
   Common Shares.......................................                     $0.275           $0.275
   5% Cumulative Convertible Preferred Shares..........                     $0.625           $0.625

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                   Three Months Ended March 31, 1998 and 1997
                            (Unaudited, in millions)


                                      Common                 Treasury                               Accumulated
                                        and     Additional    Stock,                   Compre-         Other           Total
                                     Preferred   Paid-in     ESOP and     Retained     hensive     Comprehensive   Stockholders'
                                       Stock     Capital       Other      Earnings      Income         Income         Equity
Balance at January 1, 1997..........   $0.7     $1,137.0      $(32.2)     $193.7                       $(58.3)      $1,240.9
  Comprehensive income:
    Net income......................      -            -           -        27.6       $27.6                -           27.6
    Other comprehensive income,
       net of tax:
       Foreign currency translation
        adjustment..................      -            -           -           -        (3.9)            (3.9)          (3.9)
                                                                                       ------
         Comprehensive income.......      -            -           -           -       $23.7                -              -
                                                                                       ======
  Issuance of Common Stock..........      -          1.1           -           -                            -            1.1
  Cash dividends....................      -            -           -       (21.7)                           -          (21.7)
                                       ----     ---------     -------      --------                     -------      ---------

Balance at March 31, 1997..........    $0.7     $1,138.1      $(32.2)      $199.6                      $(62.2)      $1,244.0
                                       ====     =========     =======      ========                     =======      =========

Balance at January 1, 1998..........   $0.9     $1,534.9      $(30.1)      $259.1                      $(78.2)      $1,686.6
  Comprehensive income:
    Net income......................      -            -           -         16.4      $16.4                -           16.4
    Other comprehensive income,
      net of tax:
       Foreign currency translation
        adjustment..................      -            -           -            -        3.7              3.7            3.7
                                                                                       ------
          Comprehensive income.....       -            -           -            -      $20.1                -              -
                                                                                       ======
  Issuance of Common Stock..........      -          4.5           -            -                           -            4.5
  Cash dividends....................      -            -           -        (24.9)                          -          (24.9)
  Conversion of Preferred Shares into
     Common Shares..................      -        (30.1)       30.1            -                           -              -
                                       ----     ---------     -------      -------                     ------       ---------
Balance at March 31, 1998...........   $0.9     $1,509.3      $    -       $250.6                      $(74.5)      $1,686.3
                                       ====     =========     =======      =======                     =======      =========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                      1998            1997
                                                                      ----            ----
                                                                          (in millions)
Cash Flows from Operating Activities:
Net income....................................................     $  16.4           $  27.6
                                                                   ---------         ---------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..............................        65.4              44.2
   Provision for losses on receivables........................         4.9               4.3
   Gain on sale of property, plant and equipment..............        (7.5)            (18.8)
   Deferred income tax provision..............................         2.9              14.8
   Other, net.................................................        (4.2)              5.0
   Changes in operating assets and liabilities:
     Decrease in accounts and notes receivable................       154.6              63.4
     Decrease in inventories..................................        97.1              88.2
     Decrease (increase) in prepaid expenses and other
       current assets.........................................        13.2              (6.6)
     (Increase) decrease in other assets......................        (7.7)             21.5
     Decrease in accounts payable and other current liabilities     (324.6)           (193.2)
     Decrease in other long-term liabilities..................        (1.5)            (44.5)
       Net cash provided by operating activities..............         9.0               5.9
                                                                   ---------         ---------

Cash Flows from Investing Activities:
 Capital expenditures.........................................       (28.8)            (51.6)
 Acquisition of marketing operations..........................           -              (8.4)
Deferred turnaround costs....................................         (0.1)              0.5
 Expenditures for investments.................................           -              (5.1)
 Proceeds from sales of property, plant and equipment.........        27.8              45.6
   Net cash used in investing activities......................        (1.1)            (19.0)
                                                                   ---------         ---------

Cash Flows from Financing Activities:
 Net change in commercial paper and short-term
  borrowings..................................................        25.6             (82.2)
 Proceeds from long-term debt.................................           -              20.1
 Repayment of long-term debt..................................        (2.2)             (2.2)
 Payment of cash dividends....................................       (24.9)            (21.6)
 Other, net...................................................         4.5               0.8
                                                                   ---------         ---------
   Net cash provided by (used in) financing activities........         3.0             (85.1)

Effect of exchange rate changes on cash.......................         0.1              (0.3)
                                                                   ---------         ---------

Net Increase (Decrease) in Cash and Cash Equivalents..........        11.0             (98.5)
Cash and Cash Equivalents at Beginning of Period..............        92.0             197.9
                                                                   ---------         ---------
Cash and Cash Equivalents at End of Period....................     $ 103.0           $  99.4
                                                                   =========         =========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

NOTE 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Ultramar Diamond Shamrock Corporation (the "Company"), in accordance with generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast System, which vary significantly during the year; or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

NOTE 2:  Accounting Pronouncement

Effective March 31, 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company added the required comprehensive income components to the statements of stockholders' equity and certain amounts from prior periods have been reclassified to conform with the new requirements of SFAS No. 130.

NOTE 3:  Inventories

Inventories consisted of the following:

                                                                               March 31,       December 31,
                                                                                 1998             1997
                                                                               ---------       ------------
                                                                                     (in millions)
Crude oil and other feedstocks............................................     $ 278.0           $ 342.7
Refined and other finished products and convenience store items...........       308.1             340.5
Materials and supplies....................................................        59.2              57.8
                                                                               --------          --------
     Total inventories....................................................     $ 645.3           $ 741.0
                                                                               --------          --------

During the quarter ended March 31, 1998, the Company recorded a $13.6 million ($8.3 million after tax) non-cash reduction in the carrying value of crude oil inventories to reduce such inventories to market.

NOTE 4:  Computation of Net Income Per Share

Basic net income per share is calculated as net income less preferred stock dividends divided by the average number of common shares outstanding. Diluted net income per share assumes issuance of the net incremental shares from stock options and restricted stock, and conversion of the 5% Cumulative Convertible Preferred Shares. The following table reconciles the net income amounts and share numbers used in the computation of net income per share (in millions, except per share data and number of shares, which are in thousands).

                                                         Three Months Ended
                                                               March 31,
                                                               ---------
                                                         1998           1997
                                                         ----           ----
Basic:
  Average number of Common Shares outstanding            87,284        74,725
                                                         =======       =======

  Net income                                             $ 16.4        $ 27.6
    Dividends on 5% Cumulative Convertible Preferred
     Shares                                                 1.1           1.1
                                                         -------       -------
  Net income applicable to Common Shares                 $ 15.3        $ 26.5
                                                         =======       =======
Basic income per share                                   $ 0.18        $ 0.35
                                                         =======       =======

Diluted:
  Average number of Common Shares outstanding            87,284        74,725

  Net effect of dilutive stock options and
   restricted stock based on the treasury stock
   method using the average market price for the
   periods presented                                        804           837

  Assumed conversion of 5% Cumulative Convertible
   Preferred Shares (prior to conversion in March 1998)   2,794         3,319
                                                         -------       -------
        Total                                            90,882        78,881
                                                         =======       =======
Net income                                               $ 16.4        $ 27.6
                                                         =======       =======
Diluted income per share                                 $ 0.18        $ 0.35
                                                         =======       =======


NOTE 5: Redemption of 5% Cumulative Convertible Preferred Shares

The Company's 5% Cumulative Convertible Preferred Shares (the Preferred Stock) included a redemption feature effective through June 2000, such that if the Company's Common Stock traded above $33.77 per share for any 20 days within a 30 day period, the Company could elect to redeem the Preferred Stock by issuance of Common Stock of the Company. On February 27, 1998, the trading threshold was reached and on March 18, 1998 the Company redeemed all 1,724,400 outstanding shares of Preferred Stock. The Preferred Shares were redeemed for Common Stock at a conversion rate of 1.9246 shares of Common Stock for each share of Preferred Stock, resulting in a total of 3,318,698 shares of the Company's Common Stock being issued. The Common Shares were issued from treasury to the extent available and the balance were newly issued shares.

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

NOTE 7:  Gain on Sale of El Paso Pipeline and Terminal

In March of 1998, the Company recognized a pre-tax gain of $7.0 million ($4.3 million after tax), resulting from the sale of a 25% interest in the McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company.

NOTE 8:  Joint Venture with Petro-Canada

In January 1998, the Company entered into a memorandum of understanding with Petro-Canada to form a refining and marketing joint venture to serve customers in Canada and the northern United States more efficiently. The venture requires that the Company contribute all of the assets in its Northeast System as well as assets located in Michigan. Petro-Canada will contribute all of its refining and marketing assets in Canada, including three refineries, a lubricant oil manufacturing facility and approximately 1,800 retail outlets. Control of the venture will be shared, with major decisions requiring approval of both parties. Petro-Canada will own 51% and the Company 49% of the voting units of the joint venture. Profits and losses will be divided between Petro-Canada and the Company in a ratio of 64% to 36%, respectively. The Company expects to complete the joint venture in the third quarter of 1998.

NOTE 9:  Joint Venture with Koch Industries, Inc.

In the second quarter of 1998, the Company and Koch Hydrocarbon Co., a division of Koch Industries, Inc. and Koch Pipeline Co., an affiliate of Koch Industries, Inc. expect to finalize the formation of a 50-50 joint venture related to each entity's Mont Belvieu petrochemical assets. The joint venture agreement and operating agreements will require that the Company contribute its majority interest in the propane/propylene splitters and related distribution pipeline and terminal and its operating interest in the hydrocarbon storage facilities and Koch will contribute its majority interest in its Mont Belvieu natural gas fractionator facility and certain of its pipeline and supply systems.

NOTE 9:  Subsequent Events

On May 5, 1998, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on June 5, 1998 to holders of record on May 20, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Ultramar Diamond Shamrock Corporation (the Company) is a leading independent refiner and marketer of petroleum products and convenience store merchandise in the southwest and central regions of the United States (the US System, formerly referred to as the Southwest), and the northeast United States and eastern Canada (the Northeast System). The Company owns and operates seven refineries located in Texas, California, Michigan, Oklahoma, Colorado and Quebec and markets its products through Company-operated convenience stores and wholesale outlets. In the US System, the Company also stores and markets natural gas liquids and polymer-grade propylene at its facilities at Mont Belvieu, Texas and, in the Northeast System, the Company sells, on a retail basis, home heating oil.

On September 25, 1997, the Company completed its acquisition of Total Petroleum (North America) Ltd. (Total). The purchase price included the issuance of shares of Company Common Stock and the assumption of Total's outstanding debt. The acquisition has been accounted for using the purchase method and, accordingly, operating results of Total subsequent to the date of acquisition have been included in the consolidated statements of operations, including for the three months ended March 31, 1998. Total wa an independent refiner and marketer, operating three refineries in Michigan, Oklahoma and Colorado, and marketing its products in the central region of the United States through company-owned convenience stores and wholesale outlets.

In the Northeast System, demand for petroleum products varies significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for heating oil during the winter months results in the Company's Northeast System having significantly higher accounts receivable and inventory levels during the first and fourth quarters of each year. The Company's US System is less affected by seasonal fluctuations in demand than its operations in the Northeast System. The working capital requirements of the US System, though substantial, show little fluctuation throughout the year.

The Company's operating results are affected by Company-specific factors, primarily its refinery utilization rates and refinery maintenance turnarounds; seasonal factors, such as the demand for petroleum products and working capital requirements, both of which vary significantly during the year; and industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products and industry supply capacity. The effect of crude oil price changes on the Company's operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes. As a result, the Company's earnings have been volatile in the past and may be volatile in the future.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Financial and operating data by geographic area for the three months ended March 31, 1998 and 1997 are as follows:

Financial Data:
                                                                       Three Months Ended March 31,
                                       ------------------------------------------------------------------------------------------
                                                         1998                                              1997
                                       -----------------------------------------         ----------------------------------------
                                             U S       Northeast       Total               U S          Northeast     Total
                                             ---       ---------       -----               ---          ---------     -----
                                                                              (in millions)
Sales and other revenues.............     $2,132.8     $  656.8        $2,789.6          $1,732.1       $818.1        $2,550.2
Cost of products sold (2)............      1,256.0        365.3         1,621.3           1,145.4        504.3         1,649.7
Operating expenses...................        257.0         30.9           287.9             177.4         32.8           210.2
Selling, general and
   administrative expenses...........         38.3         40.3            78.6              29.7         42.3            72.0
Taxes other than income taxes........        499.8        178.5           678.3             319.8        189.4           509.2
Depreciation and amortization........         56.5          8.9            65.4              36.9          7.3            44.2
                                          ---------    ---------       ---------         ---------      -------       ---------
Operating income.....................     $   25.2     $   32.9            58.1          $   22.9       $ 42.0            64.9
                                          =========    =========                         =========      =======
Gain on sale of assets(1)............                                       7.0                                           11.0
Interest income......................                                       2.1                                            2.4
Interest expense.....................                                     (36.1)                                         (32.5)
                                                                       ---------                                      ---------
Income before income taxes...........                                      31.1                                           45.8
Provision for income taxes...........                                     (12.1)                                         (18.2)
Dividend on subsidiary stock.........                                      (2.6)                                             -
                                                                       ---------                                      ---------
Net income...........................                                  $   16.4                                       $   27.6
                                                                       =========                                      =========


(1) In March 1998, the Company recognized a $7.0 million gain on the sale of a 25% interest in its McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company. In March 1997, the Company recognized an $11.0 million gain on the sale of an office building in San Antonio, Texas.

(2) In March 1998, the Company recorded a $13.6 million non-cash reduction in the carrying value of crude oil inventories due to the significant drop in crude oil prices in 1998.

Operating Data:
                                                         Three Months Ended
                                                               March 31,
                                                       1998             1997
                                                    --------        ---------
US System (formerly the Southwest)

   Mid-Continent Refineries (1)
        Throughput (bpd)                            402,300         222,700
        Margin (dollars per barrel) (2)               $3.33           $4.48

   Wilmington Refinery
        Throughput (bpd)                            124,000         104,900
        Margin (dollars per barrel)                   $4.82           $5.01

   Retail Marketing
        Fuel volume (bpd)                           167,300         104,500
        Fuel margin (cents per gallon) (2)             13.9            10.2
        Merchandise sales ($1,000/day)                2,927           2,145
        Merchandise margin (%)                         30.7            30.2

Northeast System

   Quebec Refinery
        Throughput (bpd)                            156,500         148,600
        Margin (dollars per barrel)                   $1.75           $2.47

   Retail Marketing
        Fuel volume (bpd)                            70,100          70,600
        Overall margins (cents per gallon) (3)         29.1            29.2

(1) The Mid-Continent Refineries include the McKee and Three Rivers Refineries and, since their acquisition on September 25, 1997, the Alma, Ardmore and Denver Refineries.

(2) Effective January 1, 1998, the Company modified its policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent marketing operations to more closely reflect spot market prices for such refined products. Accordingly, the 1997 amounts have been restated to reflect the pricing policy change as if it had occurred on January 1, 1997. The refining margin and retail marketing fuel margin originally reported for the quarter ended March 31, 1997, were $4.68 and 9.1(cent), respectively.

(3) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer operated retail outlets and convenience stores, heating oil sales and the cardlock operations.

General

Net income for the quarter ended March 31, 1998 totaled $16.4 million as compared to $27.6 million for the quarter ended March 31, 1997. The first quarter of 1998 included a $4.3 million after-tax gain on the sale of a 25% interest in the McKee to El Paso pipeline and El Paso terminal and an $8.3 million after-tax non-cash charge to reduce crude oil inventories due to the continuing drop in crude oil prices. In the first quarter of 1997, the Company recognized a $6.6 million after-tax gain on the sale o an office building. Excluding these unusual items, net income would have been $20.4 million in 1998 as compared to $21.0 million in 1997. On a per share basis, basic and diluted income per share for the first quarter of 1998 was $0.18 per share as compared to $0.35 per share in 1997. This decrease is due in part to the 17% increase in the weighted average number of shares outstanding, which increase is due to the additional shares issued for the acquisition of Total.

In the US System, the Company had operating income of $25.2 million for the first quarter of 1998, as compared to $22.9 million for the first quarter of 1997. The increase in operating profit was primarily due to increased retail marketing fuel margins and increased retail fuel volumes, offset by a decline in the Mid-Continent Refineries' margins. In the Northeast System, operating income was $32.9 million for the first quarter of 1998 as compared to $42.0 million in the first quarter of 1997. This decrease is a result of a 29% decline in the refining margin and lower retail marketing fuel volumes experienced in the first quarter of 1998. These decreases were partially offset by higher throughput at the Quebec Refinery.

US System

Sales and other revenues in the US System in the first quarter of 1998 totaled $2.1 billion and were 23.1% higher than for the first quarter of 1997 primarily due to the increased sales generated from the Total operations acquired in September 1997. Sales and other revenues for Total for the three months ended March 31, 1998 were $628.5 million. Sales and other revenues were adversely impacted by lower sales prices of products in 1998 as compared to 1997 as a result of the overall market decline in crud and product prices.

The refining margin for the Mid-Continent Refineries of $3.33 per barrel in the first quarter of 1998 decreased by 25.7% as compared to $4.48 per barrel in the first quarter of 1997, due to increased crude oil costs associated with the inventory write down, a 21-day scheduled turnaround at the Three Rivers Refinery and lower throughput at the Ardmore Refinery in order to de-bottleneck the crude unit. The refining margin for the Wilmington Refinery decreased by 3.8% to $4.82 per barrel in the first quarte of 1998. Refinery throughput at Wilmington, however, increased 18.2% during the same quarter. The Wilmington refinery margin was adversely impacted by the increased throughput of lower margin gas oil processed at the Refinery during the first quarter of 1998 as compared to 1997.

Retail marketing fuel volume in the US System increased by 60.0% to 167,300 barrels per day, as a result of the addition of approximately 500 Total convenience stores, which were acquired in September 1997 and the addition of several new convenience stores in Colorado and Arizona in the last quarter of 1997. Retail fuel margins increased by 36.3% to 13.9 cents per gallon for the first quarter of 1998, due to strong retail demand in the Mid-Continent region as a result of a mild winter in the Southwest United States. The California retail market was adversely impacted by the heavy rains brought about by El Nino.

Merchandise sales at the Company's convenience stores increased from $2.1 million per day during the first quarter of 1997 to $2.9 million per day during the first quarter of 1998 due to the increased sales generated from the Total stores acquired in September 1997. The merchandise margin for the first quarter of 1998 was up slightly at 30.7% as compared to 30.2% for the first quarter of 1997.

The petrochemicals and natural gas liquids businesses also contributed to operating income in the first quarter of 1998, however; polymer-grade sales of propylene declined due to the turmoil in the Asian market and the resulting significant decline in propylene prices.

Selling, general and administrative expenses of $38.3 million in the first quarter of 1998 were $8.6 million higher than in the first quarter of 1997, reflecting primarily higher selling costs incurred to support the increased sales resulting from the Total operations.

Northeast System

Sales and other revenues in the Northeast System in the first quarter of 1998 totaled $656.8 million and were $161.3 million, or 19.7%, lower than in the corresponding quarter of 1997, as a result of a lower sales in the retail and wholesale segments following the relatively mild winter in Eastern Canada and the Northeast United States. The lower sales were also directly affected by the reduced 1998 selling price of refined products in comparison to 1997 as a result of the lower crude oil prices.

Refining margins decreased by 29.1% to $1.75 per barrel in the first quarter of 1998 as compared to $2.47 per barrel in the first quarter of 1997, due to higher crude oil costs associated with the inventory write down recorded in 1998. Throughput at the Quebec Refinery averaged 156,500 barrels per day or 5.3% higher than in the first quarter of 1997. Overall retail margins remained constant at 29.1 cents per gallon in 1998 as compared to 29.2 cents per gallon in 1997, reflecting stable market conditions Retail marketing volumes decreased less than 1.0% as compared with the first quarter of 1997, to 70,100 barrels per day, as a result of increased motorist and cardlock demand which offset the decline in home heating oil volumes resulting from the mild winter.

Selling, general and administrative expenses of $40.3 million were $2.0 million lower than in the first quarter of 1997, principally due to general reductions in administrative costs and lower selling costs incurred to support the reduced level of sales.

Corporate

Net interest expense of $34.0 million in the first quarter of 1998 was $3.9 million higher than in the corresponding quarter of 1997 due to higher average borrowings in 1998 as compared to 1997 resulting from the debt incurred to acquire Total in September 1997.

The consolidated income tax provisions for the first quarter of 1998 and 1997 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1998 and 1997 of 39.0% and 39.7%, respectively. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes and the effects of foreign operations. The organization of the petrochemical joint venture to be formed with Koch Industries, Inc. is progressing well and is expected to begin operating as a stand alone entity in the second quarter of 1998. The proposed joint venture with Petro-Canada is also progressing as scheduled, with closing expected during the third quarter of 1998. Approval of the Petro-Canada Joint Venture is still pending from the Competition Bureau of Canada, which is required prior to the formation and operation of the joint venture.

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

Crude oil prices have remained low thoughout the first quarter of 1998 and are expected to remain low in the short-term unless the major oil-producing countries reduce production from current levels. The Company was unable to take full advantage of the lower crude oil prices during the first quarter of 1998 since there is a significant lag effect between when crude oil is purchased and when the crude oil is refined and products are sold. The strong economy, early spring and accelerating demand over 1997 levels for refined products along with generally improved refining margins since March 31, should provide the Company an opportunity to improve profits in the second quarter of 1998.

West Coast refining margins, rebounding from the first quarter of 1998, are stronger than most of the other regions of the country as the second quarter begins, and the Company expects West Coast retail margins, hampered by heavy rains, to recover in the second quarter of 1998. Mid-Continent refining margins have also rebounded, early in the second quarter of 1998, due to the lower crude oil prices combined with strong product demand resulting from the early arrival of the summer driving season. Merchandise margins are expected to remain constant relative to the averages obtained during 1997.

In eastern Canada, refining margins have also increased early in the second quarter of 1998. A higher than usual demand for gasoline offset declining home heating oil demand, attributable to a relatively warm winter. See "Certain Forward Looking Statements."

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

During the quarter ended March 31, 1998, capital expenditures totaled $28.8 million, of which $15.2 million related to growth opportunity expenditures, and $13.6 million related to reliability, environmental and regulatory expenditures. Growth opportunity spending included $7.2 million for the expansion of the existing two polymer-grade propylene splitters and the construction of a third splitter to be completed in the third quarter of 1998.

Other growth opportunity spending, during the first three months of 1998 included $1.2 million for the McKee to El Paso pipeline expansion to increase the capacity of the pipeline to 60,000 barrels per day. Upon completion of the expansion, this cost will be shared with Phillips Petroleum Company, a partner whose interest in the pipeline will increase from 25% to 33% as a result. At the Three Rivers Refinery the fluid catalytic cracker unit's reactor and regenerator were replaced with new state-of-the-a designs, and new exchangers, pumps and towers were installed in the gas-concentration and Meroex treating units. This revamp work cost approximately $2.1 million and has increased throughput capacity of the Three Rivers Refinery by more than 10%.

In conjunction with the Company's program to upgrade and integrate the Total retail stores, retail marketing operations spent $2.4 million during the first quarter of 1998 to reimage and rebrand retail stores in Colorado and Texas.

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

Liquidity and Capital Resources

As of March 31, 1998, the Company had cash and cash equivalents of $103.0 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of March 31, 1998, the Company had approximately $538.8 million remaining borrowing capacity under its committed bank facilities and commercial paper program. In addition to its committed bank facilities, on March 31, 1998, the Company had approximately $520.8 million of borrowing capacity under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.
The Company also has $76.7 million available pursuant to committed lease facilities aggregating $355.0 million, under which the lessors will construct or acquire and lease to the Company primarily retail stores.

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

In March 1998, the Company exercised its right to redeem the 1,724,400 outstanding shares of its 5% Cumulative Convertible Preferred Stock into Common Stock at a conversion rate of 1.9246 shares of Common Stock for each share of Preferred Stock. The redemption resulted in 3,318,698 shares of Common Stock being issued, a portion of which came from treasury shares and the balance of shares were newly issued. As a result of the redemption, the cash dividend requirements for the Company will be lower by $0.
million on an annualized basis.

On May 5, 1998, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on June 5, 1998, to holders of record on May 20, 1998.

Cash Flows for the Three Months Ended March 31, 1998

During the first quarter ended March 31, 1998, the Company's cash position increased $11.0 million to $103.0 million. Net cash provided by operating activities was $9.0 million due to increased depreciation and amortization and management's efforts to reduce accounts and notes receivable and inventory levels, which were offset by reductions in accounts payable and other current liabilities.

Net cash used in investing activities during the quarter ended March 31, 1998, totaled $1.1 million, including $28.8 million of cash outflows for capital expenditures and cash inflows of $27.8 million related to proceeds from the sale of the McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company.

Net cash provided by financing activities during the quarter ended March 31, 1998, totaled $3.0 million, primarily due to increased short-term borrowings of $25.6 million offset by the cash dividends declared and paid totaling $24.9 million on its outstanding Common Stock ($0.275 per share) and 5% Cumulative Convertible Preferred Stock ($0.625 per share) prior to redemption in March 1998.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992, and reached an historic low against the U.S dollar in the first quarter of 1998. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at March 31, 1998, by $74.5 million. Although the Company expects the exchange rate to fluctuate during 1998, it cannot reasonably predict its future movement.

With the exception of its crude oil costs, which are U.S. dollar denominated, fluctuations in the Canadian dollar exchange rate will affect the U.S. dollar amount of revenues and related costs and expenses reported by the Canadian operation. The potential impact on refining margin of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by the Company's pricing policies in the Northeast System, which generally pass on any change in the cost of crude oil. Marketing margins, on the other hand, have been adversely affected by exchange rate fluctuations as competitive pressures have, from time to time, limited the Company's ability to promptly pass on the increased costs to the ultimate consumer. The Company has considered various strategies to manage currency risk, and it hedges the Canadian currency risk when such hedging is considered economically appropriate.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The statement standardizes the disclosure requirements for pension plans and postretirement benefit plans to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets and eliminates certain disclosures in existing standards. SFAS No. 132 is effective for financial statements for periods beginning after December 15, 1997. The Company plans to adopt SFAS No. 132 in its December 31, 1998 consolidated financial statements. Upon adoption, certain previously reported amounts in the notes to the consolidated financial statements will be required to be restated.

In March 1998, the American Institute of Certified Public Accountants issued a Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes new standards for capitalizing and amortizing certain costs incurred related to the development of software for internal use. The SOP requires capitalization of all external direct costs of material and services, payroll costs for employees directly associated with internal use software projects, and interest costs incurred during development. SOP 98-1 is effective for financial statements for periods beginning after December 15, 1998; however early adoption is permitted. The Company is currently reviewing its computer software development efforts in light of the requirements of SOP 98-1 and plans to adopt the SOP in 1998, on a prospective basis.

Certain Forward Looking Statements

This quarterly report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the U. S. Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors.

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The U.S. Environmental Protection Agency ("EPA") has notified the Company that it intends to seek fines and penalties in connection with (1) a data quality dispute involving data from the Company's Denver, Colorado refinery stemming from data analysis prepared by a subcontractor, and (2) potential Clean Air Act violations identified by the EPA at the Company's Denver Refinery. The EPA has offered to settle all related issues for $1.8 million. The Company continues to negotiate with the EPA.

In the Matter of Total Petroleum, Inc. (Combined Notice of Violation No. EPA-5-97-MI-33 and Finding of Violation No. EPA-5-97-MI-34 filed August 5,
1997). The Company has received correspondence from the EPA indicating that the EPA is interested in addressing the Company's environmental management practices at its petroleum refineries on a corporate-wide basis. The Company intends to cooperate fully with such review.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Annual Meeting of Stockholders was held on May 5, 1998, in Scottsdale, Arizona. At the meeting, the Company's stockholders elected four directors to serve three-year terms expiring in 2001, and ratified the appointment of Arthur Andersen LLP to serve as independent accountants for the Company and its subsidiaries for 1998.

The following sets for the number of votes cast for, against or withheld, and number of abstentions as to each matter:


                              Election of Directors


     Name                     Total Votes For          Total Votes Withheld

E. Bradford                      74,409,828                    999,281
Roger R. Hemminghaus             74,408,644                  1,000,465
Russel H. Herman                 74,407,968                  1,001,141
C. Barry Schaefer                74,417,338                    991,771


         Ratification of Arthur Andersen LLP as Independent Accountants


    For                          Against                           Abstain

75,301,234                       42,387                            65,488

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27       Financial Data Schedule

    27.1     Amended Financial Data Schedule - First Quarter 1997

    27.2     Amended Financial Data Schedule - Second Quarter 1997

    27.3     Amended Financial Data Schedule - Third Quarter 1997

    27.4     Amended Financial Data Schedule - Year Ended 12/31/96

    27.5     Amended Financial Data Schedule - First Quarter 1996

    27.6     Amended Financial Data Schedule - Second Quarter 1996

    27.7     Amended Financial Data Schedule - Third Quarter 1996

    27.8     Amended Financial Data Schedule - Year Ended 12/31/95

    27.9     Amended Financial Data Schedule - First Quarter 1995

    27.10    Amended Financial Data Schedule - Second Quarter 1995

    27.11    Amended Financial Data Schedule - Third Quarter 1995

    27.12    Amended Financial Data Schedule - Year Ended 12/31/94

    27.13    Amended Financial Data Schedule - Year Ended 12/31/97


(b) Reports on Form 8-K

Current Report on Form 8-K dated March 3, 1998 (File No. 11154) relating to the redemption of the 1,724,400 outstanding shares of the 5% Cumulative Convertible Preferred Stock of the Company on March 18, 1998.

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ULTRAMAR DIAMOND SHAMROCK CORPORATION
(Registrant)



By:  /s/ H. PETE SMITH
         H. PETE SMITH
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         May 13, 1998