Form 10-Q
period 1998-06-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1998-08-13
CIK 887207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                  Yes X No ____


As of July 31, 1998, 90,284,816 shares of Common Stock, $0.01 par value, were outstanding, and the aggregate market value of such shares as of July 31, 1998 was $2,364,334,000.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1998

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                            PAGE
  Item 1.  Consolidated Financial Statements (Unaudited)

    Consolidated Balance Sheets as of June 30, 1998 and
      December 31, 1997..............................................        3

    Consolidated Statements of Operations for the Three and
      Six Months Ended June 30, 1998 and 1997........................        4

    Consolidated Statements of Cash Flows for the Three and
      Six Months Ended June 30, 1998 and 1997........................        5

    Consolidated Statements of Comprehensive Income (Loss)
      for the Three and Six Months Ended June 30, 1998 and 1997......        6

    Notes to Consolidated Financial Statements.......................        7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................       11

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings..........................................       26

  Item 6. Exhibits and Reports on Form 8-K...........................       26

SIGNATURE............................................................       27

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,      December 31,
                                                                                   1998           1997
                                                                                -----------    ------------
                                                                                (Unaudited)
                                   Assets                                              (in millions)
Current assets:
   Cash and cash equivalents....................................................$   112.5      $      92.0
   Accounts and notes receivable, net...........................................    583.9            673.9
   Inventories..................................................................    622.1            741.0
   Prepaid expenses and other current assets....................................     42.3             53.1
   Deferred income taxes........................................................     44.9             50.8
                                                                                ---------        ---------
      Total current assets......................................................  1,405.7          1,610.8
                                                                                ---------        ---------

Property, plant and equipment...................................................  4,618.2          4,654.3
Less accumulated depreciation and amortization.................................. (1,190.9)        (1,093.3)
                                                                                ---------        ---------
   Property, plant and equipment, net...........................................  3,427.3          3,561.0
Other assets, net..............................................................     388.2            422.9
                                                                                ---------        ---------

    Total assets................................................................$ 5,221.2        $ 5,594.7
                                                                                =========        =========
                    Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable and current portion of long-term debt........................  $     6.9        $     6.5
   Accounts payable.............................................................    295.2            661.7
   Accrued liabilities..........................................................    379.5            331.9
   Taxes other than income taxes................................................    278.1            237.2
   Income taxes payable.........................................................     16.1             13.4
                                                                                ---------        ---------
      Total current liabilities.................................................    975.8          1,250.7
                                                                                ---------        ---------

Long-term debt, less current portion............................................  1,869.0          1,866.4
Other long-term liabilities.....................................................    389.9            403.5
Deferred income taxes...........................................................    172.5            187.5
Commitments and contingencies

Company obligated preferred stock of subsidiary.................................    200.0            200.0

Stockholders' equity:
   5% Cumulative Convertible Preferred Stock, par value $0.01 per share:
     25,000,000 shares authorized, no shares and 1,724,400  shares issued and
     outstanding as of June 30, 1998 and December 31, 1997......................       -               0.0
   Common Stock, par value $0.01 per share:
     250,000,000 shares authorized, 90,283,000 and 86,663,000 shares issued
     and outstanding as of June 30, 1998  and December 31, 1997.................      0.9              0.9
   Additional paid-in capital...................................................  1,511.2          1,534.9
   Treasury stock...............................................................      -              (30.1)
   Retained earnings............................................................    193.2            259.1
   Accumulated other comprehensive loss.........................................    (91.3)           (78.2)
                                                                                ---------        ---------
     Total stockholders' equity.................................................  1,614.0          1,686.6
                                                                                ---------        ---------
     Total liabilities and stockholders' equity.................................$ 5,221.2        $ 5,594.7
                                                                                =========        =========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended         Six Months Ended
                                                                                      June 30,                   June 30,
                                                                                 1998          1997         1998         1997
                                                                           (in millions, except share and per share data)

Sales and other revenues (including excise taxes) ......................   $3,041.0      $2,414.4       $5,830.6     $4,964.6
                                                                            -------       -------        -------      -------

Operating costs and expenses:
   Cost of products sold ...............................................    1,726.4       1,485.8        3,347.7      3,135.5
   Operating expenses ..................................................      288.0         192.2          575.9        402.4
   Selling, general and administrative expenses ........................       94.4          69.7          173.0        141.7
   Taxes other than income taxes .......................................      758.0         520.6        1,436.3      1,029.8
   Depreciation and amortization .......................................       58.1          45.5          123.5         89.7
   Restructuring charges ...............................................      131.6           --           131.6           --
                                                                            -------       -------        -------      -------

      Total operating costs and expenses ...............................    3,056.5       2,313.8        5,788.0      4,799.1
                                                                            -------       -------        -------      -------

Operating (loss) income ................................................      (15.5)        100.6           42.6        165.5
  Interest income ......................................................        2.2           5.5            4.3          7.9
  Interest expense .....................................................      (36.0)        (29.6)         (72.1)       (62.1)
  Gain on sale of property, plant and equipment ........................         --            --            7.0         11.0
                                                                            -------       -------        -------      -------
(Loss) income before income taxes and dividends of
  subsidiary ...........................................................      (49.3)          76.5          (18.2)      122.3
  Benefit (provision) for income taxes .................................       19.3          (30.2)           7.2       (48.4)
  Dividends on preferred stock of subsidiary ...........................       (2.6)            --           (5.2)        --
                                                                            -------       --------       --------     -------
Net (loss) income ......................................................   $  (32.6)     $    46.3      $   (16.2)   $   73.9
                                                                            =======       ========       ========     =======
Net (loss) income per share:
   Basic ...............................................................   $  (0.36)     $    0.60      $   (0.19)   $   0.96
   Diluted .............................................................   $  (0.36)     $    0.59      $   (0.19)   $   0.94

Weighted average number of shares (in thousands):
   Basic ...............................................................     90,220         74,799         88,760      74,762
   Diluted .............................................................     90,220         79,113         88,760      78,997

Dividends per share:
   Common Shares .......................................................   $    0.275    $    0.275     $    0.550    $  0.550
   5% Cumulative Convertible Preferred Shares ..........................   $    --       $    0.625     $    0.625    $  1.250

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                   1998         1997
                                                                     (in millions)
Cash Flows from Operating Activities:
Net (loss) income .............................................     $(16.2)   $ 73.9
Adjustments to reconcile net (loss) income to
  net cash provided by (used in) operating activities:
   Depreciation and amortization ..............................      123.5      89.7
   Provision for losses on receivables ........................        6.9       5.6
   Restructuring charges - write-down of property, plant
     and equipment and goodwill ...............................       82.1        --
   Gain on sale of property, plant and equipment ..............       (8.4)    (14.5)
   Deferred income tax (benefit) provision ....................      (15.5)     42.8
   Other, net .................................................        1.6       1.8
   Changes in operating assets and liabilities:
     Decrease in accounts and notes receivable ................       80.5      47.7
     Decrease in inventories ..................................      114.7      69.5
     Decrease (increase) in prepaid expenses and other
       current assets .........................................       10.7      (6.6)
     (Increase) decrease in other assets ......................       (3.4)      5.7
     Decrease in accounts payable and other current liabilities     (274.1)   (334.4)
     Decrease in other long-term liabilities ..................       (3.9)    (42.9)
     Other, net ...............................................         --     (10.1)
                                                                    ------    ------
       Net cash provided by (used in) operating activities ....       98.5     (71.8)
                                                                    ------    ------

Cash Flows from Investing Activities:
 Capital expenditures .........................................      (64.9)   (115.7)
 Acquisition of marketing operations ..........................         --      (9.9)
 Deferred maintenance turnaround costs ........................      (21.1)    (10.4)
 Expenditures for investments .................................         --      (7.8)
 Proceeds from sales of property, plant and equipment .........       48.2      72.7
                                                                    ------    ------
   Net cash used in investing activities ......................      (37.8)    (71.1)
                                                                    ------    ------
Cash Flows from Financing Activities:
 Net change in commercial paper and short-term
  borrowings ..................................................       37.2     (37.9)
 Proceeds from long-term debt .................................         --      10.6
 Repayment of long-term debt ..................................      (34.0)    (88.7)
 Issuance of Company obligated preferred stock of subsidiary ..         --     200.0
 Payment of cash dividends ....................................      (49.7)    (43.6)
 Other, net ...................................................        6.6      (1.7)
                                                                    ------    ------
   Net cash (used in) provided by financing activities ........      (39.9)     38.7
Effect of exchange rate changes on cash .......................       (0.3)     (0.7)
                                                                    ------    ------
   Net Increase (Decrease) in Cash and Cash Equivalents .......       20.5    (104.9)
Cash and Cash Equivalents at Beginning of Period ..............       92.0     197.9
                                                                    ------    ------
Cash and Cash Equivalents at End of Period ....................     $112.5    $ 93.0
                                                                    ======    ======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (Unaudited, in millions)


                                                                   Three Months Ended             Six Months Ended
                                                                          June 30,                   June 30,
                                                                          ---------                  --------
                                                                     1998            1997        1998          1997
                                                                     ----            ----        ----          ----

   Net (loss) income........................................      $ (32.6)        $ 46.3      $ (16.2)      $ 73.9

   Other comprehensive (loss) income, net of tax -
       Foreign currency translation adjustment..............        (16.8)           1.3        (13.1)        (2.6)
                                                                     ----          -----         ----        -----

   Comprehensive (loss) income..............................      $ (49.4)        $ 47.6      $ (29.3)      $ 71.3
                                                                     ====           ====         ====         ====

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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

Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast System, which vary significantly during the year; or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

NOTE 2:  Adoption of Accounting Pronouncements

Effective March 31, 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company added separate statements of comprehensive income (loss) and certain amounts from prior periods have been reclassified to conform with the new requirements of SFAS No. 130.

NOTE 3:  Inventories

Inventories consisted of the following:
                                            June 30,       December 31,
                                              1998             1997
                                            --------       ------------
                                                 (in millions)
Crude oil and other feedstocks..........    $280.2            $342.7
Refined and other finished products
  and convenience store items...........     281.5             340.5
Materials and supplies..................      60.4              57.8
                                            ------            ------

     Total inventories..................    $622.1            $741.0
                                             =====             =====

During the quarter ended June 30, 1998, the Company recorded a $12.5 million ($7.6 million net of income tax benefit) non-cash reduction in the carrying value of crude oil inventories to reduce such inventories to market resulting in a $26.1 million ($15.9 million net of income tax benefit) inventory reduction for the six months ended June 30, 1998.

NOTE 4:  Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is calculated as net income (loss) less preferred stock dividends divided by the average number of Common Shares outstanding. Diluted net income (loss) per share assumes, when dilutive, issuance of the net incremental shares from stock options and restricted stock, and conversion of the 5% Cumulative Convertible Preferred Shares. The following table reconciles the net income (loss) amounts and share numbers used in the computation of net income (loss) per share (in millions, except per share data and number of shares, which are in thousands).

                                                                Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                      --------                 --------
                                                                  1998       1997          1998         1997
                                                                  ----       ----          ----         ----
Basic:
  Average number of Common Shares outstanding                   90,220      74,799        88,760       74,762
                                                                ======      ======        ======       ======

  Net (loss) income                                            $(32.6)     $  46.3       $ 16.2)      $  73.9
    Dividends on 5% Cumulative Convertible Preferred
     Shares                                                         -          1.1          1.1           2.2
                                                                ------      ------        ------       ------
  Net (loss) income applicable to Common Shares                $(32.6)     $  45.2       $(17.3)      $  71.7
                                                                ======      ======        ======       ======

Basic net (loss) income per share                              $(0.36)     $  0.60       $(0.19)      $  0.96
                                                                ======      ======        ======       ======

Diluted:
  Average number of Common Shares outstanding                   90,220      74,799        88,760       74,762

  Net effect of dilutive stock options and restricted
stock
   based on the treasury stock method using the average              -         995             -          916
   market price for the periods presented

  Assumed conversion of 5% Cumulative Convertible
   Preferred Shares (prior to conversion in March 1998)              -       3,319             -        3,319
                                                                ------      ------        ------       ------

        Total                                                   90,220      79,113        88,760       78,997
                                                                ======      ======        ======       ======

Net (loss) income                                              $(32.6)     $  46.3       $(17.3) (1)  $  73.9
                                                                ======      ======        ======       ======

Diluted net (loss) income per share                           $ (0.36)     $  0.59       $(0.19)      $  0.94
                                                                ======      ======        ======       ======

1 Includes dividends on 5% Cumulative Convertible Preferred Shares.

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

NOTE 7:  Gain on Sale of Assets

In March 1998, the Company recognized a pre-tax gain of $7.0 million ($4.2 million net of income taxes) resulting from the sale of a 25% interest in the McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company.

NOTE 8:  Joint Venture with Petro-Canada

In June 1998, the Company and Petro-Canada terminated discussions relating to the formation of a refining and marketing joint venture involving the Company's Canadian and northern United States operations. The Competition Bureau of Canada advised management of both companies that the joint venture raised serious concerns under the competition laws of Canada. In light of these concerns and the potentially lengthy review process, the project was terminated. Included in selling, general and administrative expenses for the three and six months ended June 30, 1998 is $11.2 million ($6.8 million net of income tax benefit) of costs associated with the joint venture project including $2.5 million to write-off costs for a coker development project that will not be pursued.

NOTE 9:  Joint Venture with Koch Industries, Inc.

In August 1998, the Company and Koch Hydrocarbon Co., a division of Koch Industries, Inc. and Koch Pipeline Co., an affiliate of Koch Industries, Inc., expect to finalize the formation of a 50-50 joint venture related to each entity's Mont Belvieu petrochemical assets. The joint venture and related operating agreements will require that the Company contribute its interests in its propane/propylene splitters and related distribution pipeline and terminal and its interest in its Mont Belvieu hydrocarbon storage facilities and Koch will contribute its interest in its Mont Belvieu natural gas fractionator facility and certain of its pipeline and supply systems.

NOTE 10:  Restructuring Charges

In light of increased competitive conditions, in June 1998, the Company approved a restructuring plan designed to reduce its cost structure to reflect current values and improve operating efficiencies in its retail marketing, refining and pipeline operations and support services.. As a result, the Company recorded a one-time charge to earnings of $131.6 million ($79.1 million net of income tax benefit) for the quarter ended June 30, 1998 to cover the cost of eliminating 466 positions, the closure or sale of 316 convenience stores and the sale of certain non-strategic terminals and pipelines.

The components of the $131.6 million charge are as follows (in millions):

         Write-down of property, plant and
           equipment and goodwill (non-cash)                        $   82.1
         Severance and related costs                                    15.5
         Lease buy-out costs                                            14.1
         Fuel system removal costs                                      16.7
         Other costs                                                     3.2
                                                                     -------
                                                                     $ 131.6

The restructuring plan is expected to be completed by the year 2000.

NOTE 11:  Subsequent Events

On July 13, 1998, the Ardmore Refinery sustained a power failure and fire in the main fractionation column in the plant's fluid catalytic cracking unit. The unit is estimated to be down until the last half of September 1998. Repair costs will be limited to a $1.0 million insurance deductible and business interruption insurance is expected to cover all but fifteen days of lost operations. The Refinery, which normally operates at about 80,000 barrels per day, has been curtailed to about 37,000 barrels per day.

On July 28, 1998, the Board of Directors approved a $100.0 million stock buyback plan allowing the Company to purchase shares of its Common Stock in the open market. The purchased shares will be acquired through a newly formed grantor trust to fund future employee benefit obligations of the Company.

On August 5, 1998, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on September 7, 1998 to holders of record on August 20, 1998.

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

On September 25, 1997, the Company completed its acquisition of Total Petroleum (North America) Ltd. (Total). The purchase price included the issuance of shares of Company Common Stock and the assumption of Total's outstanding debt. The acquisition has been accounted for using the purchase method and, accordingly, operating results of Total subsequent to the date of acquisition have been included in the consolidated statements of operations, including for the three and six months ended June 30, 1998. Total was an independent refiner and marketer, operating three refineries in Michigan, Oklahoma and Colorado, and marketing its products in the central region of the United States through company-owned convenience stores and wholesale outlets.

In the Northeast  System,  demand for petroleum  products  varies  significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for home heating oil during the winter months results in the Company's Northeast System having significantly higher accounts receivable and inventory levels during the first and fourth quarters of each year. The Company's US System is less affected by seasonal fluctuations in demand than its operations in the Northeast System. The working capital requirements of the US System, though substantial, show little fluctuation throughout the year.

The Company's operating results are affected by Company-specific factors, primarily its refinery utilization rates and refinery maintenance turnarounds; seasonal factors, such as the demand for petroleum products and working capital requirements; and industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products and industry supply capacity. The effect of crude oil price changes on the Company's operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes. As a result, the Company's earnings have been volatile in the past and may be volatile in the future.

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Financial and operating data by geographic area for the three months ended June 30, 1998 and 1997 are as follows:

Financial Data:
                                                                Three Months Ended June 30,
                                     -----------------------------------------------------------------------------
                                                  1998                                       1997
                                     ------------------------------------       ----------------------------------
                                        U S        Northeast      Total           U S        Northeast     Total
                                        ---        ---------      -----           ---        ---------     -----
                                                                       (in millions)
Sales and other                      $2,442.4       $ 598.6     $3,041.0        $1,716.3      $ 698.1     $2,414.4
revenues........
Cost of products sold (1).......      1,405.2         321.2      1,726.4         1,081.1        404.7      1,485.8
Operating expenses..............        259.5          28.5        288.0           163.7         28.5        192.2
Selling, general and
    administrative expenses (2).         46.2          48.2         94.4            30.9         38.8         69.7
Taxes other than income taxes...        574.8         183.2        758.0           321.9        198.7        520.6
Depreciation and amortization...         48.9           9.2         58.1            37.6          7.9         45.5
Restructuring charges (3).......        131.6            -         131.6              -            -             -
                                      --------      --------     --------       ---------     --------     --------
Operating (loss) income.........     $  (23.8)     $    8.3        (15.5)       $   81.1     $   19.5        100.6
                                      ========      ========                     ========     ========
Interest income.................                                     2.2                                       5.5
Interest expense................                                   (36.0)                                    (29.6)
                                                                  ------                                   --------
(Loss) income before income
    tax benefit (provision).....                                   (49.3)                                     76.5
Benefit (provision) for
    income                                                          19.3                                     (30.2)
taxes................
Dividend on subsidiary                                              (2.6)                                        -
                                                                 --------                                  --------
stock......
Net (loss) income...............                                $  (32.6)                                 $   46.3
                                                                 ========                                  ========

(1) For the quarter ended June 30, 1998, the Company recorded a $12.5 million non-cash reduction in the carrying value of crude oil inventories due to the continuing drop in crude oil prices.

(2) During the second quarter of 1998, the Company incurred $11.2 million in costs associated with the aborted Petro-Canada joint venture including $2.5 million to write-off costs for a coker development project that will not be pursued.

(3) On June 9, 1998, the Company recorded a one-time charge of $131.6 million to restructure its retail marketing, refining and pipeline operations and support services. The restructuring charges include a property, plant and equipment and goodwill write-down totaling $82.1 million, severance and relocation costs of $15.5 million, and lease buyout, fuel system removal and other costs totaling $34.0 million.

Operating Data:
                                                           Three Months Ended
                                                                June 30,
                                                                -------
                                                        1998            1997
                                                        ----            ----
US System (formerly the Southwest)

   Mid-Continent Refineries (1)
        Throughput (bpd)                              411,400          236,400
        Margin (dollars per barrel) (2), (4)            $5.03            $5.35

   Wilmington Refinery
        Throughput (bpd)                              121,500          122,800
        Margin (dollars per barrel)(4)                  $5.30            $3.60

   Retail Marketing
        Fuel volume (bpd)                             176,400          108,700
        Fuel margin (cents per gallon) (2)               12.5             15.4
        Merchandise sales ($1,000/day)                 $3,258           $2,438
        Merchandise margin (%)                           30.7%            29.9%

Northeast System

   Quebec Refinery
        Throughput (bpd)                              150,100          106,400
        Margin (dollars per barrel) (4)                 $2.56            $1.92

   Retail Marketing
        Fuel volume (bpd)                              60,300           60,200
        Overall margins (cents per gallon) (3)           23.7             27.8

(1) The Mid-Continent Refineries include the McKee and Three Rivers Refineries and, since their acquisition on September 25, 1997, the Alma, Ardmore and Denver Refineries.

(2) Effective January 1, 1998, the Company modified its policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent marketing operations to more closely reflect spot market prices for such refined products. Accordingly, the 1997 amounts have been restated to reflect the pricing policy change as if it had occurred on January 1, 1997. The refining margin and retail marketing fuel margin originally reported for the quarter ended June 30, 1997 were $5.62 and 13.5 cents, respectively.

(3) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer operated retail outlets and convenience stores, home heating oil sales and the cardlock operations.

(4) Refinery margins for 1998 exclude the impact of the non-cash charge for the reduction in the carrying value of crude oil inventories due to the drop in crude oil prices. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $5.00 for the Mid-Continent Refineries, $4.61 for the Wilmington Refinery, and $2.28 for the Quebec Refinery.

General

Net loss for the quarter ended June 30, 1998 totaled $32.6 million as compared to net income of $46.3 million for the quarter ended June 30, 1997. The second quarter of 1998 included a one-time charge of $131.6 million ($79.1 million net of income tax benefit) related to the restructuring of the retail marketing, refining and pipeline operations and support services; $11.2 million of costs ($6.8 million net of income tax benefit) associated with the aborted joint venture with Petro-Canada; and a $12.5 million ($7.6 million net of income tax benefit) non-cash reduction in the carrying value of inventories due to the drop in crude oil prices. Excluding these unusual items, net income would have been $60.9 million for the quarter ended June 30, 1998 as compared to $46.3 million for the quarter ended June 30, 1997.

On a per share basis, the Company recognized a net loss per diluted share of $0.36 for the quarter ended June 30, 1998 as compared to net income per diluted share of $0.59 in 1997.

In the US System, the Company had an operating loss of $23.8 million for the second quarter of 1998 as compared to operating income of $81.1 million for the second quarter of 1997. The decrease in operating income from 1997 to 1998 is due to the unusual items discussed above. In addition, the Mid-Continent Refineries' margin declined $0.32 per barrel coupled with declining retail marketing fuel margins. These decreases were partially offset by increased throughput from the Mid-Continent Refineries and increased retail marketing fuel volume, merchandise sales and merchandise margins.

In the Northeast System, operating income was $8.3 million for the second quarter of 1998 as compared to $19.5 million in the second quarter of 1997. The decrease in operating income from 1997 to 1998 is due to the unusual items discussed above which include a $3.8 million non-cash reduction in the carrying value of inventories and $9.6 million of costs associated with the aborted Petro-Canada joint venture.

US System

Sales and other revenues in the US System in the second quarter of 1998 totaled $2.4 billion and were 42.3% higher than for the second quarter of 1997 primarily due to the increased sales generated from the Total operations acquired in September 1997. Sales and other revenues for the Total operations for the three months ended June 30, 1998 were $658.2 million.

The increase in throughput for the Mid-Continent Refineries from 236,400 for the second quarter of 1997 to 411,400 in the second quarter of 1998 is due mainly to the increased volume associated with the acquisition of the Alma, Ardmore, and Denver Refineries from Total. The refining margin for the Mid-Continent Refineries of $5.03 per barrel in the second quarter of 1998 decreased by 6.0% as compared to $5.35 per barrel in the second quarter of 1997 mainly because the decrease in product selling prices was greater than the decrease in crude oil costs.

Throughput at the Wilmington Refinery remained relatively unchanged for the second quarter of 1998 as compared to the second quarter of 1997. However, the increase in the refinery margin by 47.2% was a result of improved spreads between crude oil/feedstocks and refined products.

Retail marketing fuel volume in the US System increased by 62.3% to 176,400 barrels per day as a result of the addition of approximately 500 high volume Total convenience stores, which were acquired in September 1997, and the addition of several new convenience stores in Colorado and Arizona in the last quarter of 1997. Retail fuel margins decreased to 12.5 cents per gallon for the second quarter of 1998 due to competitive pricing pressures at the pump, primarily in Texas and California.

Merchandise sales at the Company's convenience stores increased from $2.4 million per day during the second quarter of 1997 to $3.3 million per day during the second quarter of 1998 due to the increased sales generated from the Total stores. The merchandise margin for the second quarter of 1998 increased slightly to 30.7% as compared to 29.9% for the second quarter of 1997 as a result of beer price wars in Texas which affected margins negatively in 1997.

The petrochemicals and natural gas liquids business contributed to operating income, however at lower levels in 1998 as compared to 1997 due to the negative impact on prices of propylene and other petrochemicals caused by very weak economic conditions in Asia and the Far East. Consequently, the Company has canceled plans to construct a cyclohexane plant at the Three Rivers Refinery in South Texas.

Selling, general and administrative expenses of $46.2 million in the second quarter of 1998 were $15.3 million higher than in the second quarter of 1997, reflecting primarily higher selling costs incurred to support the increased sales resulting from the Total operations and $1.6 million of costs incurred related to the formation of the aborted Petro-Canada joint venture.

Northeast System

Sales and other revenues in the Northeast System in the second quarter of 1998 totaled $598.6 million and were $99.5 million, or 14.3%, lower than in the corresponding quarter of 1997, as a result of lower sales in the retail and wholesale segments following the relatively mild winter in Eastern Canada and the Northeast United States. The lower sales were also directly affected by the reduced 1998 selling prices of refined products in comparison to 1997 as a result of lower crude oil prices.

Throughput at the Quebec Refinery increased 41.1% to 150,100 barrels per day for the second quarter of 1998 compared to 106,400 barrels per day for the second quarter of 1997. The low throughput in 1997 was caused by a planned maintenance turnaround on the fluid catalytic cracking unit in May and June 1997. Refining margins increased by 33.3% to $2.56 per barrel in the second quarter of 1998 as compared to $1.92 per barrel in the second quarter of 1997 due mainly to the scheduled refinery maintenance turnaround which occurred in the second quarter of 1997.

Retail marketing fuel volumes remained level as compared with the second quarter of 1997 at approximately 60,300 barrels per day. Retail margins, however, dropped to 23.7 cents per gallon in 1998 as compared to 27.8 cents per gallon in 1997 due to the decreased demand for high-margin home heating oil resulting from a mild winter in 1998 which was partially offset by increased demand in the lower-margin motorist and cardlock markets.

Selling, general and administrative expenses of $48.2 million were $9.4 million higher than in the second quarter of 1997 principally due to $9.6 million of costs incurred related to the formation of the aborted Petro-Canada joint venture.

Corporate

Interest expense of $36.0 million in the second quarter of 1998 was $6.4 million higher than in the corresponding quarter of 1997 due to higher average borrowings in 1998 as compared to 1997 resulting from the debt incurred to finance the Total acquisition in September 1997.

The consolidated income tax provisions for the second quarter of 1998 and 1997 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1998 and 1997 of 39.5%. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes and the effects of foreign operations.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Financial and operating data by geographic area for the six months ended June 30, 1998 and 1997 are as follows:

Financial Data:
                                                            Six Months Ended June 30,
                                   ------------------------------------------------------------------------------
                                                    1998                                       1997
                                   --------------------------------------      ----------------------------------
                                        U S        Northeast      Total           U S        Northeast     Total
                                        ---        ---------      -----           ---        ---------     ------
                                                                       (in millions)
Sales and other                     $ 4,575.2     $ 1,255.4    $ 5,830.6       $ 3,448.4    $ 1,516.2    $ 4,964.6
revenues........
Cost of products sold (1).......      2,661.2         686.5      3,347.7         2,226.5        909.0      3,135.5
Operating expenses..............        516.5          59.4        575.9           341.1         61.3        402.4
Selling, general and
    administrative expenses (2).         84.5          88.5        173.0            60.6         81.1        141.7
Taxes other than income taxes...      1,074.6         361.7      1,436.3           641.7        388.1      1,029.8
Depreciation and amortization...        105.4          18.1        123.5            74.5         15.2         89.7
Restructuring charges (3).......        131.6             -        131.6               -           -            -
                                     --------      --------     --------        --------    ---------     --------
Operating income................    $    1.4      $    41.2         42.6       $   104.0   $     61.5        165.5
                                     ========      ========                     ========    =========
Interest income.................                                     4.3                                       7.9
Interest expense................                                   (72.1)                                    (62.1)
Gain on sale of assets (4)......                                     7.0                                      11.0
                                                                --------                                  --------
(Loss) income before income
    tax benefit (provision).....                                   (18.2)                                    122.3
Benefit (provision) for
    income                                                           7.2                                     (48.4)
taxes................
Dividend on subsidiary stock....                                    (5.2)                                        -
                                                                --------                                  --------
Net (loss) income...............                               $   (16.2)                                $    73.9
                                                                ========                                  ========


(1) During the six months ended June 30, 1998, the Company recorded a $26.1 million non-cash reduction in the carrying value of crude oil inventories due to the significant drop in crude oil prices in 1998.

(2) During the second quarter of 1998, the Company incurred $11.2 million in costs associated with the aborted Petro-Canada joint venture including $2.5 million to write-off costs for a coker development project that will not be pursued.

(3) On June 9, 1998, the Company recorded a one-time charge of $131.6 million to restructure its retail marketing, refining and pipeline operations and support services. The restructuring charges include a property, plant and equipment and goodwill write-down totaling $82.1 million, severance and relocation costs of $15.5 million, and lease buyout, fuel system removal and other costs totaling $34.0 million.

(4) In March 1998, the Company recognized a $7.0 million gain on the sale of a 25% interest in its McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company. In March 1997, the Company recognized an $11.0 million gain on the sale of an office building in San Antonio, Texas.

Operating Data:
                                                   Six Months Ended
                                                       June 30,
                                                       --------
                                                   1998         1997
                                                   ----         ----
US System (formerly the Southwest)

   Mid-Continent Refineries (1)
        Throughput (bpd)                         406,800       229,600
        Margin (dollars per barrel) (2), (4)       $4.30         $4.93

   Wilmington Refinery
        Throughput (bpd)                         122,700       113,900
        Margin (dollars per barrel) (4)            $5.06         $4.25

   Retail Marketing
        Fuel volume (bpd)                        171,800       105,000
        Fuel margin (cents per gallon) (2)          13.1          13.0
        Merchandise sales ($1,000/day)            $3,090        $2,255
        Merchandise margin (%)                      30.7%         30.0%


Northeast System

   Quebec Refinery
        Throughput (bpd)                         153,300       127,400
        Margin (dollars per barrel) (4)            $2.39         $2.24

   Retail Marketing
        Fuel volume (bpd)                         65,100        65,400
        Overall margins (cents per gallon)(3)       26.6          28.5

(1) The Mid-Continent Refineries include the McKee and Three Rivers Refineries and, since their acquisition on September 25, 1997, the Alma, Ardmore and Denver Refineries.

(2) Effective January 1, 1998, the Company modified its policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent marketing operations to more closely reflect spot market prices for such refined products. Accordingly, the 1997 amounts have been restated to reflect the pricing policy change as if it had occurred on January 1, 1997. The refining margin and retail marketing fuel margin originally reported for the six months ended June 30, 1997, were $5.23 and 11.4 cents, respectively.

(3) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer operated retail outlets and convenience stores, home heating oil sales and the cardlock operations.

(4) Refinery margins for 1998 exclude the impact of the non-cash charge for the reduction in the carrying value of crude oil inventories due to the drop in crude oil prices. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $4.19 for the Mid-Continent Refineries, $4.72 for the Wilmington Refinery, and $2.01 for the Quebec Refinery.

General

Net loss for the six months ended June 30, 1998 totaled $16.2 million as compared to net income of $73.9 million for the six months ended June 30, 1997. The first six months of 1998 included a $7.0 million ($4.2 million net of income taxes) gain on the sale of a 25% interest in the McKee to El Paso pipeline and El Paso terminal; a $26.1 million ($15.9 million net of income tax benefit) non-cash charge to reduce crude oil inventories due to the continuing drop in crude oil prices; a one-time charge of $131.6 million ($79.1 million net of income tax benefit) related to the restructuring of the retail marketing, refining and pipeline operations and support services; and $11.2 million of costs ($6.8 million net of income tax benefit) associated with the aborted joint venture with Petro-Canada. In the first six months of 1997, the Company recognized an $11.0 million ($6.6 million net of income taxes) gain on the sale of an office building. Excluding these unusual items, net income would have been $81.4 million for the six months ended June 30, 1998 as compared to $67.3 million for the six months ended June 30, 1997.

As a result of these unusual items, for the six months ended June 30, 1998, the Company recognized a net loss of $0.19 per basic share as compared to net income of $0.96 per basic share in 1997. The net loss per diluted share for the six months ended June 30, 1998 was also $0.19 as compared to net income of $0.94 per diluted share in 1997.

In the US System, the Company had operating income of $1.4 million for the first six months of 1998 as compared to operating income of $104.0 million for the same period of 1997. In the Northeast System, operating income was $41.2 million for the first six months of 1998 as compared to $61.5 million in 1997. The decrease in operating income from 1997 to 1998 for both the US System and the Northeast System is due primarily to the unusual items discussed above.

US System

Sales and other revenues in the US System for the six months ended June 30, 1998 totaled $4.6 billion and were 32.7% higher than for the six months ended June 30, 1997 primarily due to the increased sales generated from the Total operations acquired in September 1997. Sales and other revenues for the Total operations for the six months ended June 30, 1998 were $1.3 billion. Sales and other revenues were adversely impacted by lower sales prices of products in 1998 as compared to 1997 as a result of the overall market decline in crude oil and refined product prices.

The increase in throughput for the Mid-Continent Refineries from 229,600 in the first half of 1997 to 406,800 in the first half of 1998 is due mainly to the increased volume associated with the acquisition of the Total refineries. The refining margin for the Mid-Continent Refineries of $4.30 per barrel in the first six months of 1998 decreased by 12.8% as compared to $4.93 per barrel in the first six months of 1997 due to a 21-day scheduled maintenance turnaround at the Three Rivers Refinery, lower throughput at the Ardmore Refinery in order to de-bottleneck the crude unit, and an unplanned repair of the fluid catalytic cracking unit at the McKee Refinery. In addition, product selling prices decreased by more than the decrease in crude oil costs.

Throughput at the Wilmington Refinery increased 7.7% for the six months ended June 30, 1998 to 122,700 barrels per day because of increased purchases of high sulfur distillate to produce finished diesel during 1998 which did not occur during the first half of 1997 coupled with a scheduled maintenance turnaround on the gas oil hydrotreater in February 1997 which impacted throughput in 1997. In addition, the increase in the refining margin by 19.1% was a result of improved spreads between crude oil/feedstocks and refined products.

Retail marketing fuel volume in the US System increased by 63.6% to 171,800 barrels per day, as a result of the addition of approximately 500 high volume Total convenience stores, which were acquired in September 1997, and the addition of several new convenience stores in Colorado and Arizona in the last quarter of 1997. Retail fuel margins remained steady for the six months ended June 30, 1998 as compared to 1997 at 13.1 cents per gallon.

Merchandise sales at the Company's convenience stores increased from $2.3 million per day during the first six months of 1997 to $3.1 million per day during the first six months of 1998 due to the increased sales generated from the Total stores. The merchandise margin for the six months ended June 30, 1998 was up slightly at 30.7% as compared to 30.0% for the six months ended June 30, 1997.

For the first six months of 1998, the petrochemicals and natural gas liquids businesses contributed to operating income, however at lower levels due to the declining prices of propylene and other petrochemicals which have been negatively impacted by very weak economic conditions in Asia and the Far East.

Selling, general and administrative expenses of $84.5 million for the six months ended June 30, 1998 were $23.9 million higher than the six months ended June 30, 1997, primarily due to higher selling costs incurred to support the increased sales resulting from the Total operations, $1.6 million of costs incurred related to the formation of the aborted Petro-Canada joint venture and approximately $3.5 million of non-recurring costs associated with Total's Denver office which was closed in May 1998.

Northeast System

Sales and other revenues in the Northeast System in the first six months of 1998 totaled $1.3 billion and were $260.8 million, or 17.2%, lower than in the corresponding six months of 1997, as a result of lower sales in the retail and wholesale segments following the relatively mild winter in Eastern Canada and the Northeast United States. The lower sales were also directly affected by the reduced 1998 selling prices of refined products in comparison to 1997 as a result of the lower crude oil prices.

Throughput at the Quebec Refinery increased 20.3% to 153,300 barrels per day in the first six months of 1998 compared to 127,400 barrels per day in the first six months of 1997. The low throughput in 1997 was caused by a planned maintenance turnaround on the fluid catalytic cracking unit in May and June 1997. Refining margins increased by 6.7% to $2.39 per barrel in the first six months of 1998 as compared to $2.24 per barrel in the first six months of 1997 due mainly to the scheduled refinery maintenance turnaround which occurred in the second quarter of 1997.

Retail marketing fuel volumes remained level as compared with the first six months of 1997 at approximately 65,000 barrels per day. Retail margins, however, dropped to 26.6 cents per gallon in 1998 as compared to 28.5 cents per gallon in 1997 due to the decreased demand for high-margin home heating oil resulting from a mild winter in 1998 which was offset partially by increased demand in the lower-margin motorist and cardlock markets.

Selling, general and administrative expenses of $88.5 million were higher than in the first six months of 1997, principally due to $9.6 million of costs incurred related to the formation of the aborted Petro-Canada joint venture.

Corporate

Interest expense of $72.1 million in the first six months of 1998 was $10.0 million higher than in the corresponding six months of 1997 due to higher average borrowings in 1998 as compared to 1997 resulting from the debt incurred to finance the acquisition of Total in September 1997.

The consolidated income tax provisions for the six months ended June 30, 1998 and 1997 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1998 and 1997 of 39.5%. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes and the effects of foreign operations.

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

Crude oil prices held relatively low throughout the first part of the second quarter of 1998 then dropped significantly in early June. A meeting among OPEC members in late June 1998, in which they resolved to cut production, worked to temporarily halt the skid in prices until mid-August when actual production cutbacks were not as large as promised. Until all major oil-producing countries (OPEC and non-OPEC) cut production, it is expected that prices will remain low in the short-term. Any significant rise in crude oil prices will put pressure on margins and may impact profitability in the third quarter of 1998. However, the significant time lag between crude oil purchases and deliveries to the Mid-Continent Refineries (about 40 days) should result in higher refining margins for these refineries if crude oil prices rise sharply.

The Company enjoyed strong margins in the second quarter throughout its operations. These margins have carried over into the third quarter; however, refining margins have declined in early August 1998 as a result of pressure from high inventories and softened demand as a result of the end of the summer driving season.

As the Company begins the third quarter, all facilities are operating extremely well, with the exception of the Ardmore Refinery which experienced a power failure and fire in the main fractionation column of the fluid catalytic cracking unit on July 13, 1998. The unit is expected to be down until the last half of September; however, repair costs will be limited to a $1.0 million insurance deductible and business interruption insurance is expected to cover all but fifteen days of lost operations. The remainder of the refinery is operating at 37,000 barrels per day.

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

During the six months ended June 30, 1998, capital expenditures totaled $64.9 million, of which $32.5 million related to growth opportunity expenditures, and $32.4 million related to reliability, environmental and regulatory expenditures. Approximately $16.3 million and $8.8 million have been incurred at the refineries and the retail level, respectively, for various reliability, environmental and regulatory expenditures.

Growth opportunity spending during the first six months of 1998 included $12.7 million for the construction of a third propane/propylene splitter at the Company's Mont Belvieu facility to be completed in August 1998, and $2.9 million for the McKee to El Paso pipeline expansion to increase capacity to 60,000 barrels per day. Upon completion of the expansion, this cost will be shared with Phillips Petroleum Company, a partner whose interest in the pipeline will increase from 25% to 33% as a result. In May 1998, three additional water cooling tower bays were completed at the McKee Refinery for a total cost of $1.8 million to alleviate the shortage of cooling water to the fluid catalytic cracking unit and other units and to increase operating efficiency. At the Three Rivers Refinery, the fluid catalytic cracker unit's reactor and regenerator were replaced with new state-of-the-art designs, and new exchangers, pumps and towers were installed in the gas concentration and Merox treating units. This revamp work cost approximately $2.1 million and has increased throughput capacity of the Three Rivers Refinery by approximately 2,000 barrels per day. Through June 1998, approximately $1.3 million has been incurred to modify the main column and gas concentration sections of the fluid catalytic cracking unit at the Wilmington Refinery to expand throughput capacity by 5,000 barrels per day. The project is expected to be completed in December 1998 at a total estimated cost of $13.0 million.

During the six months ended June 30, 1998, the Company also incurred $21.1 million in maintenance turnaround costs primarily at the Ardmore, Three Rivers and McKee Refineries.

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

Liquidity and Capital Resources

As of June 30,  1998,  the  Company  had cash and  cash  equivalents  of  $112.5 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of June 30, 1998, the Company had approximately $518.2 million remaining borrowing capacity under its committed bank facilities and commercial paper program. In addition to its committed bank facilities, on June 30, 1998, the Company had approximately $514.8 million of borrowing capacity under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The Company also has $73.8 million available pursuant to committed lease facilities aggregating $355.0 million, under which the lessors will construct or acquire and lease to the Company primarily convenience stores.

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

In March 1998, the Company exercised its right to redeem the 1,724,400 outstanding shares of its 5% Cumulative Convertible Preferred Stock into Common Stock at a conversion rate of 1.9246 shares of Common Stock for each share of Preferred Stock. The redemption resulted in 3,318,698 shares of Common Stock being issued, a portion of which came from treasury shares and the balance of shares were newly issued. As a result of the redemption, the cash dividend requirements for the Company will be lower by $0.7 million on an annualized basis.

The continued consolidation in the refining and marketing industry has changed the retail product pricing environment resulting in lower retail marketing margins over the past several years. In order to stay competitive and increase profitability, the Company initiated a restructuring program in June 1998 to reorganize its retail support infrastructure (eliminating 341 positions), to close or sell 316 under-performing convenience stores, and to sell certain excess terminal and pipeline assets, including the elimination of an additional 125 positions. Accordingly, the Company recognized a one-time charge of $131.6 million in the quarter ended June 30, 1998 consisting of $82.1 million to write-down property, plant and equipment and goodwill, $34.0 million for costs associated with closing the 316 convenience stores, and of $15.5 million of severance costs to eliminate 466 positions.

The restructuring initiatives are expected to increase annual earnings before interest and income taxes by $99.6 million in 1999, $124.0 million in 2000, and $128.9 million in 2001 due to lower operating costs. The increase in annual earnings will more than offset the one-time cash outlays related to the restructuring program estimated at $49.5 million over the next three years. In addition, as part of the restructuring plan, the Company has decreased its retail marketing capital expenditures budget by $32.6 million for the second half of 1998.

On July 28, 1998, the Board of Directors approved a $100.0 million stock buyback plan allowing the Company to purchase shares of its Common Stock in the open market. The Company will fund the purchase of Common Stock using available cash flow and existing debt facilities. The purchased stock will be used to fund future employee benefit obligations of the Company.

On August 5, 1998, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on September 7, 1998 to holders of record on August 20, 1998.

Cash Flows for the Six Months Ended June 30, 1998

During the six months ended June 30, 1998, the Company's cash position increased $20.5 million to $112.5 million. Net cash provided by operating activities during the first half of 1998 was $98.5 million due to increased depreciation and amortization, the $82.1 million restructuring charges write-down, and management's efforts to reduce accounts and notes receivable and inventory levels, which were offset by reductions in accounts payable and other current liabilities.

Net cash used in investing activities during the six months ended June 30, 1998, totaled $37.8 million, including cash outflows of $64.9 million for capital expenditures and $21.1 million for maintenance turnaround costs, and cash inflows of $27.8 million related to proceeds from the sale of the McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company and $17.2 million for proceeds from the sale of 29 convenience stores to Griffin L.L.C.

Net cash used in financing activities during the six months ended June 30, 1998, totaled $39.9 million, primarily due to the cash dividends declared and paid totaling $49.7 million on outstanding Common Stock ($0.55 per share) and 5% Cumulative Convertible Preferred Stock ($0.625 per share) prior to redemption in March 1998.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992, and reached an historic low against the U.S. dollar in the second quarter of 1998. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at June 30, 1998, by $91.3 million. Although the Company expects the exchange rate to fluctuate during 1998, it cannot reasonably predict its future movement.

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

Update on Impact of Year 2000 Issues

In June 1998, the Company terminated its efforts to form a joint venture between its Northeast operations and Petro-Canada's refining and marketing operations and, accordingly, has revised the plans by which it will bring its Northeast IT systems into compliance for the year 2000. The revised plan calls for implementing new stand-alone IT systems in the Northeast operations, which will provide enhanced business benefits in addition to providing year 2000 compliance. The Company has not yet determined the cost of the new stand-alone IT systems, however it is expected to be higher than previously planned for the Petro-Canada joint venture. The Company's revised plan anticipates having new IT systems implemented during the third quarter of 1999.

New Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 revises existing standards, requiring that all start-up activity costs be expensed as incurred. The term "start-up" is broadly defined and includes pre-operating, pre-opening and organizational activities. SOP 98-5 is effective for financial statements for periods beginning after December 15, 1998; however early adoption is permitted. The Company expects to adopt SOP 98-5 as of January 1, 1999 and is currently evaluating the impact of the change which is not expected to be material to the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new and revises several existing standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. If certain conditions are met, a derivative may be designated as a cashflow hedge, as a fair value hedge or as a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method to be used. Changes in the fair value of derivatives are either recognized in earnings in the period of change or as a component of other comprehensive income in the case of certain hedges. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 as of January 1, 2000 and is currently evaluating the impact of the change, but has not quantified the effect at this time.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None..............

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ULTRAMAR DIAMOND SHAMROCK CORPORATION
(Registrant)



By:  /s/ H. PETE SMITH
         H. PETE SMITH
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         August 13, 1998