Form 10-Q/A
period 1998-06-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1998-10-28
CIK 887207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q/A


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


                         Commission File Number 1-11154
                         ------------------------------

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

                        ---------------------------------

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

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                            PAGE
  Item 1.  Consolidated Financial Statements (Unaudited)

    Consolidated Balance Sheets as of June 30, 1998
      and December 31, 1997...........................................        3

    Consolidated Statements of Operations for the Three and Six
      Months Ended June 30, 1998 and 1997.............................        4

    Consolidated Statements of Cash Flows for the Three and Six
      Months Ended June 30, 1998 and 1997.............................        5

    Consolidated Statements of Comprehensive Income (Loss)
      for the Three and Six Months Ended June 30, 1998 and 1997.......        6

    Notes to Consolidated Financial Statements........................        7

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...............................       12


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings...........................................       27

  Item 6. Exhibits and Reports on Form 8-K............................       27


SIGNATURE.............................................................       28

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,        December 31,
                                                                                 1998              1997
                                                                             -------------       ----------
                                                                              (Restated)
                                                                              (Unaudited)
                                   Assets                                              (in millions)
Current assets:
   Cash and cash equivalents....................................................$   112.5      $      92.0
   Accounts and notes receivable, net...........................................    583.9            673.9
   Inventories..................................................................    622.1            741.0
   Prepaid expenses and other current assets....................................     42.3             53.1
   Deferred income taxes........................................................     44.9             50.8
                                                                                  -------          -------
      Total current assets......................................................  1,405.7          1,610.8
                                                                                  -------          -------

Property, plant and equipment...................................................  4,618.2          4,654.3
Less accumulated depreciation and amortization.................................. (1,190.9)        (1,093.3)
                                                                                  -------          -------
   Property, plant and equipment, net...........................................  3,427.3          3,561.0
Other assets, net...............................................................    388.2            422.9
                                                                                  -------          -------
    Total assets................................................................$ 5,221.2        $ 5,594.7
                                                                                  =======          =======

                    Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable and current portion of long-term debt........................  $     6.9        $     6.5
   Accounts payable.............................................................    295.2            661.7
   Accrued liabilities..........................................................    379.5            331.9
   Taxes other than income taxes................................................    278.1            237.2
   Income taxes payable.........................................................     16.1             13.4
                                                                                  -------          -------
      Total current liabilities.................................................    975.8          1,250.7
                                                                                  -------          -------

Long-term debt, less current portion............................................  1,869.0          1,866.4
Other long-term liabilities.....................................................    389.9            403.5
Deferred income taxes...........................................................    192.5            187.5
Commitments and contingencies

Company obligated preferred stock of subsidiary.................................    200.0            200.0

Stockholders' equity:
   5%Cumulative   Convertible  Preferred  Stock,  par  value  $0.01  per  share:
     25,000,000  shares  authorized,  no shares and 1,724,400  shares issued and outstanding as of
     June 30, 1998 and December 31, 1997........................................       -               0.0
   Common Stock, par value $0.01 per share:
     250,000,000 shares authorized, 90,283,000 and
     86,663,000 shares issued and outstanding as of
     June 30, 1998  and December 31, 1997.......................................      0.9              0.9
   Additional paid-in capital...................................................  1,511.2          1,534.9
   Treasury stock...............................................................      -              (30.1)
   Retained earnings............................................................    173.2            259.1
   Accumulated other comprehensive loss.........................................    (91.3)           (78.2)
                                                                                  -------          --------
     Total stockholders' equity.................................................  1,594.0          1,686.6
                                                                                  -------          -------
     Total liabilities and stockholders' equity.................................$ 5,221.2        $ 5,594.7
                                                                                  =======          =======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months Ended         Six Months Ended
                                                                        June 30,                   June 30,
                                                                        --------                   --------
                                                                     1998          1997         1998         1997
                                                                     ----          ----         ----         ----
                                                                  (Restated)                 (Restated)
                                                                   (in millions, except share and per share data)
   Sales and other revenues (including excise taxes).........     $ 3,041.0     $ 2,414.4    $ 5,830.6    $ 4,964.6
                                                                  ---------     ---------    ---------    ---------

   Operating costs and expenses:
      Cost of products sold..................................       1,726.4       1,485.8      3,347.7      3,135.5
      Operating expenses.....................................         288.0         192.2        575.9        402.4
      Selling, general and administrative expenses...........          94.4          69.7        173.0        141.7
      Taxes other than income taxes..........................         758.0         520.6      1,436.3      1,029.8
      Depreciation and amortization..........................          58.1          45.5        123.5         89.7
      Restructuring charges..................................         131.6            -         131.6           -
                                                                  ---------     ---------    ---------    ---------

         Total operating costs and expenses..................       3,056.5       2,313.8      5,788.0      4,799.1
                                                                  ---------     ---------    ---------    ---------

   Operating (loss) income...................................         (15.5)        100.6         42.6        165.5
     Interest income.........................................           2.2           5.5          4.3          7.9
     Interest expense........................................         (36.0)        (29.6)       (72.1)       (62.1)
     Gain on sale of property, plant and equipment...........             -             -          7.0         11.0
                                                                  ---------     ---------    ---------    ---------

   (Loss) income before income taxes and dividends of
     subsidiary..............................................         (49.3)         76.5        (18.2)       122.3
     Provision for income taxes..............................          (0.7)        (30.2)       (12.8)       (48.4)
     Dividends on preferred stock of subsidiary..............          (2.6)            -         (5.2)           -
                                                                  ---------     ---------    ---------    ---------
   Net (loss) income.........................................     $   (52.6)    $    46.3    $   (36.2)   $    73.9
                                                                  =========     =========    =========    =========

   Net (loss) income per share:
      Basic..................................................       $ (0.58)       $ 0.60     $ (0.42)      $ 0.96
      Diluted................................................       $ (0.58)       $ 0.59     $ (0.42)      $ 0.94

   Weighted average number of shares (in thousands):
      Basic..................................................         90,220       74,799      88,760       74,762
      Diluted................................................         90,220       79,113      88,760       78,997

   Dividends per share:
      Common Shares..........................................        $ 0.275      $ 0.275     $ 0.550      $ 0.550
      5% Cumulative Convertible Preferred Shares.............        $     -      $ 0.625     $ 0.625      $ 1.250


          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                              1998               1997
                                                                              ----               ----
                                                                           (Restated)
                                                                                    (in millions)
Cash Flows from Operating Activities:
Net (loss) income.............................................             $  (36.2)           $   73.9
Adjustments to reconcile net (loss) income to
  net cash provided by (used in) operating activities:
   Depreciation and amortization..............................                123.5                89.7
   Provision for losses on receivables........................                  6.9                 5.6
   Restructuring charges - write-down of property, plant
     and equipment and goodwill...............................                 82.1                   -
   Gain on sale of property, plant and equipment..............                 (8.4)              (14.5)
   Deferred income tax provision..............................                  4.5                42.8
   Other, net.................................................                  1.6                 1.8
   Changes in operating assets and liabilities:
     Decrease in accounts and notes receivable................                 80.5                47.7
     Decrease in inventories..................................                114.7                69.5
     Decrease (increase) in prepaid expenses and other
       current assets.........................................                 10.7                (6.6)
     (Increase) decrease in other assets......................                 (3.4)                5.7
     Decrease in accounts payable and other current liabilities              (274.1)             (334.4)
     Decrease in other long-term liabilities..................                 (3.9)              (42.9)
     Other, net...............................................                    -                (10.1)
                                                                            -------             ---------
       Net cash provided by (used in) operating activities....                 98.5               (71.8)
                                                                            -------             ---------

Cash Flows from Investing Activities:
 Capital expenditures.........................................                (64.9)             (115.7)
 Acquisition of marketing operations..........................                    -                (9.9)
 Deferred maintenance turnaround costs........................                (21.1)              (10.4)
 Expenditures for investments.................................                    -                (7.8)
 Proceeds from sales of property, plant and equipment.........                 48.2                72.7
                                                                            -------             -------
   Net cash used in investing activities......................                (37.8)              (71.1)
                                                                            -------             -------

Cash Flows from Financing Activities:
 Net change in commercial paper and short-term
  borrowings..................................................                 37.2               (37.9)
 Proceeds from long-term debt.................................                    -                10.6
 Repayment of long-term debt..................................                (34.0)              (88.7)
 Issuance of Company obligated preferred stock of subsidiary..                    -               200.0
 Payment of cash dividends....................................                (49.7)              (43.6)
 Other, net...................................................                  6.6                (1.7)
                                                                            -------             -------
   Net cash (used in) provided by financing activities........                (39.9)               38.7
Effect of exchange rate changes on cash.......................                 (0.3)               (0.7)
                                                                            -------             -------
   Net Increase (Decrease) in Cash and Cash Equivalents.......                 20.5              (104.9)
Cash and Cash Equivalents at Beginning of Period..............                 92.0               197.9
                                                                            -------             -------
Cash and Cash Equivalents at End of Period....................              $ 112.5            $   93.0
                                                                            =======             =======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (Unaudited, in millions)


                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                                       ---------                      --------
                                                                     1998            1997        1998          1997
                                                                     ----            ----        ----          ----
                                                                  (Restated)                  (Restated)

   Net (loss) income........................................      $ (52.6)        $ 46.3      $ (36.2)      $ 73.9

   Other comprehensive (loss) income, net of tax -
       Foreign currency translation adjustment..............        (16.8)           1.3        (13.1)        (2.6)
                                                                     ----          -----         ----        -----

   Comprehensive (loss) income..............................      $ (69.4)        $ 47.6      $ (49.3)      $ 71.3
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

NOTE 3:  Inventories

Inventories consisted of the following:

                                                    June 30,       December 31,
                                                     1998             1997
                                                 ------------      ------------
                                                          (in millions)

Crude oil and other feedstocks................     $280.2            $342.7
Refined and other finished products and
     convenience store items..................      281.5             340.5
Materials and supplies........................       60.4              57.8
                                                    -----            ------
     Total inventories........................     $622.1            $741.0
                                                    =====             =====
During the quarter ended June 30, 1998, the Company recorded a $12.5 million ($7.3 million net of income tax benefit) non-cash reduction in the carrying value of crude oil inventories to reduce such inventories to market resulting in a $26.1 million ($15.3 million net of income tax benefit) inventory reduction for the six months ended June 30, 1998.

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

                                                                Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                              ---------------------      ---------------------
                                                                 1998        1997          1998         1997
                                                                 ----        ----          ----         ----
                                                              (Restated)               (Restated)
Basic:
  Average number of Common Shares outstanding..........         90,220       74,799       88,760        74,762
                                                               =======      =======      =======       =======

  Net (loss) income....................................        $(52.6)      $46.3        $(36.2)       $73.9
    Dividends on 5% Cumulative Convertible Preferred
     Shares............................................              -        1.1           1.1          2.2
                                                               -------      -------      -------       -------
  Net (loss) income applicable to Common Shares........        $(52.6)      $45.2        $(37.3)       $71.7
                                                               =======      =======      =======       =======

Basic net (loss) income per share......................        $(0.58)      $0.60        $(0.42)       $ 0.96
                                                               =======      =======      =======       =======
Diluted:
  Average number of Common Shares outstanding..........         90,220       74,799       88,760        74,762

  Net effect of dilutive stock options and restricted
stock
   based on the treasury stock method using the average              -          995            -           916
   market price for the periods presented..............

  Assumed conversion of 5% Cumulative Convertible
   Preferred Shares (prior to conversion in March 1998)              -        3,319            -         3,319
                                                               -------      -------      -------       --------

        Total..........................................         90,220       79,113       88,760        78,997
                                                               =======      =======      =======       ========

Net (loss) income......................................        $(52.6)      $46.3        $(37.3) (1)   $73.9
                                                               =======      =======      =======       ========

Diluted net (loss) income per share....................        $(0.58)      $0.59        $0.42)        $0.94
                                                               =======      =======      =======       ========

(1)  Includes dividends on 5% Cumulative Convertible Preferred Shares.

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

NOTE 7:  Gain on Sale of Assets

In March 1998, the Company recognized a pre-tax gain of $7.0 million ($4.1 million net of income taxes) resulting from the sale of a 25% interest in the McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company.

NOTE 8:  Joint Venture with Petro-Canada

In June 1998, the Company and Petro-Canada terminated discussions relating to the formation of a refining and marketing joint venture involving the Company's Canadian and northern United States operations. The Competition Bureau of Canada advised management of both companies that the joint venture raised serious concerns under the competition laws of Canada. In light of these concerns and the potentially lengthy review process, the project was terminated. Included in selling, general and administrative expenses for the three and six months ended June 30, 1998 is $11.2 million ($6.6 million net of income tax benefit) of costs associated with the joint venture project including $2.5 million to write-off costs for a coker development project that will not be pursued.

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

NOTE 10:  Restructuring Charges

In light of increased competitive conditions, in June 1998, the Company approved a restructuring plan designed to reduce its cost structure to reflect current values and improve operating efficiencies in its retail marketing, refining and pipeline operations and support services. As a result, the Company recorded a one-time charge to earnings of $131.6 million ($97.6 million net of income tax benefit) for the quarter ended June 30, 1998 to cover the cost of eliminating 466 positions, the closure or sale of 316 convenience stores and the sale of certain non-strategic terminals and pipelines.

The components of the $131.6 million charge are as follows (in millions):

         Write-down of property, plant and
           equipment and goodwill (non-cash)...............           $ 82.1
         Severance and related costs.......................             15.5
         Lease buy-out costs...............................             14.1
         Fuel system removal costs.........................             16.7
         Other costs.......................................              3.2
                                                                      ------
                                                                      $131.6
                                                                      ======

The restructuring plan is expected to be completed by the year 2000.

NOTE 11:  Restatement of Financial Statements

As discussed in Note 10, the Company recorded a one-time charge of $131.6 million to restructure its retail marketing, refining and pipeline operations and support services. The previously reported tax benefit associated with this restructuring charge was overstated. As a result, the Company has increased its provision for income taxes by $20.0 million for the three months and six months ended June 30, 1998.

The effect of this increase in provision for income taxes on previously reported consolidated financial statements as of June 30, 1998 and for the three months and six months ended June 30, 1998 is as follows (in thousands, except per share data, unaudited):

                           Consolidated Balance Sheet

                                                     June 30, 1998
                                                     --------------
                                                               Previously
                                                Restated        Reported
                                                --------       ----------
Deferred income taxes.........................   $192.5          $172.5
Retained earnings.............................   $173.2          $193.2

                      Consolidated Statements of Operations

                                                       Three Months Ended                Six Months Ended
                                                         June 30, 1998                     June 30, 1998
                                                         -------------                     -------------
                                                                    Previously                       Previously
                                                   Restated          Reported         Restated        Reported
                                                   --------         ----------        --------       ----------
(Provision) benefit for income taxes........        $ (0.7)          $ 19.3            $(12.8)         $ 7.2
Net loss....................................        $(52.6)          $(32.6)           $(36.2)         $(16.2)
Basic and diluted net loss per share........        $(0.58)          $(0.36)           $(0.42)         $(0.19)

                      Consolidated Statement of Cash Flows

                                                    Six Months Ended
                                                      June 30, 1998
                                                      -------------
                                                                 Previously
                                                Restated          Reported
                                                --------         ----------
Net loss...................................      $(36.2)          $(16.2)
Deferred income tax (benefit) provision....      $  4.5           $(15.5)

                  Consolidated Statements of Comprehensive Loss

                                                       Three Months Ended                  Six Months Ended
                                                         June 30, 1998                       June 30, 1998
                                                         -------------                       -------------
                                                                    Previously                         Previously
                                                   Restated          Reported         Restated          Reported
                                                   --------         ----------        --------         ----------
Net loss....................................        $(52.6)          $(32.6)           $(36.2)          $(16.2)
Comprehensive loss..........................        $(69.4)          $(49.4)           $(49.3)          $(29.3)


NOTE 12:  Subsequent Events

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

The Company
-----------

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

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Financial and operating data by geographic area for the three months ended June 30, 1998 and 1997 are as follows:

Financial Data:
--------------

                                                                Three Months Ended June 30,
                                                                ---------------------------
                                                    1998                                          1997
                                       --------------------------------          -------------------------------
                                                 (Restated)
                                        U S        Northeast      Total           U S        Northeast     Total
                                        ---        ---------      -----           ---        ---------     -----
                                                                      (in millions)
Sales and other                      $2,442.4       $ 598.6     $3,041.0        $1,716.3       $698.1     $2,414.4
revenues........
Cost of products sold (1).......      1,405.2         321.2      1,726.4         1,081.1        404.7      1,485.8
Operating expenses..............        259.5          28.5        288.0           163.7         28.5        192.2
Selling, general and
    administrative expenses (2).         46.2          48.2         94.4            30.9         38.8         69.7
Taxes other than income taxes...        574.8         183.2        758.0           321.9        198.7        520.6
Depreciation and amortization...         48.9           9.2         58.1            37.6          7.9         45.5
Restructuring charges (3).......        131.6            -         131.6              -            -             -
                                     --------       -------     --------        --------       ------     --------
Operating (loss) income.........     $  (23.8)      $   8.3        (15.5)       $   81.1       $ 19.5        100.6
                                     ========       =======                     ========       ======
Interest income.................                                     2.2                                       5.5
Interest expense................                                   (36.0)                                    (29.6)
                                                                --------                                  --------
(Loss) income before income
    tax provision...............                                   (49.3)                                     76.5
Provision for income taxes......                                    (0.7)                                    (30.2)
Dividend on subsidiary stock....                                    (2.6)                                        -
                                                                --------                                  --------
Net (loss) income...............                                $  (52.6)                                 $   46.3
                                                                ========                                  ========

1 For the quarter ended June 30, 1998, the Company recorded a $12.5 million non-cash reduction in the carrying value of crude oil inventories due to the continuing drop in crude oil prices.

2 During the second quarter of 1998, the Company incurred $11.2 million in costs associated with the aborted Petro-Canada joint venture including $2.5 million to write-off costs for a coker development project that will not be pursued.

3 On June 9, 1998, the Company recorded a one-time charge of $131.6 million to restructure its retail marketing, refining and pipeline operations and support services. The restructuring charges include a property, plant and equipment and goodwill write-down totaling $82.1 million, severance and relocation costs of $15.5 million, and lease buyout, fuel system removal and other costs totaling $34.0 million.

Operating Data:
--------------                                           Three Months Ended
                                                               June 30,
                                                               --------
                                                         1998           1997
                                                         ----           ----
US System (formerly the Southwest)

   Mid-Continent Refineries (1)
        Throughput (bpd)                               411,400         236,400
        Margin (dollars per barrel) (2, 4)              $5.03           $5.35

   Wilmington Refinery
        Throughput (bpd)                               121,500         122,800
        Margin (dollars per barrel) (4)                 $5.30           $3.60

   Retail Marketing
        Fuel volume (bpd)                              176,400         108,700
        Fuel margin (cents per gallon (2)               12.5            15.4
        Merchandise sales ($1,000/day)                 $3,258           $2,438
        Merchandise margin (%)                          30.7%            29.9%

Northeast System

   Quebec Refinery
        Throughput (bpd)                               150,100         106,400
        Margin (dollars per barrel) (4)                $2.56            $1.92

   Retail Marketing
        Fuel volume (bpd)                               60,300          60,200
        Overall margins (cents per gallon) (3)           23.7            27.8

(1) The Mid-Continent Refineries include the McKee and Three Rivers Refineries and, since their acquisition on September 25, 1997, the Alma, Ardmore and Denver Refineries.

(2) Effective January 1, 1998, the Company modified its policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent marketing operations to more closely reflect spot market prices for such refined products. Accordingly, the 1997 amounts have been restated to reflect the pricing policy change as if it had occurred on January 1, 1997. The refining margin and retail marketing fuel margin originally reported for the quarter ended June 30, 1997 were $5.62 and 13.5 cents respectively.
(3) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer operated retail outlets and convenience stores, home heating oil sales and the cardlock operations.

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

General

Net loss for the quarter ended June 30, 1998 totaled $52.6 million as compared to net income of $46.3 million for the quarter ended June 30, 1997. The second quarter of 1998 included a one-time charge of $131.6 million ($97.6 million net of income tax benefit) related to the restructuring of the retail marketing, refining and pipeline operations and support services; $11.2 million of costs ($6.6 million net of income tax benefit) associated with the aborted joint venture with Petro-Canada; and a $12.5 million ($7.3 million net of income tax benefit) non-cash reduction in the carrying value of inventories due to the drop in crude oil prices. Excluding these unusual items, net income would have been $58.9 million for the quarter ended June 30, 1998 as compared to $46.3 million for the quarter ended June 30, 1997.

On a per share basis, the Company recognized a net loss per diluted share of $0.58 for the quarter ended June 30, 1998 as compared to net income per diluted share of $0.59 in 1997.

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

The consolidated income tax provision, exclusive of the restructuring charges, for the second quarter of 1998 was based upon the Company's estimated effective income tax rate for the year ending December 31, 1998 of 41.3%. The income tax benefit of the restructuring charges was computed separately at 25.9%, resulting in a 1.4% effective income tax rate for the quarter ended June 30, 1998. The income tax rate on the restructuring charges is below the U.S. Federal statutory income tax rate due to the non-deductible writedown of goodwill.

The consolidated income tax provision for the second quarter of 1997 was based upon the Company's estimated effective income tax rate for the year ended December 31, 1997 of 39.5%. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to state income taxes and the effects of foreign operations.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Financial and operating data by geographic area for the six months ended June 30, 1998 and 1997 are as follows:

Financial Data:
                                                           Six Months Ended June 30,
                                   --------------------------------------------------------------------------------
                                                  1998                                       1997
                                   --------------------------------------       -----------------------------------
                                                                       (Restated)
                                        U S        Northeast      Total           U S        Northeast     Total
                                        ---        ---------      -----           ---        ---------     -----
                                                                       (in millions)
Sales and other revenues........     $4,575.2      $1,255.4     $5,830.6        $3,448.4     $1,516.2     $4,964.6
Cost of products sold (1).......      2,661.2         686.5      3,347.7         2,226.5        909.0      3,135.5
Operating expenses..............        516.5          59.4        575.9           341.1         61.3        402.4
Selling, general and
    administrative expenses (2).         84.5          88.5        173.0            60.6         81.1        141.7
Taxes other than income taxes...      1,074.6         361.7      1,436.3           641.7        388.1      1,029.8
Depreciation and amortization...        105.4          18.1        123.5            74.5         15.2         89.7
Restructuring charges (3).......        131.6             -        131.6               -            -            -
                                     --------      --------     --------        --------     --------     --------
Operating income................     $    1.4      $   41.2         42.6        $  104.0     $   61.5        165.5
                                     ========      ========                     ========     ========
Interest income.................                                     4.3                                       7.9
Interest expense................                                   (72.1)                                    (62.1)
Gain on sale of assets (4)......                                     7.0                                      11.0
                                                                --------                                  --------
(Loss) income before income
    tax provision...............                                   (18.2)                                    122.3
Provision for income taxes......                                   (12.8)                                    (48.4)
Dividend on subsidiary stock....                                    (5.2)                                        -
                                                                --------                                  --------
Net (loss) income...............                                $  (36.2)                                 $   73.9
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

(4 In March 1998, the Company recognized a $7.0 million gain on the sale of a 25% interest in its McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company. In March 1997, the Company recognized an $11.0 million gain on the sale of an office building in San Antonio, Texas.

Operating Data:
                                                       Six Months Ended
                                                           June 30,
                                                           --------
                                                   1998             1997
                                                   ----             ----
US System (formerly the Southwest)

   Mid-Continent Refineries (1)
        Throughput (bpd)                           406,800           229,600
        Margin (dollars per barrel) (2, 4)          $4.30             $4.93

   Wilmington Refinery
        Throughput (bpd)                           122,700           113,900
        Margin (dollars per barrel) (4)             $5.06             $4.25

   Retail Marketing
        Fuel volume (bpd)                          171,800           105,000
        Fuel margin (cents per gallon) (2)          13.1              13.0
        Merchandise sales ($1,000/day)              $3,090            $2,255
        Merchandise margin (%)                       30.7%             30.0%

Northeast System

   Quebec Refinery
        Throughput (bpd)                           153,300           127,400
        Margin (dollars per barrel) (4)             $2.39             $2.24

   Retail Marketing
        Fuel volume (bpd)                           65,100            65,400
        Overall margins (cents per gallon) (3)       26.6              28.5

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

General

Net loss for the six months ended June 30, 1998 totaled $36.2 million as compared to net income of $73.9 million for the six months ended June 30, 1997. The first six months of 1998 included a $7.0 million ($4.1 million net of income taxes) gain on the sale of a 25% interest in the McKee to El Paso pipeline and El Paso terminal; a $26.1 million ($15.3 million net of income tax benefit) non-cash charge to reduce crude oil inventories due to the continuing drop in crude oil prices; a one-time charge of $131.6 million ($97.6 million net of income tax benefit) related to the restructuring of the retail marketing, refining and pipeline operations and support services; and $11.2 million of costs ($6.6 million net of income tax benefit) associated with the aborted joint venture with Petro-Canada. In the first six months of 1997, the Company recognized an $11.0 million ($6.6 million net of income taxes) gain on the sale of an office building. Excluding these unusual items, net income would have been $79.2 million for the six months ended June 30, 1998 as compared to $67.3 million for the six months ended June 30, 1997.

As a result of these unusual items, for the six months ended June 30, 1998, the Company recognized a net loss of $0.42 per basic share as compared to net income of $0.96 per basic share in 1997. The net loss per diluted share for the six months ended June 30, 1998 was also $0.42 as compared to net income of $0.94 per diluted share in 1997.

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

The consolidated income tax provision, exclusive of the restructuring charges, for the six months ended June 30, 1998 was based upon the Company's estimated effective income tax rate for the year ending December 31, 1998 of 41.3%. The income tax benefit of the restructuring charges was computed separately at 25.9%, resulting in a 70.3% effective income tax rate for the six months ended June 30, 1998. The income tax rate on the restructuring charges is below the U.S. Federal statutory income tax rate due to the non-deductible writedown of goodwill.

The consolidated income tax provision for the six months ended June 30, 1997 was based upon the Company's estimated effective income tax rate for the year ended December 31, 1997 of 39.5%. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to state income taxes and the effects of foreign operations.

Outlook
-------

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

Capital Expenditures
--------------------

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

Liquidity and Capital Resources
-------------------------------

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

Exchange Rates
--------------

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

Update on Impact of Year 2000 Issues
------------------------------------

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

New Accounting Pronouncements
-----------------------------

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

Certain Forward Looking Statements
----------------------------------

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

         (a)......Exhibits

                  27.1  Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ULTRAMAR DIAMOND SHAMROCK CORPORATION
(Registrant)



By:  /s/ H. PETE SMITH
         H. PETE SMITH
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         October 28, 1998