Form 10-Q
period 1998-09-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1998-11-13
CIK 887207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                       ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No ____


As of October 30, 1998, 87,603,682 shares of Common Stock, $0.01 par value, were outstanding, and the aggregate market value of such shares as of October 30, 1998 was $2,360,043,000.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                          PAGE
  Item 1.  Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets as of September 30, 1998 and
             December 31, 1997.........................................      3

           Consolidated Statements of Operations for the Three and
             Nine Months Ended September 30, 1998 and 1997.............      4

           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1998 and 1997.........................      5

           Consolidated Statements of Comprehensive Income (Loss)
             for the Three and Nine Months Ended September 30, 1998
             and 1997..................................................      6

           Notes to Consolidated Financial Statements..................      7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................     12

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings............................................     27

  Item 5. Other Information............................................     28

  Item 6. Exhibits and Reports on Form 8-K.............................     28

SIGNATURE..............................................................     28

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,      December 31,
                                                                                     1998               1997
                                                                                     ----               ----
                                                                                 (Unaudited)
                                   Assets                                                 (in millions)
Current assets:
   Cash and cash equivalents.....................................................  $  105.4            $   92.0
   Accounts and notes receivable, net............................................     630.1               673.9
   Inventories...................................................................     627.4               741.0
   Prepaid expenses and other current assets.....................................      28.6                53.1
   Deferred income taxes.........................................................      44.9                50.8
                                                                                   --------            --------
      Total current assets.......................................................  $1,436.4            $1,610.8
                                                                                   --------            --------

Property, plant and equipment....................................................   4,380.7             4,654.3
Less accumulated depreciation and amortization...................................  (1,135.3)           (1,093.3)
                                                                                   --------            --------
   Property, plant and equipment, net............................................   3,245.4             3,561.0
Other assets, net................................................................     529.9               422.9
                                                                                   --------            --------
    Total assets.................................................................  $5,211.7            $5,594.7
                                                                                   ========            ========

                    Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable and current portion of long-term debt...........................  $    5.9            $   6.5
   Accounts payable..............................................................     359.6               661.7
   Accrued liabilities...........................................................     344.8               331.9
   Taxes other than income taxes.................................................     260.5               237.2
   Income taxes payable..........................................................      22.2                13.4
                                                                                   --------            --------
      Total current liabilities..................................................     993.0             1,250.7
                                                                                   --------            --------

Long-term debt, less current portion.............................................   1,870.3             1,866.4
Other long-term liabilities......................................................     450.5               403.5
Deferred income taxes............................................................     188.1               187.5
Commitments and contingencies

Company obligated preferred stock of subsidiary..................................     200.0               200.0

Stockholders' equity:
   5% Cumulative Convertible Preferred Stock, par value $0.01 per share:
     25,000,000 shares authorized, no shares and 1,724,400 shares issued and
     outstanding as of September 30, 1998 and December 31, 1997..................       -                   0.0
   Common Stock, par value $0.01 per share:
     250,000,000 shares authorized, 87,847,000 and
     86,663,000 shares issued and outstanding as of
     September 30, 1998  and December 31, 1997...................................       0.9                 0.9
   Additional paid-in capital....................................................   1,511.2             1,534.9
   Treasury stock................................................................     (64.3)              (30.1)
   Retained earnings.............................................................     174.4               259.1
   Accumulated other comprehensive loss..........................................    (112.4)              (78.2)
                                                                                   --------            --------
     Total stockholders' equity..................................................   1,509.8             1,686.6
                                                                                   --------            --------
     Total liabilities and stockholders' equity..................................  $5,211.7            $5,594.7
                                                                                   ========            ========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                      -------------              -------------
                                                                     1998          1997         1998         1997
                                                                     ----          ----         ----         ----
                                                                   (in millions, except share and per share data)
   Sales and other revenues (including excise taxes).........     $ 2,740.9     $ 2,613.2    $ 8,571.5    $ 7,577.8
                                                                  ---------     ---------    ---------    ---------
   Operating costs and expenses:
      Cost of products sold..................................       1,504.1       1,617.2      4,851.8      4,752.7
      Operating expenses.....................................         275.2         201.7        851.1        604.1
      Selling, general and administrative expenses...........          80.9          75.0        253.9        216.7
      Taxes other than income taxes..........................         742.3         547.2      2,178.6      1,577.0
      Depreciation and amortization..........................          57.3          46.2        180.8        135.9
      Restructuring charges..................................             -             -        131.6            -
                                                                  ---------     ---------    ---------    --------

         Total operating costs and expenses..................       2,659.8       2,487.3      8,447.8      7,286.4
                                                                  ---------     ---------    ---------    ---------

   Operating income..........................................          81.1         125.9        123.7        291.4
     Interest income.........................................           2.3           2.3          6.6         10.2
     Interest expense........................................         (35.2)        (30.3)      (107.3)       (92.4)
     Gain on sale of property, plant and equipment...........             -             -         7.0         11.0
                                                                  ---------     ---------    ---------    ---------
   Income before income taxes and dividends of
     subsidiary..............................................          48.2          97.9         30.0        220.2
     Provision for income taxes..............................         (19.9)        (38.6)       (32.7)       (87.0)
     Dividends on preferred stock of subsidiary..............          (2.5)         (2.7)        (7.7)        (2.7)
                                                                  ---------     ---------    ---------    ---------
   Net income (loss).........................................     $    25.8     $    56.6    $   (10.4)   $   130.5
                                                                  =========     =========    =========    =========
   Net income (loss) per share:
      Basic..................................................        $ 0.29        $ 0.73     $ (0.13)      $ 1.69
      Diluted................................................        $ 0.29        $ 0.71     $ (0.13)      $ 1.64

   Weighted average number of shares (in thousands):
      Basic..................................................        89,526        75,724       89,018       75,188
      Diluted................................................        89,760        80,164       89,018       79,386

   Dividends per share:
      Common Shares..........................................       $ 0.275       $ 0.275      $ 0.825      $ 0.825
      5% Cumulative Convertible Preferred Shares.............       $     -       $ 0.625      $ 0.625      $ 1.875

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                               1998                  1997
                                                                               ----                  ----
                                                                                      (in millions)
Cash Flows from Operating Activities:
Net (loss) income..................................................          $ (10.4)              $ 130.5
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
   Depreciation and amortization...................................          $ 180.8               $ 135.9
   Provision for losses on receivables.............................              9.2                  10.5
   Restructuring charges - write-down of property, plant
     and equipment and goodwill....................................             82.1                   -
   Equity income from Diamond-Koch joint venture...................             (1.2)                  -
   Gain on sale of property, plant and equipment...................             (3.4)                (14.5)
   Deferred income tax provision...................................             16.1                  80.7
   Other, net......................................................              2.4                 (14.2)
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts and notes receivable..........             18.8                  (0.8)
     Decrease in inventories.......................................             98.5                 103.3
     Decrease in prepaid expenses and other current assets.........             23.3                   5.9
     Decrease (increase) in other assets...........................              5.6                 (19.4)
     Decrease in accounts payable and other current liabilities....           (240.0)               (259.2)
     Increase (decrease) in other long-term liabilities............              7.4                 (56.4)
     Other, net....................................................              -                   (19.3)
                                                                             -------               -------
       Net cash provided by operating activities...................            189.2                  83.0
                                                                             -------               -------

Cash Flows from Investing Activities:
 Capital expenditures..............................................            (93.1)               (149.8)
 Acquisition of Total, net of cash acquired........................              -                  (402.4)
 Acquisition of marketing operations...............................              -                   (20.3)
 Deferred maintenance turnaround costs.............................            (29.3)                (15.5)
 Expenditures for investments......................................              -                   (10.1)
 Proceeds from sales of property, plant and equipment..............             77.4                  77.0
                                                                             -------               -------
   Net cash used in investing activities...........................            (45.0)               (521.1)
                                                                             -------               -------
Cash Flows from Financing Activities:
 Net change in commercial paper and short-term borrowings..........             39.6                 194.6
 Proceeds from long-term debt......................................              -                    15.3
 Repayment of long-term debt.......................................            (36.3)                  -
 Issuance of Company obligated preferred stock of subsidiary.......              -                   200.0
 Purchase of common stock..........................................            (64.3)                  -
 Payment of cash dividends.........................................            (74.2)                (64.9)
 Other, net........................................................              6.7                   6.7
                                                                             -------               -------
   Net cash (used in) provided by financing activities.............           (128.5)                351.7
 Effect of exchange rate changes on cash............................            (2.3)                  1.3
                                                                             -------               -------
   Net Increase (Decrease) in Cash and Cash Equivalents............             13.4                 (85.1)
 Cash and Cash Equivalents at Beginning of Period...................            92.0                 197.9
                                                                             -------               -------
 Cash and Cash Equivalents at End of Period.........................         $ 105.4               $ 112.8
                                                                             =======               =======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                      -------------              -------------
                                                                    1998          1997         1998         1997
                                                                    ----          ----         ----         ----
                                                                                   (in millions)
Net income (loss)........................................         $ 25.8        $ 56.6       $(10.4)      $130.5

Other comprehensive loss, net of tax -
  Foreign currency translation adjustment..............            (21.1)            -        (34.2)        (2.6)
                                                                  ------        ------       ------       ------

Comprehensive income (loss)..............................         $  4.7        $ 56.6       $ 44.6)      $127.9
                                                                  ======        ======       ======       ======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

NOTE 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Ultramar Diamond Shamrock Corporation (the Company), in accordance with generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the 1998 presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast System, which vary significantly during the year; or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

NOTE 2:  Adoption of Accounting Pronouncements

Effective March 31, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company added separate statements of comprehensive income (loss) and certain amounts from prior periods have been reclassified to conform with the new requirements of SFAS No. 130.

NOTE 3:  Inventories

Inventories consisted of the following:
                                               September 30,        December 31,
                                                   1998                1997
                                                   ----                ----
                                                         (in millions)
Crude oil and other feedstocks...........        $253.3              $342.7
Refined and other finished products
  and convenience store items............         317.3               340.5
Materials and supplies...................          56.8                57.8
                                                 ------              ------
  Total inventories......................        $627.4              $741.0
                                                 ======              ======

During the quarter ended September 30, 1998, the Company recorded a $16.1 million ($9.7 million net of income tax benefit) non-cash reduction in the carrying value of crude oil and refined product inventories to reduce such inventories to market resulting in a $42.2 million ($24.8 million net of income tax benefit) inventory reduction for the nine months ended September 30, 1998.

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

                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                                   -------------            -------------
                                                                   1998        1997        1998         1997
                                                                   ----        ----        ----         ----
Basic:
  Average number of Common Shares outstanding...........         89,526      75,724      89,018        75,188
                                                                 ======      ======      ======        ======

  Net income (loss).....................................          $25.8       $56.6      $(10.4)       $130.5
    Dividends on 5% Cumulative Convertible Preferred
     Shares.............................................              -         1.1         1.1           3.3
                                                                 ------      ------      ------        ------
  Net income (loss) applicable to Common Shares.........          $25.8      $ 55.5      $(11.5)       $127.2
                                                                 ======      ======      ======        ======

Basic net income (loss) per share.......................          $0.29      $ 0.73      $(0.13)       $1.69
                                                                 ======      ======      ======        =====
Diluted:
  Average number of Common Shares outstanding...........         89,526      75,724      89,018        75,188

  Net effect of dilutive stock options and restricted
  stock based on the treasury stock method using the
  average market price for the periods presented........            234       1,121           -           879

  Assumed conversion of 5% Cumulative Convertible
   Preferred Shares (prior to conversion in March 1998).              -       3,319           -        3,319
                                                                 ------      ------      ------        ------

        Total...........................................         89,760      80,164      89,018        79,386
                                                                 ======      ======      ======        ======

Net income (loss).......................................          $25.8      $ 56.6      $(11.5) (1)   $130.5
                                                                 ======      ======      ======        ======

Diluted net income (loss) per share.....................          $0.29      $ 0.71      $(0.13)       $ 1.64
                                                                 ======      ======      ======        ======

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

NOTE 8:  Joint Venture with Petro-Canada

In June 1998, the Company and Petro-Canada terminated discussions relating to the formation of a refining and marketing joint venture involving the Company's Canadian and northern United States operations. The Competition Bureau of Canada advised management of both companies that the joint venture raised serious concerns under the competition laws of Canada. In light of these concerns and the potentially lengthy review process, the project was terminated. Included in selling, general and administrative expenses for the nine months ended September 30, 1998 is $11.2 million ($6.6 million net of income tax benefit) of costs associated with the joint venture project including $2.5 million to write-off costs for a coker development project that will not be pursued.

NOTE 9:  Diamond-Koch LLC

On September 1, 1998, the Company and Koch Hydrocarbon Company, a division of Koch Industries, Inc. and Koch Pipeline Company, L.P., an affiliate of Koch Industries, Inc. (Koch), finalized the formation of Diamond-Koch LLC (Diamond-Koch), a 50-50 joint venture related to each entity's Mont Belvieu petrochemical assets. Koch contributed its interest in its Mont Belvieu natural gas liquids fractionator facility and certain of its pipeline and supply systems. The Company contributed its interests in its propane/propylene splitters and related distribution pipeline and terminal and its interest in its Mont Belvieu hydrocarbon storage facilities. Effective with the formation on September 1, 1998, the Company transferred the net book value of the various assets contributed of $111.2 million to its investment in Diamond-Koch, which is included in other assets in the September 30, 1998 balance sheet.

During the month ended September 30, 1998, the Company recognized equity income of $1.2 million from the joint venture. Also in September 1998, the Company received $27.0 million from Diamond-Koch for reimbursement of the cost to construct the third propane/propylene splitter which was completed in August 1998 and transferred to Diamond-Koch in September 1998. NOTE 10: Restructuring Charges

In light of increased competitive conditions, in June 1998, the Company approved a restructuring plan designed to reduce its cost structure to reflect current values and improve operating efficiencies in its retail marketing, refining and pipeline operations and support services. As a result, the Company recorded a one-time charge to earnings of $131.6 million ($97.6 million net of income tax benefit) to cover the cost of eliminating 466 positions, the closure or sale of 316 convenience stores and the sale of certain non-strategic terminals and pipelines.

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

NOTE 11:  Common Stock Buyback Program

On July 28, 1998, the Board of Directors approved a $100.0 million stock buyback program to purchase shares of Common Stock in the open market. As of September 30, 1998, the Company has purchased 2,440,200 shares of its Common Stock for a total cost of $64.3 million. The Company expects to complete the buyback program during the fourth quarter of 1998.

NOTE 12:  Allocation of Total Purchase Price

On September 25, 1997, the Company completed its acquisition of Total Petroleum (North America) Ltd. (Total) for a total purchase price of $851.8 million and allocated the purchase price based on an estimate of the fair values of the individual assets and liabilities at that time. Subsequently in 1998, it has been determined that in the original purchase price allocation environmental receivables were overstated, pension and other assets were understated and environmental liabilities were understated. As a result, the purchase price has been reallocated effective September 25, 1998 as follows:

                                                          Final        Initial
                                                        Allocation    Allocation
                                                        ----------    ----------
                                                             (in millions)

  Working capital......................................    $ 29.8       $ 36.1
  Property, plant and equipment........................     839.6        842.6
  Excess of cost over fair value of net assets of
    purchased business.................................     123.5         76.5
  Liabilities assumed and other, net...................    (141.1)      (103.4)
                                                           ------       ------
  Total purchase price.................................    $851.8       $851.8
                                                           ======       ======

NOTE 13:  Subsequent Events

On October 6, 1998, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on December 7, 1998 to holders of record on November 20, 1998.

On October 8, 1998, the Company and Phillips Petroleum Company (Phillips) signed a letter of intent to combine all of the operations of the Company and all of the North American refining, marketing and transportation operations of Phillips into a newly formed Delaware LLC named Diamond 66 LLC (Diamond 66). The Company will own 55% of the voting and beneficial interest and control the board of directors of Diamond 66 and Phillips will own the remaining 45%. The Company expects to complete the transaction in the first quarter of 1999, subject to various approvals and the execution of definitive agreements. Under the terms of the letter of intent, Phillips is to receive from Diamond 66 a payment of $500.0 million at closing and an additional payment of $300.0 million one year thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company
-----------

Ultramar Diamond Shamrock Corporation (the Company) is a leading independent refiner and marketer of petroleum products and convenience store merchandise in the Southwest and central regions of the United States (the US System, formerly referred to as the Southwest), and the Northeast United States and eastern Canada (the Northeast System). The Company owns and operates seven refineries located in Texas, California, Michigan, Oklahoma, Colorado and Quebec and markets its products through Company-operated convenience stores and branded and unbranded wholesale outlets. In the Northeast System, the Company sells home heating oil on a retail basis.

On September 1, 1998, the Company contributed its petrochemical operations located at Mont Belvieu, Texas to Diamond-Koch LLC (Diamond-Koch), a newly formed 50-50 joint venture, with Koch Industries, Inc. and affiliates (Koch). Koch contributed its petrochemical operations located at Mont Belvieu, Texas to the joint venture. The Company is accounting for its 50% investment in Diamond-Koch using the equity accounting method.

On September 25, 1997, the Company completed its acquisition of Total Petroleum (North America) Ltd. (Total). The purchase price included the issuance of shares of Company Common Stock and the assumption of Total's outstanding debt. The acquisition has been accounted for using the purchase method and, accordingly, operating results of Total have been included in the consolidated financial statements since the date of acquisition. Total was an independent refiner and marketer, operating three refineries in Michigan, Oklahoma and Colorado, and marketing its products in the central region of the United States through company-owned convenience stores and branded and unbranded wholesale outlets.

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

Results of Operations
---------------------

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Financial and operating data by geographic area for the three months ended September 30, 1998 and 1997 are as follows:

Financial Data:
---------------

                                                       Three Months Ended September 30,
                                    -------------------------------------------------------------------------------
                                                     1998                                     1997
                                    -------------------------------------       -----------------------------------
                                       U S        Northeast      Total            U S       Northeast      Total
                                       ---        ---------      -----            ---       ---------      -----
                                                                      (in millions)
Sales and other revenues........     $2,157.7        $583.2     $2,740.9        $1,873.0       $740.2     $2,613.2
Cost of products sold (1).......      1,200.6         303.5      1,504.1         1,191.6        425.6      1,617.2
Operating expenses..............        248.9          26.3        275.2           173.9         27.8        201.7
Selling, general and
    administrative expenses.....         42.9          38.0         80.9            32.4         42.6         75.0
Taxes other than income taxes...        558.0         184.3        742.3           338.6        208.6        547.2
Depreciation and amortization...         48.4           8.9         57.3            37.7          8.5         46.2
                                     --------        ------     --------        --------       ------     --------
  Operating income..............     $   58.9        $ 22.2         81.1        $   98.8       $ 27.1        125.9
                                     ========        ======                     ========       ======
Interest income.................                                     2.3                                       2.3
Interest expense................                                   (35.2)                                    (30.3)
                                                                --------                                  --------
  Income before income taxes....                                    48.2                                      97.9
Provision for income taxes......                                   (19.9)                                    (38.6)
Dividend on subsidiary stock....                                    (2.5)                                     (2.7)
                                                                --------                                  --------
  Net income....................                                $   25.8                                  $   56.6
                                                                ========                                  ========

(1) For the quarter ended September 30, 1998, the Company recorded a $16.1 million non-cash reduction in the carrying value of crude oil and refined product inventories due to the continuing drop in crude oil and refined product prices.

Operating Data:
---------------
                                                         Three Months Ended
                                                           September 30,
                                                       1998              1997
                                                       ----              ----
US System (formerly the Southwest)

   Mid-Continent Refineries (1)
        Throughput (bpd)                             367,000           245,000
        Margin (dollars per barrel) (2), (4)          $4.39             $5.19

   Wilmington Refinery
        Throughput (bpd)                             116,200           122,500
        Margin (dollars per barrel) (4)               $4.44             $5.93

   Retail Marketing
        Fuel volume (bpd)                            168,000           112,800
        Fuel margin (cents per gallon) (2)             15.7              13.3
        Merchandise sales ($1,000/day)                $3,259            $2,565
        Merchandise margin (%)                        30.5%             29.6%

Northeast System

   Quebec Refinery
        Throughput (bpd)                             150,300           148,300
        Margin (dollars per barrel) (4)               $2.87             $2.49

   Retail Marketing
        Fuel volume (bpd)                             59,100            58,300
        Overall margins (cents per gallon) (3)         21.4              26.0

(1) The Mid-Continent Refineries include the McKee and Three Rivers Refineries and, since their acquisition on September 25, 1997, the Alma, Ardmore and Denver Refineries.

(2) Effective January 1, 1998, the Company modified its policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent marketing operations to more closely reflect spot market prices for such refined products. Accordingly, the 1997 amounts have been restated to reflect the pricing policy change as if it had occurred on January 1, 1997. The refining margin and retail marketing fuel margin originally reported for the quarter ended September 30, 1997 were $5.50 per barrel and 11.8 cents per gallon, respectively.

(3) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer operated retail outlets and convenience stores, home heating oil sales and the cardlock operations.

(4) Refinery margins for 1998 exclude the impact of the non-cash charge for the reduction in the carrying value of crude oil and refined product inventories due to the drop in crude oil and refined product prices. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $4.30 per barrel for the Mid-Continent Refineries, $3.56 per barrel for the Wilmington Refinery, and $2.61 per barrel for the Quebec Refinery.

General

Net income for the quarter ended September 30, 1998 totaled $25.8 million as compared to net income of $56.6 million for the quarter ended September 30, 1997. The third quarter of 1998 included a $16.1 million ($9.7 million net of income tax benefit) non-cash reduction in the carrying value of inventories due to the drop in crude oil and refined product prices. Excluding this unusual item, net income would have been $35.5 million for the quarter ended September 30, 1998 as compared to $56.6 million for the quarter ended September 30, 1997.

On a per share basis, the Company recognized net income per diluted share of $0.29 for the quarter ended September 30, 1998 as compared to net income per diluted share of $0.71 in 1997.

In the US System, the Company had operating income of $58.9 million for the third quarter of 1998 as compared to operating income of $98.8 million for the third quarter of 1997. The decrease in operating income from 1997 to 1998 is due in part to the non-cash reduction in the carrying value of inventories discussed above. In addition, the Mid-Continent Refineries' margin and the Wilmington Refinery margin declined $0.80 per barrel and $1.49 per barrel, respectively, mainly as a result of declining crude oil prices which have continued to squeeze profit margins. The refinery margin decreases were partially offset by increased throughput from the Mid-Continent Refineries, increased retail marketing fuel volume and margins, and increased merchandise sales and margins.

In the Northeast System, operating income was $22.2 million for the third quarter of 1998 as compared to $27.1 million in the third quarter of 1997. The decrease in operating income from 1997 to 1998 is due primarily to lower retail margins.

US System

Sales and other revenues in the US System in the third quarter of 1998 totaled $2.2 billion and were 15.2% higher than for the third quarter of 1997 primarily due to the increased sales generated from the Total operations acquired in September 1997. Sales and other revenues for the Total operations for the three months ended September 30, 1998 were $506.8 million. Sales and other revenues continue to be adversely impacted by lower sales prices of products in 1998 as compared to 1997 as a result of the overall market decline in crude oil prices and high industry inventories.

The increase in throughput for the Mid-Continent Refineries from 245,000 barrels per day for the third quarter of 1997 to 367,000 barrels per day in the third quarter of 1998 is due mainly to the increased volume associated with the acquisition of the Alma, Ardmore, and Denver Refineries from Total. Throughput for the Ardmore Refinery, however, decreased from approximately 80,000 barrels per day during the second quarter of 1998 to approximately 38,000 barrels per day during the third quarter of 1998 as a result of a power failure and fire in the main fractionation column in the plant's fluid catalytic cracking unit
(FCCU) which occurred in mid-July 1998. The repair of the Ardmore Refinery FCCU was completed on September 18, 1998, at which time the refinery throughput increased to full capacity.

The refining margin for the Mid-Continent Refineries of $4.39 per barrel in the third quarter of 1998 decreased by 15.4% as compared to the third quarter of 1997 mainly because the decrease in product selling prices was greater than the decrease in crude oil costs coupled with the lower margins generated at the Ardmore Refinery as a result of the power failure and fire.

Throughput at the Wilmington Refinery decreased 5.1% from 122,500 barrels per day in the third quarter of 1997 to 116,200 barrels per day in the third quarter of 1998 due to an unscheduled nine-day shutdown of the FCCU in August 1998 caused by an expander blade failure. The refining margin decreased 25.1% from $5.93 per barrel in 1997 to $4.44 per barrel in 1998 as a result of high industry inventories and a decrease in product selling prices greater than the decrease in crude oil costs.

Retail marketing fuel volume in the US System increased by 48.9% to 168,000 barrels per day as a result of the addition of approximately 500 high volume Total convenience stores, which were acquired in September 1997, and the addition of several new convenience stores in Colorado and Arizona in the last quarter of 1997. The increase in retail fuel margins from 13.3 cents per gallon for the third quarter of 1997 to 15.7 cents per gallon for the third quarter of 1998 is due mainly to the termination early in the third quarter of the frequent fueler and stamp programs which increased margins by 1.2 cents per gallon.

Merchandise sales at the Company's convenience stores increased from $2.6 million per day during the third quarter of 1997 to $3.3 million per day during the third quarter of 1998 due to the increased sales generated from the Total stores. The merchandise margin increased slightly to 30.5% for the third quarter of 1998 as compared to 29.6% for the third quarter of 1997, primarily as a result of increased rebate activity from soft drink and tobacco vendors.

The petrochemicals and natural gas liquids business contributed to operating income, however at lower levels in 1998 as compared to 1997 due to the negative impact on prices of propylene and other petrochemicals caused by continued weak economic conditions in Asia and the Far East.

Selling, general and administrative expenses of $42.9 million in the third quarter of 1998 were $10.5 million higher than in the third quarter of 1997, reflecting primarily higher selling costs incurred to support the increased sales resulting from the Total operations.

Northeast System

Sales and other revenues in the Northeast System in the third quarter of 1998 totaled $583.2 million and were $157.0 million, or 21.2%, lower than in the corresponding quarter of 1997 as a result of reduced 1998 selling prices of refined products in comparison to 1997 as a result of high industry inventories and lower crude oil prices.

Throughput at the Quebec Refinery increased slightly to 150,300 barrels per day for the third quarter of 1998 compared to 148,300 barrels per day for the third quarter of 1997 as a result of improved performance during August 1998 resulting from the modification of the crude heat burners. Also, during August 1997, throughput was slightly reduced following a compressor breakdown and lack of light crude oil for processing. Refining margins increased by 15.3% to $2.87 per barrel in the third quarter of 1998 as compared to $2.49 per barrel in the third quarter of 1997 due mainly to lower crude oil costs achieved through favorable long-term supply agreements.

Retail marketing fuel volumes remained level as compared with the third quarter of 1997 at approximately 59,100 barrels per day. Retail margins, however, dropped to 21.4 cents per gallon in 1998 as compared to 26.0 cents per gallon in 1997 due to continued aggressive pricing by competitors in the lower-margin motorist market. In addition, government hearings in Quebec to bring retail fuel margins to a minimum level for the benefit of independent marketers have negatively impacted retail fuel margins in recent months.

Selling, general and administrative expenses of $38.0 million were $4.6 million lower than in the third quarter of 1997 due to continuing efforts to control costs.

Corporate

Interest expense of $35.2 million in the third quarter of 1998 was $4.9 million higher than in the corresponding quarter of 1997 due to higher average borrowings in 1998 as compared to 1997 resulting from the debt incurred to finance the Total acquisition in September 1997.

The consolidated income tax provision for the third quarter of 1998 was based upon the Company's estimated effective income tax rate for the year ending December 31, 1998 of 41.3%, exclusive of the impact of the non-deductible goodwill included in the second quarter restructuring charge. The consolidated income tax provision for the third quarter of 1997 was based upon the Company's estimated effective income tax rate for the year ended December 31, 1997 of 39.5%. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes, non-deductible goodwill and the effects of foreign operations.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Financial and operating data by geographic area for the nine months ended September 30, 1998 and 1997 are as follows:

Financial Data:
---------------

                                                            Nine Months Ended September 30,
                                     -----------------------------------------------------------------------------
                                                    1998                                      1997
                                     -----------------------------------        ----------------------------------
                                       U S        Northeast      Total            U S       Northeast      Total
                                       ---        ---------      -----            ---       ---------      -----
                                                                      (in millions)
Sales and other revenues........     $6,732.9      $1,838.6     $8,571.5        $5,321.4     $2,256.4     $7,577.8

Cost of products sold (1).......      3,861.8         990.0      4,851.8         3,418.1      1,334.6      4,752.7
Operating expenses..............        765.4          85.7        851.1           515.0         89.1        604.1
Selling, general and
    administrative expenses (2).        127.4         126.5        253.9            93.0        123.7        216.7
Taxes other than income taxes...      1,632.6         546.0      2,178.6           980.3        596.7      1,577.0
Depreciation and amortization...        153.8          27.0        180.8           112.2         23.7        135.9
Restructuring charges (3).......        131.6             -       131.6                -                         -
                                     --------      --------     --------        --------     --------     --------
  Operating income..............     $   60.3      $   63.4       123.7         $ 202.8      $   88.6       291.4
                                     ========      ========                     ========     ========
Interest income.................                                     6.6                                      10.2
Interest expense................                                  (107.3)                                    (92.4)
Gain on sale of assets (4)......                                     7.0                                      11.0
                                                                --------                                  --------
  Income before income taxes....                                    30.0                                     220.2
Provision for income taxes......                                   (32.7)                                    (87.0)
Dividend on subsidiary stock....                                    (7.7)                                     (2.7)
                                                                --------                                  --------
  Net (loss) income.............                                $  (10.4)                                 $  130.5
                                                                ========                                  ========

(1) During the nine months ended September 30, 1998, the Company recorded a $42.2 million non-cash reduction in the carrying value of crude oil and refined product inventories due to the significant drop in crude oil and refined product prices in 1998.

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

Operating Data:
---------------

                                                   Nine Months Ended
                                                      September 30,
                                                      -------------
                                                  1998              1997
                                                  ----              ----

US System (formerly the Southwest)

   Mid-Continent Refineries (1)
        Throughput (bpd)                        393,400           234,800
        Margin (dollars per barrel) (2), (4)     $4.32             $4.87

   Wilmington Refinery
        Throughput (bpd)                        120,500           116,800
        Margin (dollars per barrel) (4)          $4.87             $4.76

   Retail Marketing
        Fuel volume (bpd)                       170,300           110,600
        Fuel margin (cents per gallon) (2)        13.9              13.1
        Merchandise sales ($1,000/day)           $3,149            $2,397
        Merchandise margin (%)                   30.6%             29.9%

Northeast System

   Quebec Refinery
        Throughput (bpd)                        152,300           134,400
        Margin (dollars per barrel) (4)          $2.55             $2.33

   Retail Marketing
        Fuel volume (bpd)                        63,100            63,000
        Overall margins (cents per gallon) (3)    24.9              27.7

(1) The Mid-Continent Refineries include the McKee and Three Rivers Refineries and, since their acquisition on September 25, 1997, the Alma, Ardmore and Denver Refineries.

(2) Effective January 1, 1998, the Company modified its policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent marketing operations to more closely reflect spot market prices for such refined products. Accordingly, the 1997 amounts have been restated to reflect the pricing policy change as if it had occurred on January 1, 1997. The refining margin and retail marketing fuel margin originally reported for the nine months ended September 30, 1997, were $5.19 per barrel and 11.4 cents per gallon, respectively.

(3) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer operated retail outlets and convenience stores, home heating oil sales and the cardlock operations.

(4) Refinery margins for 1998 exclude the impact of the non-cash charge for the reduction in the carrying value of crude oil and refined product inventories due to the drop in crude oil and refined product prices. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $4.22 per barrel for the Mid-Continent Refineries, $4.35 per barrel for the Wilmington Refinery, and $2.21 per barrel for the Quebec Refinery.

General

Net loss for the nine months ended September 30, 1998 totaled $10.4 million as compared to net income of $130.5 million for the nine months ended September 30, 1997. The first nine months of 1998 included a one-time charge of $131.6 million ($97.6 million net of income tax benefit) related to the restructuring of the retail marketing, refining and pipeline operations and support services; a $42.2 million ($24.8 million net of income tax benefit) non-cash charge to reduce inventories due to the continuing drop in crude oil and refined product prices; $11.2 million of costs ($6.6 million net of income tax benefit) associated with the aborted joint venture with Petro-Canada; and a $7.0 million ($4.1 million net of income taxes) gain on the sale of a 25% interest in the McKee to El Paso pipeline and El Paso terminal. In the first nine months of 1997, the Company recognized an $11.0 million ($6.6 million net of income taxes) gain on the sale of an office building. Excluding these unusual items, net income would have been $114.5 million for the nine months ended September 30, 1998 as compared to $123.9 million for the nine months ended September 30, 1997.

As a result of these unusual items, for the nine months ended September 30, 1998, the Company recognized a net loss of $0.13 per basic share as compared to net income of $1.69 per basic share in 1997. The net loss per diluted share for the nine months ended September 30, 1998 was also $0.13 as compared to net income of $1.64 per diluted share in 1997.

In the US System, the Company had operating income of $60.3 million for the first nine months of 1998 as compared to operating income of $202.8 million for the same period of 1997. In the Northeast System, operating income was $63.4 million for the first nine months of 1998 as compared to $88.6 million in 1997. The decrease in operating income from 1997 to 1998 for both the US System and the Northeast System is due primarily to the unusual items discussed above.

US System

Sales and other revenues in the US System for the nine months ended September 30, 1998 totaled $6.7 billion and were 26.5% higher than for the nine months ended September 30, 1997 primarily due to the increased sales generated from the Total operations acquired in September 1997. Sales and other revenues for the Total operations for the nine months ended September 30, 1998 were $1.8 billion. Sales and other revenues were adversely impacted by lower sales prices of products in 1998 as compared to 1997 as a result of the overall market decline in crude oil prices and high industry inventories.

The increase in throughput for the Mid-Continent Refineries from 234,800 barrels per day in the first nine months of 1997 to 393,400 barrels per day in the first nine months of 1998 is due mainly to the increased volume associated with the acquisition of the Total refineries. Throughput for the Ardmore Refinery, however, decreased from approximately 80,000 barrels per day for the first six months of 1998 to approximately 67,000 barrels per day for the nine months ended September 30, 1998 as a result of a power failure and fire in the main fractionation column in the plant's FCCU which occurred in mid-July 1998. The repair of the Ardmore Refinery FCCU was completed on September 18, 1998, at which time the refinery throughput increased to full capacity.

The refining margin for the Mid-Continent Refineries of $4.32 per barrel in the first nine months of 1998 decreased by 11.3% as compared to $4.87 per barrel in the first nine months of 1997 due to a 21-day scheduled maintenance turnaround at the Three Rivers Refinery, lower throughput at the Ardmore Refinery in order to de-bottleneck the crude unit and as a result of the fire in mid-July 1998, and an unplanned repair of the FCCU at the McKee Refinery. In addition, product selling prices were negatively impacted by high industry inventories and decreased by more than the decrease in crude oil costs. Throughput at the Wilmington Refinery increased 3.2% for the nine months ended September 30, 1998 to 120,500 barrels per day because of purchases of high sulfur distillate to produce finished diesel during 1998 which did not occur during the first nine months of 1997, coupled with a scheduled maintenance turnaround on the gas oil hydrotreater in February 1997. In addition, the increase in the refining margin by 2.3% was a result of improved spreads between crude oil/feedstocks and refined products.

Retail marketing fuel volume in the US System increased by 54.0% to 170,300 barrels per day, as a result of the addition of approximately 500 high volume Total convenience stores, which were acquired in September 1997, and the addition of several new convenience stores in Colorado and Arizona in the last quarter of 1997. Retail fuel margins rose slightly for the nine months ended September 30, 1998 from 13.1 cents per gallon in 1997 to 13.9 cents per gallon in 1998 due mainly to the termination early in the third quarter of the frequent fueler and stamp programs which increased margins in the third quarter by 1.2 cents per gallon.

Merchandise sales at the Company's convenience stores increased from $2.4 million per day during the first nine months of 1997 to $3.1 million per day during the first nine months of 1998 due to the increased sales generated from the Total stores. The merchandise margin for the nine months ended September 30, 1998 was up slightly at 30.6% as compared to 29.9% for the nine months ended September 30, 1997.

For the first nine months of 1998, the petrochemicals and natural gas liquids businesses contributed to operating income, however at lower levels due to the declining prices of propylene and other petrochemicals which continue to be impacted by very weak economic conditions in Asia and the Far East.

Selling, general and administrative expenses of $127.4 million for the nine months ended September 30, 1998 were $34.4 million higher than for the nine months ended September 30, 1997, primarily due to higher selling costs incurred to support the increased sales resulting from the Total operations, $1.6 million of costs incurred related to the aborted Petro-Canada joint venture and approximately $3.5 million of non-recurring costs associated with Total's Denver office which was closed in May 1998.

Northeast System

Sales and other revenues in the Northeast System in the first nine months of 1998 totaled $1.8 billion and were $417.8 million, or 18.5%, lower than in the corresponding nine months of 1997, as a result of lower sales in the retail and wholesale segments following the relatively mild winter in Eastern Canada and the Northeast United States. The lower sales were also directly affected by the reduced 1998 selling prices of refined products in comparison to 1997 as a result of high industry inventories and lower crude oil prices.

Throughput at the Quebec Refinery increased 13.3% to 152,300 barrels per day in the first nine months of 1998 compared to 134,400 barrels per day in the first nine months of 1997. The low throughput in 1997 was caused by a planned maintenance turnaround on the FCCU in May and June 1997. Refining margins increased by 9.4% to $2.55 per barrel in the first nine months of 1998 as compared to $2.33 per barrel in the first nine months of 1997 due mainly to the scheduled refinery maintenance turnaround which occurred in the second quarter of 1997 combined with lower crude oil costs achieved through favorable long-term supply agreements.

Retail marketing fuel volumes remained level in 1998 as compared with the first nine months of 1997 at approximately 63,100 barrels per day. Retail margins, however, dropped to 24.9 cents per gallon in 1998 as compared to 27.7 cents per gallon in 1997 due to the decreased demand for high-margin home heating oil resulting from a mild winter in 1998 which was offset partially by increased demand in the lower-margin motorist and cardlock markets.

Selling, general and administrative expenses of $126.5 million were $2.8 million higher than in the first nine months of 1997, principally due to $9.6 million of costs incurred related to the formation of the aborted Petro-Canada joint venture which was offset by reductions resulting from continuing efforts to control costs.

Corporate

Interest expense of $107.3 million in the first nine months of 1998 was $14.9 million higher than in the corresponding nine months of 1997 due to higher average borrowings in 1998 as compared to 1997 resulting from the debt incurred to finance the acquisition of Total in September 1997.

The consolidated income tax provision, exclusive of the restructuring charges, for the nine months ended September 30, 1998 was based upon the Company's estimated effective income tax rate for the year ending December 31, 1998 of 41.3%. The income tax benefit of the second quarter restructuring charges was computed separately at 25.9%, resulting in a 109% effective income tax rate for the nine months ended September 30, 1998. The income tax rate on the restructuring charges is below the U.S. Federal statutory income tax rate due to the non-deductible writedown of goodwill.

The consolidated income tax provision for the nine months ended September 30, 1997 was based upon the Company's estimated effective income tax rate for the year ended December 31, 1997 of 39.5%. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to state income taxes and the effects of foreign operations.

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

The second and third quarters of 1998 were characterized by low crude oil prices which were consistently cheaper in the forward months, prompting refiners to run their facilities at near-full utilization rates. However, seasonal strength in product demand could not keep pace with production, and industry margins weakened, particularly in the third quarter of 1998. The Company's composite crack spread, which is the weighted average of each of the crack spreads in the areas in which it operates, fell from $5.45 per barrel during the second quarter of 1998 to $3.76 per barrel during the third quarter of 1998.

The beginning of the fourth quarter of 1998 has seen some increases in crude oil prices and an industry-wide reduction in refinery utilization leading to a decline in inventories - all of which should add up to stronger margins. Distillate inventories are still very high, but demand has started to increase as winter approaches. Continued margin strength will depend on stable crude oil prices and a shift in demand from gasoline to distillates as the fourth quarter progresses.

All of the Company's facilities are operating well, including the Ardmore, Oklahoma Refinery which returned to full capacity on September 18, 1998 following repairs and turnaround work related to the power failure and fire in the main fractionation column of the FCCU on July 13, 1998. The Company plans to turnaround the FCCU at the Wilmington Refinery late in the fourth quarter 1998.

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

During the nine months ended September 30, 1998, capital expenditures totaled $93.1 million, of which $43.2 million related to growth opportunity expenditures, and $49.9 million related to reliability, environmental and regulatory expenditures. Approximately $27.0 million and $14.7 million have been incurred at the refineries and the retail level, respectively, for various reliability, environmental and regulatory expenditures. During the nine months ended September 30, 1998, the Company also incurred $29.3 million in maintenance turnaround costs primarily at the Ardmore, Three Rivers and McKee Refineries.

Growth opportunity spending during the first nine months of 1998 included:

      - $12.7 million for the construction of a third propane/propylene splitter at the Company's Mont Belvieu facility which was completed in August 1998 and transferred to Diamond-Koch in September 1998;

      - $2.9 million for the McKee to El Paso pipeline expansion to increase capacity to 60,000 barrels per day with the cost being shared with Phillips Petroleum Company, a partner in the project and the pending Diamond 66 LLC;

      - $2.5 million to replace the Three Rivers Refinery FCCU's reactor and regenerator with new state-of-the-art designs and to install new exchangers, pumps and towers in the gas concentration and merox treating units which have increased throughput capacity by approximately 2,000 barrels per day; and,

      - $3.1 million to modify the main column and gas concentration sections of the Wilmington Refinery FCCU to expand throughput capacity by 5,000 barrels per day. This project is expected to be completed in December 1998 at a total estimated cost of $13.0 million.

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

Liquidity and Capital Resources
-------------------------------

As of September 30, 1998, the Company had cash and cash equivalents of $105.4 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S.
bank facility.

As of September 30, 1998, the Company had approximately $503.6 million remaining borrowing capacity under its committed bank facilities and commercial paper program. In addition to its committed bank facilities, on September 30, 1998, the Company had approximately $509.3 million of borrowing capacity under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The Company also has $73.1 million available pursuant to committed lease facilities aggregating $355.0 million, under which the lessors will construct or acquire and lease to the Company primarily convenience stores.

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

The restructuring initiatives are expected to increase annual earnings before interest and income taxes by $99.6 million in 1999, $124.0 million in 2000, and $128.9 million in 2001 due to lower operating costs. The increase in annual earnings will more than offset the one-time cash outlays related to the restructuring program estimated at $49.5 million over the next three years. In addition, as part of the restructuring plan, the Company has decreased its retail marketing capital expenditures budget by $32.6 million for the second half of 1998. On July 28, 1998, the Board of Directors approved a $100.0 million stock buyback program to purchase shares of Common Stock in the open market. The purchase of Common Stock is being funded using available cash flow from operations. The purchased stock will be used to fund future employee benefit obligations of the Company. As of September 30, 1998, the Company had purchased 2,440,200 shares of its Common Stock for a total cost of $64.3 million. The Company expects to complete the buyback program during the fourth quarter of 1998.

On October 6, 1998, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on December 7, 1998 to holders of record on November 20, 1998.

Cash Flows for the Nine Months Ended September 30, 1998

During the nine months ended September 30, 1998, the Company's cash position increased $13.4 million to $105.4 million. Net cash provided by operating activities during the first nine months of 1998 was $189.2 million as compared to $83.0 million in 1997. This increase is due primarily to additional depreciation and amortization as a result of the Total acquisition and an improved working capital position.

Net cash used in investing activities during the nine months ended September 30, 1998, totaled $45.0 million, including cash outflows of $93.1 million for capital expenditures and $29.3 million for maintenance turnaround costs. Cash inflows from investing activities included $27.8 million related to proceeds from the sale of the McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company, $17.2 million of proceeds from the sale of 29 convenience stores to Griffin L.L.C. and $27.0 million received from Diamond-Koch for reimbursement of the cost to construct the third propane/propylene splitter at Mont Belvieu.

Net cash used in financing activities during the nine months ended September 30, 1998, totaled $128.5 million, primarily due to the cash dividends declared and paid totaling $74.2 million on outstanding Common Stock ($0.825 per share) and 5% Cumulative Convertible Preferred Stock ($0.625 per share) prior to redemption in March 1998 and the purchase of 2,440,200 shares of the Company's Common Stock for a total cost of $64.3 million.

Exchange Rates
--------------

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992, and reached an historic low against the U.S. dollar in the third quarter of 1998. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at September 30, 1998, by $112.4 million. Although the Company expects the exchange rate to fluctuate during the remainder of 1998, it cannot reasonably predict its future movement.

With the exception of its crude oil costs, which are U.S. dollar denominated, fluctuations in the Canadian dollar exchange rate will affect the U.S. dollar amount of revenues and related costs and expenses reported by the Canadian operations. The potential impact on refining margin of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by the Company's pricing policies in the Northeast System, which generally pass on any change in the cost of crude oil. Marketing margins, on the other hand, have been adversely affected by exchange rate fluctuations as competitive pressures have, from time to time, limited the Company's ability to promptly pass on the increased costs to the ultimate consumer. The Company has considered various strategies to manage currency risk, and it hedges the Canadian currency risk when such hedging is considered economically appropriate.

Update on Impact of Year 2000 Issues
------------------------------------

In 1997, the Company initiated an enterprise-wide effort to assess and mitigate or eliminate the business risk associated with year 2000 issues, focusing on (1) information technology (IT) computer hardware and software systems, (2) internal process control equipment outside of the IT area used in the refining or retail operations, and (3) interfaces and support services from vendors, suppliers and customers.

The Company's U S IT systems are substantially year 2000 compliant as a result of the 1995 implementation of a new IT system and the migration earlier this year of Total's operations to the U S IT system at a cost of $4.3 million. The Company's Northeast IT systems are not year 2000 compliant; however, the Company has begun implementing a new stand-alone enterprise-wide IT system, which will bring the Northeast into compliance by the second quarter of 1999. This new enterprise-wide IT system will also be implemented in the U S operations during the later part of 1999 because it offers superior technological enhancements and operating efficiencies not available in the existing U S IT system. The cost of the new enterprise-wide IT system for the Northeast and U S systems is expected to be $48.0 million, with most of the costs being capitalized.

The Company has identified most, if not all, of the exposure items associated with internal process control equipment used at the refineries and throughout the retail operations, and has implemented a plan to bring such equipment into compliance with year 2000. The Company has also hired an outside consultant to assist in addressing its year 2000 issues. Additionally, the Company has corresponded with its numerous suppliers, vendors and customers and developed a plan to mitigate potential exposure areas. The estimated cost to be incurred for the non-IT and third-party corrective action plans range from $28.2 million to $44.0 million, with most of the costs being capitalized. The actual costs incurred will depend on the alternative chosen for each corrective action. Management anticipates that all corrective actions will be completed by December 31, 1999 to ensure minimal disruption to operations as the new millennium begins.

The failure to correct a material year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 issue, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's current and planned activities with respect to the year 2000 issue are expected to significantly reduce the Company's level of uncertainty about the magnitude of the risk posed by the year 2000 issue and, in particular, about the year 2000 compliance and readiness of its material customers and suppliers. The Company believes that, with the implementation of new IT systems and completion of the planned activities as scheduled, the possibility of significant interruptions of normal operations should be reduced. See "Certain Forward Looking Statements."

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

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company disclaims any obligation to update forward-looking statements contained in this document.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

             Alleged Environmental Violations at Three Rivers and McKee Refineries. On September 15, 1998, the Company was notified by the U.S. Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA), of alleged violations of the Clean Air Act
             (CAA) and Resource Conservation Recovery Act at the McKee and the Three Rivers Refineries and for alleged violations of the Clean Water Act (CWA) at the Three Rivers Refinery. These alleged violations were categorized as failure to implement and maintain proper records and reports with respect to the facilities' leak detection and repair programs under the CAA; failure to operate the facilities in a manner consistent with good air pollution control prevention for minimizing emissions; failure to comply with effluent limitations and reporting requirements under a CWA permit as well as to properly operate and maintain the Three Rivers Refinery in accordance with the CWA permit conditions; and discharging pollutants into the waters of the United States without a permit. The DOJ has proposed a penalty of $2.5 million for such alleged violations. The Company has requested additional information form the DOJ concerning the alleged violations.

             In the Matter of Total Petroleum, Inc. (Combined Notice of Violation No. EPA-5-97-MI-33 and Finding of Violation No. EPA-5-97-MI-34 filed August 5, 1997). The EPA has expanded the scope of the alleged violations to a multimedia enforcement action and amended the related Administrative Findings of Violations, Notice of Violations, and Table of Violations to reflect the expanded scope. The alleged violations now include, in addition to the previously alleged Clean Air Act violations, violations in monitoring, quantifying, and reporting benzene NESHAPs, excessive SO2 and CO emissions, improper inspection procedures on regulated tankage, and violations relating to the labeling, storage, and disposal of hazardous waste. The Company continues to discuss the above issues with the EPA.

ITEM 5.  OTHER INFORMATION

             Discretionary Voting Authority Relating to Certain Matters. The Company will use its discretionary voting authority granted in the proxies relating to the Company's 1999 annual meeting of shareholders (the "1999 Meeting") with respect to any shareholder proposal (which matter has not been included in the Company's proxy statement relating to the 1999 Meeting) raised at the 1999 Meeting of which the Company has not been notified on or before February 14, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits
                 --------

                 27.1  Financial Data Schedule

         (b)     Reports on Form 8-K
                 -------------------
                 None.

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ULTRAMAR DIAMOND SHAMROCK CORPORATION
(Registrant)


By:  /s/ H. PETE SMITH
         H. PETE SMITH
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         November 13, 1998