Form 10-K405
period 1998-12-31
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1999-03-31
CIK 887207

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934:

                     For the year ended December 31, 1998

                        Commission File Number 1-11154

                     Ultramar Diamond Shamrock Corporation

             Incorporated under the laws of the State of Delaware

                 I.R.S. Employer Identification No. 13-3663331

                           6000 North Loop 1604 West
                         San Antonio, Texas 78249-1112
                       Telephone number: (210) 592-2000

          Securities registered pursuant to Section 12(b) of the Act:
  Common Stock, $0.01 par value registered on the New York Stock Exchange and the Montreal Stock Exchange.

              Securities registered pursuant to 12(g) of the Act:
                                     None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

As of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the Company, based on the last sales price of the Common Stock of the Company as quoted on the NYSE was $1,700,488,000.

The number of shares of Common Stock, $0.01 par value, of the Company outstanding as of February 26, 1999 was 86,550,438.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Items 9, 10, 11, 12, and 13 of Parts II and III. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----
                                 PART I
 1.Business..............................................................    3
 2.Properties............................................................   12
 3.Legal Proceedings.....................................................   12
 4.Submission of Matters to a Vote of Security Holders...................   14

                                 PART II
 5.Market for Registrant's Common Equity and Related Stockholder Mat-
 ters....................................................................   15
 6.Selected Financial Data...............................................   15
 7.Management's Discussion and Analysis of Financial Condition and Re-
 sults of Operations.....................................................   17
 7A.Quantitative and Qualitative Disclosures About Market Risk...........   33
 8.Financial Statements and Supplementary Data...........................   36
 9.Changes in and Disagreements with Accountants on Accounting and Finan-
 cial Disclosure.........................................................   72

                                PART III
10.Directors and Executive Officers of the Registrant....................   72
11.Executive Compensation................................................   72
12.Security Ownership of Certain Beneficial Owners and Management........   72
13.Certain Relationships and Related Transactions........................   72

                                 PART IV
14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K......   72
Signatures...............................................................   81

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Certain Forward-Looking Statements" on page 33.

                                    PART I

Item 1. Business

                                    Summary

Ultramar Diamond Shamrock Corporation (the Company or UDS) is a leading independent refiner and retailer of high-quality refined products and convenience store merchandise in the central and southwest regions of the United States, and the northeast United States and eastern Canada. Its operations consist of refineries, convenience stores, pipelines, a home heating oil business, and related petrochemical and natural gas liquids (NGL) operations. The Company currently employs approximately 24,000 people.

The Company owns and operates seven refineries strategically located near its key markets:

  .  McKee Refinery located near Amarillo in north Texas;

  .  Three Rivers Refinery located near San Antonio in south Texas;

  .  Wilmington Refinery located near Los Angeles in southern California;

  . Ardmore Refinery located near the Oklahoma/Texas border in south central Oklahoma;

  .  Denver Refinery located near Denver in eastern Colorado;

  .  Alma Refinery located near Lansing in central Michigan; and

  .  Quebec Refinery located in St. Romuald, Quebec Canada.

The Company markets refined products and a broad range of convenience store merchandise under the Diamond Shamrock(R), Beacon(R), Ultramar(R), and Total(R) brand names through a network of approximately 4,700 convenience stores across 18 central and southwest states. In the Northeast, the Company markets refined products through approximately 1,200 convenience stores and 82 cardlocks. The Northeast operations include one of the largest retail home heating oil businesses in the northeastern region of North America, selling heating oil to approximately 236,000 households.

The Company's Common Stock is listed on the New York and Montreal stock exchanges under the symbols "UDS" and "ULR," respectively. UDS's principal executive offices are located at 6000 North Loop 1604 West, San Antonio, Texas 78249-1112.

                            Merger and Acquisition

The Company is the surviving corporation in the December 1996 merger of Ultramar Corporation and Diamond Shamrock, Inc. (the Merger). In connection with the Merger, the Company issued 29,876,507 shares of Company Common Stock and 1,725,000 shares of newly created 5% Cumulative Convertible Preferred Stock in exchange for all the outstanding common stock and 5% cumulative convertible preferred stock of Diamond Shamrock. The shareholders of Diamond Shamrock received 1.02 shares of Company Common Stock for each share of Diamond Shamrock common stock and one share of Company 5% Cumulative Convertible Preferred Stock for each share of Diamond Shamrock 5% cumulative convertible preferred stock.

On September 25, 1997, the Company completed the acquisition of Total Petroleum (North America) Ltd., a Denver, Colorado based petroleum refining and marketing company (the Acquisition). In connection with the Acquisition, the Company issued 0.322 shares of Company Common Stock for each outstanding share of Total common stock, or 12,672,213 shares of Company Common Stock. The Company also assumed approximately $460.5 million of Total's debt in connection with the Acquisition. At acquisition, Total had approximately 6,000 employees and owned and operated refineries in Ardmore, Oklahoma, Alma, Michigan and Denver, Colorado with a combined throughput capacity of 147,000 barrels per day. In addition, Total distributed gasoline and convenience store merchandise through 2,100 branded convenience stores located in the central United States.

                           The Company's Operations

The Company's operations are segregated into three segments:

  .  Refining,

  .  Retail, and

  .  Petrochemical/NGL.

The Company further segregates its operations geographically into the US System and the Northeast System since the Northeast System is a self-contained business unit operating out of Montreal, Canada. The US System includes the refining, retail and petrochemical/NGL operations in the central and southwest regions of the United States. The Northeast System includes the Quebec Refinery and retail operations in the northeast United States and eastern Canada.

The Refining segment is engaged in the refining of crude oil and wholesale marketing of refined products. It includes refinery operations, wholesale operations, product supply and distribution, and transportation operations.

The Retail segment includes operations from Company-operated convenience stores, dealers/jobbers and truckstop facilities, cardlock and home heating oil operations.

The Petrochemical/NGL segment includes the equity earnings from Diamond-Koch and earnings from Nitromite fertilizer operations, NGL marketing operations and certain NGL pipeline operations.

See note 18 to the consolidated financial statements included in "Item 8-- Financial Statements and Supplementary Data" for additional segment information.

Refining

The Company's refining operations include seven refineries with a combined throughput capacity of 685,000 barrels per day (bpd).

   Refinery                                           Location    Capacity (bpd)
   --------                                        -------------- --------------
   McKee.......................................... Texas             156,000
   Three Rivers................................... Texas              92,000
   Wilmington..................................... California        120,000
   Ardmore........................................ Oklahoma           80,000
   Alma........................................... Michigan           50,000
   Denver......................................... Colorado           27,000
   St. Romuald.................................... Quebec, Canada    160,000
                                                                     -------
                                                                     685,000
                                                                     =======

These refineries produce primarily gasoline, diesel, jet fuels and liquefied petroleum gases. Other by-products of the refining process include petroleum coke, asphalt, sulfur, ammonium thiosulfate and refinery-grade propylene.

The Company's network of crude oil pipelines provides the ability to acquire crude oil from producing leases, major domestic oil trading centers and Gulf and West Coast ports, and to transport crude oil to the Company's US System refineries at a competitive cost. The Canadian refinery relies on foreign crude oil which is delivered by ship to the Company's St. Lawrence River dock facility. The Company acquires a portion of its crude oil requirements through the purchase of futures contracts on the New York Mercantile Exchange. The Company also uses the futures market to manage the price risk inherent in purchasing crude oil in advance of the delivery date and in maintaining its inventories.

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

McKee Refinery
The McKee Refinery relies primarily on a varying blend of domestically produced crude oil for feedstock. The refinery produces conventional gasoline, Federal specification reformulated gasoline (RFG), other oxygenated gasolines, and low-sulfur diesel meeting governmental specifications for on-road use. A portion of the oxygenates used in manufacturing RFG and other oxygenated gasolines is manufactured at the McKee Refinery and the balance is obtained from other manufacturers.

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

Three Rivers Refinery
The Three Rivers Refinery relies primarily on foreign crude oil for feedstock. The refinery produces gasolines, diesel fuel, fuel oil, propane, and jet fuel. During the three years ended December 31, 1998, the Company completed several expansion projects at the Three Rivers Refinery, including replacement of the fluid catalytic cracking unit's (FCCU) reactor and regenerator, a benzene/toluene/xylene (BTX) and fractionation unit, a heavy gas oil hydrotreater, a demetalized oil hydrotreater, a hydrogen plant and a sulfur recovery plant to allow the refinery flexibility in selecting its crude oil feedstock and to expand the throughput capacity. In addition, the refinery processes NGL from local gas processing plants.

The Three Rivers Refinery has access to crude oil from foreign sources delivered to the Texas Gulf Coast at Corpus Christi, Texas, as well as crude oil from domestic sources. The Company's crude oil terminal in Corpus Christi has a total storage capacity of 1.6 million barrels, and allows the Company to accept delivery of larger crude oil cargoes at the terminal, thereby decreasing the number of deliveries and the demurrage expense. The Corpus Christi crude oil terminal is connected to the Three Rivers Refinery by a 92-mile pipeline which has the capacity to deliver 120,000 bpd to the refinery. The Three Rivers Refinery also has access to West Texas Intermediate and South Texas crude oils through common carrier pipelines.

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

Wilmington Refinery
The Wilmington Refinery is the newest refinery in California and one of the most modern, technologically-advanced and energy efficient refineries in North America. The Wilmington Refinery operates primarily on a blend of California and imported foreign crude oils. Given its coking and desulfurizing capabilities, it is particularly well suited to process heavy, high-sulfur crude oils, which historically have cost less than other crude oils. In 1998, the main column and gas concentration sections of the FCCU were modified to expand throughput capacity by 5,000 bpd. In 1996, the Company completed several construction projects which enabled the refinery to produce 100% California Air Resource Board specification reformulated gasoline (CARB), and increased the throughput capacity of the refinery.

The Wilmington Refinery has 2.8 million barrels of storage capacity and is connected by pipeline to marine terminals and associated dock facilities, which can be utilized for movement and storage of crude oil and feedstocks. The Company operates a product marine terminal and a dock facility which are leased from the Port of Los Angeles. The Company also owns tanks at the marine terminal with a storage capacity of 980,000 barrels.

Refined products are distributed from the Wilmington Refinery by pipeline to a network of product terminals owned by third parties in southern California, Nevada and Arizona, and then on to the Company's convenience stores and wholesale customers. Storage capacity of refined products in the Wilmington system is 500,000 barrels.

Ardmore Refinery
The Ardmore Refinery processes sour, foreign and heavy crude oils. The refinery produces many products including conventional gasolines, diesel fuels and asphalt. Crude oil is delivered to the refinery through the Company's crude oil gathering system which includes over 200 miles of pipeline. Crude oil can also be delivered by third-party pipelines and trucking operations. Finished products are transported via pipelines, rail cars and trucks. The Ardmore Refinery has over 1.8 million barrels of refined product storage.

In July 1998, the refinery sustained a power failure and fire in the main fractionation column in the plant's FCCU. Repair of the FCCU was completed in September 1998 at which time the refinery increased production to full capacity.

Alma Refinery
The Alma Refinery typically processes Michigan light sweet crude, Canadian crude and condensate and North Dakota sweet crude which are easily accessed from multiple crude oil pipeline connections including the Lakehead/Interprovincial Pipeline, which transports both Canadian and domestic crude oil. The refinery can be characterized as a light complex refinery producing a wide range of specialty products such as solvents, aviation gasoline, racing fuel and hexenes and yielding very little residual fuel.

The Alma Refinery has 13 crude oil tanks with 800,000 barrels of storage capacity and over 250 miles of crude oil pipelines. The refinery also owns and operates 135 miles of refined product pipelines which are used to transport product from the refinery to four Company-owned terminals and to other terminals operated by exchange partners. A fifth Company-owned product terminal is supplied by truck or boat.

Denver Refinery
The Denver Refinery relies primarily on a varying blend of domestically produced and Canadian crude oil for feedstock. The refinery produces conventional gasoline, oxygenated gasoline, and low-sulfur diesel meeting government specifications for on-road use. The Denver Refinery is supplied by third-party pipelines, a 120-mile Company-owned pipeline purchased in 1996 and by truck.

Since its acquisition in September 1997, the Denver Refinery has been integrated with the operations of the McKee Refinery due to the McKee to Denver pipeline that already existed prior to the Acquisition. This integration has helped streamline operations and allowed both refineries to optimize production runs.

Quebec Refinery
The Quebec Refinery relies on foreign crude oil for feedstock. During the three years ended December 31, 1998, the Company completed several capital projects at the Quebec Refinery, including expansion of the FCCU and de-bottlenecking and reconfiguring the crude cracking units, all of which have resulted in expanded throughput.

The Quebec Refinery receives crude oil by ship at its deep-water dock on the St. Lawrence River. The location of the refinery and dock allow the refinery to receive year-round shipments of crude oil from large crude oil tankers. The Quebec Refinery has storage capacity for more than 8.0 million barrels of crude oil, intermediate and refined products as well as pressurized storage for liquefied petroleum gas. The Company's ability to receive large, single cargoes up to 1.0 million barrels offers a significant advantage over other refineries in the region, which must rely on pipelines and smaller cargoes. Additionally, the Company has charters on four large crude oil tankers which are double-bottomed and double-hulled and are capable of navigating the St. Lawrence River in the winter.

The Company has both short-term and long-term supply contracts with major international oil companies to supply the Quebec Refinery with light, sweet crude oils from the North Sea and north Africa, principally at spot market prices. The Company believes that given the wide availability of North Sea and north Africa crude oils in the international market, its operations would not be materially adversely affected if its existing supply contracts were canceled.

Refined products are transported from the Quebec Refinery by coastal ship, truck and railroad tank car. The Company operates a distribution network of approximately 71 bulk storage facilities throughout the Northeast System, including 23 terminals.

Pipelines and Exchanges
Over the past several years, the Company has increased its distribution system through the construction of new refined product pipelines to connect the Company's refineries to expanding markets and by adding to or purchasing additional capacity in existing refined product pipelines. During the past three years, the Company constructed the McKee to El Paso, Texas pipeline and terminal, expanded the Amarillo-Tucumcari-Albuquerque pipeline, and expanded the Colorado pipeline to Denver.

In addition to Company pipelines and terminals, the Company enters into product exchange and purchase agreements which enable it to minimize transportation costs, optimize refinery utilization, balance product availability, broaden geographic distribution and supply markets not connected to its refined product pipeline system. Exchange agreements provide for the delivery of refined products to unaffiliated companies at the Company's and third party terminals in exchange for delivery of a similar amount of refined products to the Company by such unaffiliated companies at agreed locations. Purchase agreements involve the purchase by the Company of refined products from unaffiliated companies with delivery occurring at agreed locations. Products are currently received on exchange or by purchase through approximately 85 terminals and distribution points throughout the Company's retail areas. Most of the Company's agreements are long-standing arrangements. However, they can be terminated with 30 to 90 days notice. The Company believes it is unlikely that there will be an interruption in its ability to exchange or purchase refined product in the foreseeable future.

In November 1997, the Company entered into an agreement to sell to Phillips Petroleum Company an interest in the El Paso pipeline system, which includes the 408-mile pipeline from McKee to El Paso and the terminal in El Paso. The agreement provided that Phillips purchase a 25% interest in the system and, once the planned expansion of the pipeline is completed in 1999, Phillips would purchase an additional 8.33% interest. The Company will continue to operate the system.

Retail

The Company is one of the largest independent retailers of refined products in the central and southwest United States. The Company has a strong brand identification in its 18 state retail area, including Texas, California, Colorado, Oklahoma and Michigan. Gasoline and diesel fuel are sold under the Diamond Shamrock(R), Beacon(R), Ultramar(R), and Total(R) brand names through a network of 2,000 Company-operated and 2,723 dealer-operated convenience stores. Of the Company-operated stores, 1,074 are owned and 926 are leased. In 1998, the Company's total sales of refined products in its US system averaged 169,900 bpd.

The Company-operated convenience stores are generally modern, attractive, high-volume gasoline outlets. In addition, these stores sell a wide variety of products such as groceries, health and beauty aids, fast foods and beverages.

As of December 31, 1998, Company-operated convenience stores in the US System were located primarily in Texas (1,141), Colorado (227), Michigan (179), California (162) and Oklahoma (45). The dealer- and jobber-operated stores are located primarily in Texas (800), Oklahoma (461), California (254), Michigan
(242), Missouri (211), and Kansas (189).

The Company has an ongoing program to modernize and upgrade the convenience stores it operates. These efforts include the construction of new stores or improving the uniformity and appearance of existing stores. Improvements generally include new exterior signage, lighting and canopies, as well as the installation of computer-controlled pumping equipment. During 1998, the Company opened nine convenience stores; six are located in Arizona. The Company also closed 143 stores; and in connection with the retail restructuring plan implemented in June 1998, closed or sold an additional 65 stores.

In June 1998, the Company approved a restructuring plan designed to reduce its cost structure to reflect current values and improve operating efficiencies in its retail marketing, refining and pipeline operations and support services. As a result, the Company recorded a one-time charge to earnings of $131.6 million to cover the cost of eliminating 466 positions, the closure and sale of 316 convenience stores and the sale of certain non-strategic terminals and pipelines.

The Company's competitive position is supported by its own proprietary credit card program, which had approximately 1.6 million active accounts as of December 31, 1998. The Company currently utilizes electronic point-of-sale credit card processing (POS) at substantially all its Company and dealer-operated stores. POS reduces transaction time at the sales counter and lowers the Company's credit card program costs. Over the past several years, the Company has installed dispenser-mounted credit card readers at high volume Company-operated stores.

In eastern Canada, the Company is a major supplier of refined products serving Quebec, Ontario and the Atlantic Provinces of Newfoundland, Nova Scotia, New Brunswick and Prince Edward Island. In 1998, the Company's total sales of refined products in its Northeast System averaged 64,000 bpd. The gasoline and diesel fuel is sold under the Ultramar(R) brand through a network of approximately 1,236 convenience stores located throughout eastern Canada. As of December 31, 1998, the Company owned or controlled, under long-term leases, 612 convenience stores and it distributed gasoline to 624 branded dealers and independent jobbers on an unbranded basis. In addition, the Company has 82 cardlocks, which are card or key-activated, self-service, unattended stations that allow commercial, trucking and governmental fleets to buy gasoline and diesel fuel 24 hours a day. Over the past several years, the Company has converted 176 convenience stores of its retail network from lessee- and agent-operated stores to Company-operated stores and plans to add approximately 200 convenience stores to its network over the next three years.

The Northeast System operations include one of the largest home heating oil businesses in North America. In 1998, the Company sold, under the Ultramar(R) brand, home heating oil to approximately 236,000 households in eastern Canada and the northeastern United States. Under a development plan initiated in 1995, the Company has acquired nine retail home heating oil operations, adding approximately 67,000 households.

Petrochemical/NGL

Diamond-Koch
On September 1, 1998, the Company and Koch Hydrocarbon Company, a division of Koch Industries, Inc. and Koch Pipeline Company, L.P., an affiliate of Koch Industries, Inc. (Koch), finalized the formation of Diamond-Koch L.L.C. and three related limited partnerships (collectively, Diamond-Koch), a 50-50 joint venture primarily related to each entity's Mont Belvieu petrochemical assets. Koch contributed its interest in its Mont Belvieu natural gas liquids fractionator facility and certain of its pipeline and raw NGL gathering systems. The Company contributed its interests in its propane/propylene splitters and related distribution pipeline and terminal, and its interest in its Mont Belvieu hydrocarbon storage facilities. Diamond-Koch is jointly controlled, thus the Company accounts for its interest using the equity method.

The Mont Belvieu hydrocarbon storage facilities are large underground natural gas liquids and petrochemical storage and distribution facilities located at the Barbers Hill Salt Dome in Chambers County near Houston, Texas. The facilities have total permitted storage capacity of 77.0 million barrels and consist of 30 wells. The facilities receive products from the McKee Refinery through the Skelly-Belvieu Pipeline as well as from local fractionators and through major pipelines coming from the mid-continent region, West Texas and New Mexico. The Company and now Diamond-Koch earns various storage and distribution fees when NGL and petrochemicals are moved through and stored at the facilities and when distributed via an extensive network of pipeline connections to various refineries and petrochemical complexes along the Texas and Louisiana Gulf Coast.

The Mont Belvieu facility also includes three propane/propylene splitters which are capable of producing 2.6 billion pounds of polymer-grade propylene per year. Polymer-grade propylene is a feedstock used to manufacture plastics. The splitters utilize refinery-grade propylene produced at the McKee and Three Rivers Refineries and third party refineries for feedstock. The polymer-grade propylene is distributed to purchasers in the Houston Ship Channel area via a pipeline from Mont Belvieu to a jointly-owned export terminal in Bayport, Texas.

The Koch assets contributed to Diamond-Koch consisted of:

  . a natural gas liquids fractionator located in Mont Belvieu that is capable of processing 210,000 bpd,

  . the Chaparral Pipeline which is used to transport raw natural gas liquids and runs approximately 700 miles from various locations in New Mexico and West Texas to Mont Belvieu, and

  . the Quanah Pipeline which runs approximately 380 miles from West Texas to Midland, Texas where it ties into the Chaparral Pipeline.

Other
The Company's other petrochemical/NGL operations consist of an ammonia production facility at the McKee Refinery which produces Nitromite fertilizer, the Skelly-Belvieu Pipeline (which is owned in a 50-50 partnership) that transports refinery-grade propylene from the McKee Refinery to Mont Belvieu and certain NGL marketing operations which buy and sell various NGL products.

                          Competitive Considerations

The refining and marketing business continues to be highly competitive. Competitors include a number of well capitalized and fully-integrated major oil companies and other independent refining and marketing entities which operate in all of the Company's market areas. The recent consolidation and convergence experienced in the refining and marketing industry has reduced the number of competitors; however, it has not reduced overall competition. The Company itself is the result of a Merger, and in 1997, the Company acquired Total, a mid-continent refiner and marketer.

The Company's refineries, supply and distribution networks are strategically located in markets it serves. The Company consistently sells more refined product than its refineries produce, purchasing its additional requirements in the spot market. This strategy has enabled the Company's refineries to operate at high throughput rates, while efficiently expanding capacity as deemed prudent and necessary. Quality products and strong brand identification have positioned the Company as the largest retailer of motor fuels in Colorado. The Company is the second largest retailer of motor fuels in Texas, with the Shell-Texaco joint venture being the largest. In Quebec, Canada and in the adjacent Canadian Atlantic provinces, the Company is the largest independent retailer of motor fuels.

Financial returns in the refining and marketing industry depend largely on refining margins and retail marketing margins, both of which have fluctuated significantly in recent years. Refining margins are frequently impacted by sharp changes in crude oil costs which are not immediately reflected in retail product prices. Crude oil and refined products are commodities, thus their prices depend on numerous factors beyond the Company's control, including the supply and demand for crude oil and gasoline. A large, rapid increase in crude oil prices would adversely affect the Company's operating margins if the increased costs could not be passed on to customers. During 1998, crude oil and refined product prices dropped to 20 year lows and significantly impacted the Company's operations. Refined product selling prices declined more rapidly than the decrease in crude oil costs which resulted in lower refinery margins during 1998. The industry also tends to be seasonal with increased demand for gasoline during the summer driving season and, in the northeast regions, for home heating oil during the winter months.

                       Regulatory Matters--Environmental

The Company's refining and retail operations are subject to a variety of laws and regulations in the United States and Canada governing the discharge of contaminants into the environment. The Company believes that its operations are in substantial compliance with all applicable environmental laws.

The principal environmental risks associated with the Company's operations are emissions into the air and releases into soil or groundwater. The unintended release of emissions may occur despite stringent operational controls and the best management practices. Such releases may give rise to liability under environmental laws and regulations in the United States and Canada relating to contamination of air, soil, groundwater, and surface waters. The Company's employees are specifically trained to prevent occurrences and to address and remediate these problems in the event they arise. In addition, the Company has adopted policies and procedures relating to:

  .  pollution control, product safety and occupational health;

  . the production, handling, storage, use and transportation of refined products; and

  .  the storage, use and disposal of hazardous materials.

These policies and procedures are designed to prevent material environmental or other damage and limit the financial liability which could result.

The total cost for environmental assessment and remediation depends on a variety of regulatory standards, some of which cannot be anticipated. The Company establishes environmental accruals when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated.

The Company believes that its environmental risks will not, individually or in the aggregate, have a material adverse effect on its financial or competitive position. See "Item 3--Legal Proceedings" for a discussion of legal proceedings involving the Company relative to environmental matters.

                                   Employees

As of December 31, 1998, the Company and its subsidiaries had approximately 24,000 employees, including salaried and hourly employees with approximately 21,000 employed in the United States and approximately 3,000 employed in Canada. Approximately 4% of the Company's employees were affiliated with a union under contract or covered by collective bargaining agreements. The Company believes that it maintains good relations with all its employees.

                     Executive Officers of the Registrant

The following is a list of the Company's executive officers as of February 26, 1999:

          Name           Age Position
          ----           --- --------
Jean R. Gaulin..........  56 Vice Chairman of the Board, President, Chief Executive Officer
Timothy J. Fretthold....  49 Executive Vice President, Chief Administrative and Legal Officer
William R. Klesse.......  52 Executive Vice President, Operations
H. Pete Smith...........  57 Executive Vice President and Chief Financial Officer
Robert S. Beadle........  49 Senior Vice President, NGL, Petrochemicals and Specialties Group
W. Paul Eisman..........  43 Senior Vice President, Supply
Alain Ferland...........  45 Senior Vice President and President Ultramar Ltd.
Christopher Havens......  44 Senior Vice President, Marketing

Jean R. Gaulin was appointed Chief Executive Officer in January 1999. As a result of the Merger in December 1996, he was named and continues to serve as Vice Chairman of the Board and President of the Company. From December 1996 through December 1998, he served as Chief Operating Officer. He was appointed Chief Executive Officer of Ultramar in April 1992 and reelected Chairman of the Board of Ultramar in May 1993 and served in those capacities until the Merger in December 1996.

Timothy J. Fretthold has served as Executive Vice President and Chief Administrative Officer for the Company since the Merger in December 1996. In August 1997, he was appointed Chief Legal Officer. From June 1989, he served as Senior Vice President/Group Executive and General Counsel of Diamond Shamrock.

William R. Klesse was named Executive Vice President, Operations in January 1999. From the Merger through December 1998, he served as Executive Vice President, Refining, Product Supply and Logistics of the Company. In February 1995, he was named Executive Vice President of Diamond Shamrock. From June 1989 through January 1995, he was Senior Vice President/Group Executive for Diamond Shamrock.

H. Pete Smith has served as Executive Vice President and Chief Financial Officer of the Company since the Merger in December 1996. From April 1996 to the Merger, he served as Senior Vice President and continued as Chief Financial Officer of Ultramar. In April 1992, he was appointed Vice President and Chief Financial Officer of Ultramar.

Robert S. Beadle was named Senior Vice President, NGL, Petrochemicals and Specialties Group in January 1999. From January 1998 through December 1998, he served as Senior Vice President, Corporate Development. From the Merger in December 1996 through December 1997, he was Senior Vice President, Retail Marketing, Southwest. From 1992 through 1995, he was Vice President, Wholesale Marketing, and from 1995 through 1996, he was Vice President, Retail Marketing for Diamond Shamrock.

W. Paul Eisman was named Senior Vice President, Supply in January 1999. From the Merger in December 1996 through December 1998, he served as Senior Vice President, Refining. During 1996, he served as Vice President, Refining, and Group Executive of Diamond Shamrock. Prior to his promotion to Vice President in 1995, he served in various senior positions within Diamond Shamrock including Director, Crude Oil Supply, Assistant to the Chairman, and Plant Manager of the McKee Refinery.

Alain Ferland has served in various Senior Vice President capacities since the Merger and is President of Ultramar Ltd. In January 1998, he was named Senior Vice President, Development. From the Merger through December 1997, he served as Senior Vice President, Refining, Product Supply and Logistics, Northeast. From June 1996 to the Merger, he was President of Ultramar Canada Inc. In October 1993, he was appointed Executive Vice President of Ultramar Inc. Effective March 31, 1999, Mr. Ferland will no longer be employed with the Company. His executive officer position will not be filled.

Christopher Havens was named Senior Vice President, Marketing in January 1999. From January 1998 through December 1998, he served as Senior Vice President, Retail Marketing and Operations. From December 1996 through December 1997, he was Senior Vice President, Marketing, Northeast and Wholesale. From March 1996 through December 1996, he was President of Ultramar Energy, Inc. In October 1993, he was appointed Senior Vice President, Marketing of Ultramar Canada Inc.

Item 2. Properties

The Company owns the McKee, Three Rivers, Quebec, Wilmington, Ardmore, Alma and Denver Refineries and related facilities in fee. The Company also owns approximately 2,000 miles of crude oil pipelines and over 2,000 miles of refined product pipelines as of December 31, 1998. The Company jointly owns with one or more other companies, 41 miles of crude oil pipelines and approximately 1,600 miles of refined product pipelines. As of December 31, 1998, the Company owned 71 bulk storage facilities in the Northeast System and 14 product terminals in the US System (one of which is only 60% owned by the Company). The Company leases, under a long-term operating lease, the property on which its Corpus Christi crude oil terminal is situated.

At December 31, 1998, the Company's US System retail operations included 2,000 Company-operated convenience stores, 1,074 of which were owned in fee and 926 of which were leased under long-term operating leases. Of the leased convenience stores, 196 were leased to the Company pursuant to a $190.0 million lease facility expiring in December 2003 (the Brazos Lease). At the end of the lease term, the Company may purchase the properties or renew the lease or arrange for a sale of the convenience stores. In 1996, the Company entered into a similar $100.0 million lease facility expiring in July 2003 (the Jamestown Lease). As of December 31, 1998, 18 convenience stores and the new corporate headquarters building were leased under this facility. As a result of the Acquisition, the Company assumed a $65.0 million lease facility with similar terms to the above lease facilities expiring in August 2002 (the Total Lease). As of December 31, 1998, 44 convenience stores were leased under this facility. For a description of the Company-operated convenience stores, see "Retail" in "Item 1--Business" above.

The principal plants and properties used in the Petrochemical/NGL segment are the hydrocarbon storage facility at Mont Belvieu and the propane/propylene splitters at Mont Belvieu which are now owned by Diamond-Koch. See "Petrochemical/NGL" in "Item 1--Business" above.

Item 3. Legal Proceedings

The Company is involved in various claims and lawsuits arising in the normal course of business. In the opinion of the Company's management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations or financial position.

Unocal Patent Infringement Action On August 31, 1998, a California Federal court upheld the validity of a patent granted to Unocal Corporation with respect to certain reformulated gasoline compositions that were required by the State of California when the Phase II regulations of the California Air Resources Board went into effect in March 1996. The Company is not a party to the lawsuit and is not bound by the court's decision. The defendants in the lawsuit, Arco, Chevron, Exxon, Mobil, Shell and Texaco, have appealed the decision. In an earlier phase of the trial, a jury assessed damages against the six defendant companies based on infringement of the patent. The Company is unable to predict the validity or effect of any claimed Unocal patent. The

Company's ultimate exposure, if any, would depend on numerous factors, including the availability of alternate gasoline formulations and the industry's ability to recover any additional costs in the marketplace.

In addition, the Company has been notified by various Federal and State governmental organizations of the environmental actions described below. Any remediation projects resulting from these actions typically are conducted under the supervision of the governmental authority requiring such remediation. The costs of remedial actions are highly uncertain due to, among other items, the complexity and evolving nature of governmental laws and regulations and their interpretations as well as the varying costs and effectiveness of alternative clean up technologies. However, the Company presently believes that any cost in excess of the amounts already provided for in the consolidated financial statements should not have a material adverse effect on the results of operations or financial position. The Company further believes that a portion of future environmental costs, as well as environmental expenditures previously made, will be recovered from other responsible parties under contractual agreements and existing laws and regulations. See note 15 to the consolidated financial statements included in "Item 8--Financial Statements and Supplementary Data."

Environmental Protection Agency (EPA) Region VIII v. Total Petroleum, Inc. (Denver Refinery) In 1998, the Department of Justice (DOJ) and EPA Region VIII brought an enforcement action against the Company's Denver Refinery alleging violations of the Clean Air Act (CAA) and the Resource Conservation and Recovery Act (RCRA). The alleged violations include reporting issues due to unreliable data, regulation of air emissions from floating roof tanks, and regulation of emissions from flares. The parties have a letter agreement to settle all claims with a Consent Decree and pay a penalty of $1.1 million which will be formalized by execution of a definitive agreement in the second quarter of 1999. The Company has accrued for the loss exposure related to this claim.

EPA Region V v. Total Petroleum, Inc. (Alma Refinery) This EPA Region V enforcement action against the Company's Alma Refinery commenced in September 1997 in the form of Administrative Findings of Violations, a Notice of Violations, and Table of Violations, all of which have been amended to include additional items. The allegations include violations of the CAA relating to fugitive emissions leak detection and monitoring, quantifying and reporting emissions and improper inspection procedures on regulated tankage. Other allegations include violations of RCRA relating to maintenance of wastewater ponds, improper storage of hazardous waste, mischaracterization of wastes, improper labeling of wastes and improper disposal of wastes. Through February 1999, EPA/DOJ have suggested penalties of $9.0 million for various violations. In addition, at a January 1999 meeting with EPA/DOJ, it was suggested that a Consent Decree might include an order requiring the Company to clean sediments in the Pine River which allegedly have been contaminated by the refinery through wastewater discharges. The Company is investigating these allegations, and believes the resolution of such allegations will not have a material adverse effect on the Company's results of operations or financial position.

EPA Region VI v. Diamond Shamrock Refining Company, L.P. (McKee Refinery and Three Rivers Refinery) On September 15, 1998, the Company was notified by the DOJ, on behalf of the EPA, that it was ready to bring a Federal court action for CAA and RCRA violations allegedly committed at the McKee and the Three Rivers Refineries and for Clean Water Act (CWA) violations allegedly committed at the Three Rivers Refinery. These alleged violations were categorized as failure to implement and maintain proper records and reports with respect to the facilities' leak detection and repair programs under the CAA, failure to operate the facilities in a manner consistent with good air pollution control prevention for minimizing emissions, failure to comply with effluent limitations and reporting requirements under a CWA permit as well as to properly operate and maintain Three Rivers' wastewater system in accordance with the CWA permit conditions, and discharging pollutants into the water of the USA without a permit. The DOJ has proposed a penalty of $2.6 million for such alleged violations. The Company has requested and received additional information from the DOJ concerning such allegations. The Company is currently researching all of the facts underlying the allegations, and believes the resolution of such allegations will not have a material adverse effect on the Company's results of operations or financial position.

EPA Region VI v. Diamond Shamrock Refining and Marketing Company (Albuquerque, New Mexico Products Terminal) On April 1, 1998, EPA Region VI inspected the Company's Albuquerque, New Mexico products terminal for compliance with regulations under the CAA including provisions of the City of Albuquerque Environmental Health Department, Air Pollution Control Division, Air Quality Permit #500. As a result of such inspection, on December 30, 1998, EPA Region VI issued a Notice of Violation (NOV) under the CAA against the Company alleging that the Company failed to abide by certain fuel loading procedures, inspection and leak detection requirements, recordkeeping provisions, annual throughput limitations on certain tanks, and an annual VOC emission limitation. EPA Region VI has indicated it will seek penalties in excess of $100,000 for these alleged violations. The Company is currently investigating the allegations of the NOV, and does not believe that resolution of this claim will be material.

Texas Natural Resources Conservation Commission (TNRCC) v. Ultramar Diamond Shamrock Corporation (Corpus Christi Terminal) As a result of a TNRCC industrial solid waste inspection on December 12, 1997, TNRCC issued a NOV for the Company's failure to comply with hazardous waste notification and recordkeeping requirements, tank system design criteria, and accumulation time limits with respect to certain sumps and tanks at the docks used by the Company in Corpus Christi, Texas. The initial penalty proposed by TNRCC was $53,000. Company representatives met with the TNRCC to discuss resolution of the NOV on November 5, 1998. The Company has since received an Enforcement Order Pursuing Administrative Penalties seeking penalties of $115,200. The Company is currently in discussions with TNRCC to resolve this matter and believes that a final settlement will not exceed $100,000.

EPA Region VI v. Ultramar Diamond Shamrock Corporation (Certain Underground Storage Tank Systems in Arkansas and Texas) On March 11, June 15 and June 16, 1998 and January 15, 1999, EPA Region VI inspected certain of the Company's retail facilities with underground storage tank systems (USTs) for compliance with Federal, Texas, and Arkansas rules and regulations governing the operation, inspection, maintenance, testing and leak detection programs for such facilities. As a result of such inspections, on January 24, 1999, EPA Region VI filed an Administrative Complaint, Compliance Order and Notice of Opportunity for Hearing alleging that the Company at these sites had failed to inspect and test certain USTs, failed to ensure that leak detection results for USTs were reported to the state agencies, and failed to conduct suspected release verifications within time frames dictated by regulation. EPA Region VI proposed a compliance order and penalties of $670,000. The Company is currently reviewing the allegations, and believes the resolution of such allegations will not have a material adverse effect on the Company's results of operations or financial position.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

                                    PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

The Company's Common Stock is listed on the New York and Montreal stock exchanges under the symbols "UDS" and "ULR," respectively. The table below shows the high and low sales prices on the New York Stock Exchange of the Company's Common Stock and dividends per share thereon.

                                                      Price Range of
                                                       Common Stock      Cash
                                                    ------------------ Dividends
                                                      High      Low    Declared
                                                    --------- -------- ---------
   Year 1998
     4th Quarter................................... $29 11/16 $22 5/16  $0.275
     3rd Quarter...................................  32 1/8    22 3/4    0.275
     2nd Quarter...................................  35 3/4    30 3/8    0.275
     1st Quarter...................................  36 1/16   31 3/8    0.275
   Year 1997
     4th Quarter...................................  34 3/16   27 5/8    0.275
     3rd Quarter...................................  34 3/4    31 1/2    0.275
     2nd Quarter...................................  33 5/8    30 1/8    0.275
     1st Quarter...................................  33 1/4    28        0.275

The Company expects to continue paying cash dividends. The Company's Board of Directors determines the timing, amount and form of future dividends which will depend upon, among other things, future earnings, capital requirements, financial condition and the availability of dividends and other payments from subsidiaries which are subject to the limitation described in note 9 to the consolidated financial statements included in "Item 8--Financial Statements and Supplementary Data" and discussed in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." As of December 31, 1998, under the most restrictive debt covenants, as amended, $330.6 million is available for the payment of dividends.

As of February 26, 1999, there were 86,550,438 shares of Common Stock outstanding which were held by 8,326 holders of record.

The Company's 5% Cumulative Convertible Preferred Stock contained a redemption feature that allowed the Company to redeem the preferred stock for Common Stock if the Common Stock traded above $33.77 per share for 20 of any 30 consecutive trading days. On February 27, 1998, the trading threshold was reached. On March 18, 1998, all 1,724,400 shares outstanding of preferred stock were redeemed for Common Stock at a conversion rate of 1.9246 shares of Common Stock for each share of preferred stock. A total of 3,318,698 shares of Common Stock were issued. The Company declared and paid dividends of $0.625 per share on its 5% Cumulative Convertible Preferred Stock in each quarter of 1997 and the first quarter of 1998.

During 1998, the Company also declared and paid dividends totaling $2.08 per share on the 8.32% Company obligated preferred stock of a subsidiary.

Item 6. Selected Financial Data

The consolidated selected financial data for the five-year period ended December 31, 1998 was derived from the audited consolidated financial statements of the Company. The consolidated selected financial data for the three-year period ended December 31, 1996 has been restated to include the balances and results of Diamond Shamrock due to the Merger, which was accounted for as a pooling of interests on December 3, 1996.

The consolidated selected financial data as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the audited consolidated financial statements and related notes thereto included in "Item 8--Financial Statements and Supplementary Data."

                                        Years Ended December 31,
                             --------------------------------------------------
                               1998      1997(5)     1996     1995(6)    1994
                             ---------  ---------  ---------  -------- --------
                                  (in millions, except per share data)
Statement of Operations
 Data:
  Sales and other revenues.. $11,134.6  $10,882.4  $10,208.4  $8,083.5 $7,418.3
  Operating income..........      62.8      384.4       69.9     226.8    299.2
  Income (loss) before
   extraordinary loss and
   cumulative effect........     (78.1)     159.6      (35.9)     95.0    136.8
  Extraordinary loss on debt
   extinguishment(4)........       --        (4.8)       --        --       --
  Cumulative effect of
   accounting change(7).....       --         --         --       22.0      --
  Net income (loss).........     (78.1)     154.8      (35.9)    117.0    136.8
  Comprehensive income
   (loss)(2)................    (111.9)     134.9      (38.5)    132.0    106.1
Basic income (loss) per
 share:
  Income (loss) before
   extraordinary loss and
   cumulative effect........ $   (0.89) $    1.99  $   (0.54) $   1.31 $   1.95
  Extraordinary loss on debt
   extinguishment(4)........       --       (0.06)       --        --       --
  Cumulative effect of
   accounting change(7).....       --         --         --       0.31      --
                             ---------  ---------  ---------  -------- --------
  Net income (loss)......... $   (0.89) $    1.93  $   (0.54) $   1.62 $   1.95
                             =========  =========  =========  ======== ========
Diluted income (loss) per
 share:
  Income (loss) before
   extraordinary loss and
   cumulative effect........ $   (0.89) $    1.94  $   (0.54) $   1.30 $   1.90
  Extraordinary loss on debt
   extinguishment(4)........       --       (0.06)       --        --       --
  Cumulative effect of
   accounting change(7).....       --         --         --       0.30      --
                             ---------  ---------  ---------  -------- --------
  Net income (loss)......... $   (0.89) $    1.88  $   (0.54) $   1.60 $   1.90
                             =========  =========  =========  ======== ========
Cash dividends per share:
  Common.................... $    1.10  $    1.10  $    1.10  $   1.10 $   1.10
  Preferred(1)..............      0.62       2.50       2.50      2.50     2.50
  Preferred of subsidiary...      2.08       1.07        --        --       --
Weighted average number of shares (in
 thousands):
  Basic(1)(3)...............    88,555     78,120     74,427    69,467   68,064
  Diluted...................    88,555     82,424     74,427    73,333   71,994
                                              December 31,
                             --------------------------------------------------
                               1998      1997(5)     1996     1995(6)    1994
                             ---------  ---------  ---------  -------- --------
                                              (in millions)
Balance Sheet Data:
  Cash and cash
   equivalents.............. $   176.1  $    92.0  $   197.9  $  175.5 $   82.5
  Working capital...........     359.7      360.1      303.1     385.7    361.3
  Total assets..............   5,315.0    5,594.7    4,420.0   4,216.7  3,384.4
  Long-term debt, less
   current portion..........   1,926.2    1,866.4    1,646.3   1,557.8  1,042.5
  Preferred stock of
   subsidiary...............     200.0      200.0        --        --       --
  Stockholders' equity(3)...   1,384.0    1,686.6    1,240.9   1,328.0  1,122.3

--------
(1) On March 18, 1998, the Company redeemed the 1,724,400 outstanding shares of preferred stock in exchange for 3,318,698 shares of Common Stock.
(2) Effective March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the Company, comprehensive income (loss) includes net income
    (loss) and the net change in the foreign currency translation adjustment.

(3) On July 28, 1998, the Board of Directors approved a $100.0 million Common Stock buyback program to fund future employee benefit obligations. In December 1998, the buyback program was completed, resulting in the purchase of 3,740,400 shares of Common Stock.
(4) In November 1997, the Company terminated its ESOPs in conjunction with restructuring the employee benefit plans pursuant to the Merger, and recognized an extraordinary loss of $4.8 million (net of income tax benefit of $3.2 million), or $0.06 per share on a diluted basis, as a result of prepaying the underlying 8.77% Senior Notes related thereto.
(5) On September 25, 1997, the Company acquired Total for $851.8 million, consisting of $460.5 million of debt assumed and $391.3 million of Company Common Stock issued for the outstanding stock of Total. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Total are included from the date of acquisition.
(6) On December 14, 1995, Diamond Shamrock acquired National Convenience Stores, Inc. (NCS) for approximately $280.0 million. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of NCS are included from the date of acquisition.
(7) During the second quarter of 1995, the Company changed its method of accounting for refinery maintenance turnaround costs from an accrual method to a deferral method. The change resulted in a cumulative adjustment through December 31, 1994 of $22.0 million (net of income taxes of $13.4 million), or $0.30 per share on a diluted basis, which is included in net income for the year ended December 31, 1995. The effect of the change on the year ended December 31, 1995 was to increase income before cumulative effect of accounting change by approximately $3.5 million ($0.05 per share on a diluted basis) and net income by $25.5 million ($0.35 per share on a diluted basis). Had the change in accounting policy been in effect since the beginning of 1994, net income for the year ended December 31, 1994 would have been $143.4 million ($1.99 per share on a diluted basis).

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations

The Company

The Company's operating results are affected by Company-specific factors, primarily its refinery utilization rates and refinery maintenance turnarounds; seasonal factors, such as the demand for refined products and working capital requirements; and industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products and industry supply capacity. The effect of crude oil price changes on the Company's operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes. As a result, the Company's earnings have been volatile in the past and may be volatile in the future.

During 1998, the Company reduced the carrying value of crude oil and refined product inventories by $133.4 million to reduce such inventories to market value which was lower than the LIFO carrying value. During 1997, the Company reduced the carrying value of crude oil inventories by $11.1 million due to the decline in crude oil prices in late 1997. These reductions in inventories are included in the cost of products sold.

In January 1998, the Company signed a memorandum of understanding with Petro-Canada to form a joint venture related to each entity's refining and retail marketing assets located in Canada and the northern United States. Subsequently, the Competition Bureau of Canada advised management of both companies that the joint venture raised serious concerns under the competition laws of Canada. In light of these concerns and the potentially lengthy review process, the project was terminated in June 1998. Included in restructuring and other charges for the year ended December 31, 1998 is $11.2 million of costs associated with the joint venture project including $2.5 million to writeoff costs for a coker development project that will not be pursued at the present time.

In June 1998, the Company approved a restructuring plan designed to reduce its cost structure to reflect current values and improve operating efficiencies in its retail marketing, refining and pipeline operations and support services. As a result, the Company recorded a one-time charge to earnings of $131.6 million to cover the cost of eliminating 466 positions, the sale or closure of 316 convenience stores and the sale of certain non-strategic terminals and pipelines.

In December 1998, the Company finalized plans to eliminate approximately 300 non-essential jobs, programs and expenses and to implement new initiatives designed to further reduce capital employed and improve earnings. As a result of these changes, the Company recorded a $12.0 million charge for severance costs associated with terminated employees which is included in restructuring and other charges for the year ended December 31, 1998.

Seasonality

In the Northeast System, demand for refined products varies significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for home heating oil during the winter months results in the Company's Northeast System having significantly higher accounts receivable and inventory levels during the first and fourth quarters of each year. Additionally, the Company is impacted by the increased demand for gasoline during the summer driving season. The Company's US System is less affected by seasonal fluctuations in demand than its operations in the Northeast System.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Financial and operating data by geographic area for the years ended December 31, 1998 and 1997 are as follows:

Financial Data:

                                          Years Ended December 31,
                          -----------------------------------------------------------
                                      1998                           1997
                          -----------------------------  ----------------------------
                             US     Northeast   Total     US(1)   Northeast   Total
                          --------  --------- ---------  -------- --------- ---------
                                                (in millions)
Sales and other
 revenues...............  $8,663.2  $2,471.4  $11,134.6  $7,866.8 $3,015.6  $10,882.4
Cost of products
 sold(2)................   4,972.1   1,330.8    6,302.9   5,031.8  1,785.7    6,817.5
Operating expenses......   1,025.7     119.8    1,145.5     762.8    124.4      887.2
Selling, general and
 administrative
 expenses...............     173.0     159.6      332.6     149.9    167.4      317.3
Taxes other than income
 taxes..................   2,175.2     723.4    2,898.6   1,489.7    786.2    2,275.9
Depreciation and amorti-
 zation.................     201.5      35.9      237.4     167.7     32.4      200.1
Restructuring and other
 charges(3).............     144.1      10.7      154.8       --       --         --
                          --------  --------  ---------  -------- --------  ---------
Operating income
 (loss).................  $  (28.4) $   91.2       62.8  $  264.9 $  119.5      384.4
                          ========  ========             ======== ========
Gain on sale of
 property, plant and
 equipment(4)...........                            7.0                          11.0
Interest income.........                            9.7                          11.5
Interest expense........                         (143.5)                       (131.7)
                                              ---------                     ---------
Income (loss) before
 income taxes,
 extraordinary loss and
 dividends of
 subsidiary.............                          (64.0)                        275.2
Provision for income
 taxes..................                            3.8                         110.2
Extraordinary loss(5)...                            --                            4.8
Dividends on subsidiary
 stock..................                           10.3                           5.4
                                              ---------                     ---------
Net income (loss).......                      $   (78.1)                    $   154.8
                                              =========                     =========

--------
(1) On September 25, 1997, the Company acquired Total. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Total are included from the date of acquisition.
(2) During the year ended December 31, 1998, the Company recorded a $133.4 million non-cash reduction to the carrying value of crude oil and refined product inventories due to the significant drop in crude oil and refined product prices in 1998. In December 1997, the Company recorded an $11.1 million non-cash reduction in the carrying value of crude oil inventories due to the significant drop in crude oil prices in late 1997.

(3) On June 9, 1998, the Company recorded a $131.6 million restructuring charge related to the retail marketing, refining and pipeline operations and support services. The restructuring charge included a property, plant and equipment and goodwill write-down of $82.1 million, severance and relocation costs of $15.5 million, and lease buyout, fuel system removal and other costs of $34.0 million. Also, during the second quarter of 1998, the Company incurred $11.2 million of costs associated with the aborted Petro-Canada joint venture, including $2.5 million to writeoff costs for a coker development project that will not be pursued at the present time. In December 1998, the Company recorded a $12.0 million charge for severance costs associated with the corporate restructuring and profit improvement program.
(4) In March 1998, the Company recognized a $7.0 million gain on the sale of a 25% interest in its McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company. In March 1997, the Company recognized an $11.0 million gain on the sale of an office building in San Antonio, Texas.
(5) In November 1997, the Company terminated its ESOPs in conjunction with restructuring the employee benefit plans pursuant to the Merger, and recognized an extraordinary loss of $4.8 million (net of income tax benefit of $3.2 million), as a result of prepaying the underlying 8.77% Senior Notes related thereto.

Operating Data:

                                                     Years Ended December 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
US System
Mid-Continent Refineries(1):
  Throughput (bpd)..................................      395,000       272,300
  Margin (dollars per barrel)(2)(3)................. $       3.94  $       4.60
Wilmington Refinery:
  Throughput (bpd)..................................      114,700       120,300
  Margin (dollars per barrel)(3).................... $       4.45  $       4.61
Retail Marketing:
  Fuel volume (bpd).................................      169,900       127,200
  Fuel margin (cents per gallon)(2).................         14.3          13.4
  Merchandise sales ($1,000/day).................... $      3,128  $      2,551
  Merchandise margin (%)............................         30.4%         30.2%
Northeast System
Quebec Refinery:
  Throughput (bpd)..................................      153,300       139,800
  Margin (dollars per barrel)(3).................... $       2.88  $       2.35
Retail Marketing:
  Fuel volume (bpd).................................       64,000        64,000
  Overall margin (cents per gallon)(4)..............         25.3          26.8

--------
(1) The Mid-Continent Refineries include the McKee and Three Rivers Refineries and, since their acquisition on September 25, 1997, the Alma, Ardmore and Denver Refineries.
(2) Effective January 1, 1998, the Company modified its policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent retail operations to more closely reflect spot market prices for such refined products. Accordingly, the 1997 amounts have been restated to reflect the pricing policy change as if it had occurred on January 1, 1997. The refining margin and retail marketing fuel margin originally reported for the year ended December 31, 1997 were $4.89 per barrel and 11.9c per gallon, respectively.
(3) Refinery margins for 1998 exclude the impact of the non-cash charge for the reduction in the carrying value of crude oil and refined product inventories due to the drop in crude oil and refined product prices. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $3.48 per barrel for the Mid-Continent Refineries, $3.83 per barrel for the Wilmington Refinery, and $2.15 per barrel for the Quebec Refinery.

(4) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net loss for the year ended December 31, 1998 was $78.1 million compared to net income in 1997 of $154.8 million. During 1998, the Company recognized the following unusual items:

  . $131.6 million charge related to the restructuring of the retail marketing, refining and pipeline operations and support services;

  . $133.4 million non-cash charge to reduce inventories due to the continuing drop in crude oil and refined product prices;

  . $12.0 million charge for severance benefits payable to terminated employees under the Company's corporate restructuring and profit improvement program implemented in December 1998;

  . $11.2 million of costs associated with the aborted joint venture with Petro-Canada; and,

  . $7.0 million gain on the sale of a 25% interest in the McKee to El Paso pipeline and El Paso terminal.

During 1997, the Company recognized an $11.1 million non-cash reduction to inventories due to the decrease in crude oil and refined product prices in late 1997 and an $11.0 million gain on the sale of an office building.

As a result of these unusual items, the Company recognized a net loss of $0.89 per basic share for the year ended December 31, 1998 as compared to net income of $1.93 per basic share for the year ended December 31, 1997. The net loss per diluted share in 1998 was $0.89 as compared to net income per diluted share in 1997 of $1.88.

US System

The US System had an operating loss of $28.4 million for the year ended December 31, 1998 as compared to operating income of $264.9 million for the year ended December 31, 1997. The decrease in the operating income from 1997 to 1998 is due primarily to the unusual items discussed above.

Sales and other revenues increased 10.1% from 1997 to 1998 primarily due to $2.3 billion of sales from the Total operations in 1998. However, sales and other revenues were adversely impacted by lower sales prices of refined products in 1998 as compared to 1997 due to the overall market decline in crude oil prices and the downward pressure on prices resulting from the high level of inventories maintained by the refining and marketing industry.

Throughput at the Mid-Continent Refineries increased from 272,300 barrels per day to 395,000 barrels per day, a 45.1% increase from 1997 to 1998, as a result of the three refineries acquired from Total. The Denver, Ardmore and Alma Refineries contributed approximately 146,000 barrels per day during 1998. Throughput for the Ardmore Refinery decreased from approximately 80,000 barrels per day during the first six months of 1998 to approximately 67,000 barrels per day during the last half of the year as a result of a power failure and fire in the main fractionation column in the plant's FCCU which occurred in mid-July 1998. The repair to the Ardmore Refinery FCCU was completed in mid-September 1998.

The refining margin for the Mid-Continent Refineries of $3.94 for the year ended December 31, 1998 decreased 14.3% from $4.60 in 1997. The decrease in the refining margin was caused by a scheduled 21-day maintenance turnaround at the Three Rivers Refinery, lower throughput from the Ardmore Refinery due to the fire in mid-July 1998 and an unplanned repair of the FCCU at the McKee Refinery. More significantly, product selling prices were negatively impacted by high industry inventories and decreased by more than the decrease in crude oil costs.

Throughput at the Wilmington Refinery decreased to 114,700 barrels per day in 1998 from 120,300 barrels per day in 1997. In December 1998, the refinery had significant downtime for scheduled maintenance turnarounds on the No. 1 coker and crude unit, the gas oil hydrotreater, and the FCCU's alkylation unit. These turnarounds caused approximately 25 days of downtime during December 1998 and thus affected negatively per day throughput volumes.

The addition of 36 new stores over the past two years and the acquisition of the high volume Total stores in the third quarter of 1997 are major factors in 1998 for the 33.6% increase in retail marketing fuel volumes to 169,900 barrels per day and the 22.6% increase in the daily merchandise sales to $3.1 million per day. The increase in retail fuel margins to 14.3 cents per gallon in 1998 from 13.4 cents per gallon in 1997 was due primarily to the termination of the frequent fueler stamp programs in the third quarter of 1998.

The retail merchandise margins remained stable from 1997 to 1998. The adverse impact on retail merchandise sales from the heavy rains in California caused by El Nino in early 1998 was offset by the increased rebate activity from soft drink and tobacco vendors in the third and fourth quarters of 1998.

During 1998, the petrochemical/NGL businesses contributed to operating income at lower levels than in 1997 due to the declining prices of propylene and other petrochemicals which continue to be impacted by very weak economic conditions in Asia and the Far East.

Selling, general and administrative expenses of $173.0 million for 1998 were $23.1 million higher than 1997 primarily due to the additional selling costs incurred to support the increased sales resulting from the Total operations and $3.5 million of non-recurring costs associated with the closing of Total's Denver office.

Restructuring and other charges include the $131.6 million restructuring charge related to the retail marketing, refining and pipeline operations and supports services; $1.6 million of costs incurred related to the aborted Petro-Canada joint venture, and $10.9 million related to the severance benefits charged in December 1998 for the terminated employees associated with the Company's corporate restructuring and profit improvement program.

Northeast System

The Northeast System had operating income of $91.2 million for the year ended December 31, 1998 as compared to $119.5 million for the year ended December 31, 1997. The decrease in the operating income is due primarily to the unusual items discussed in the "General" section above.

Sales and other revenues in the Northeast System totaled $2.5 billion for 1998 as compared to $3.0 billion in 1997. This 18.0% decrease was caused by lower sales in the retail and wholesale segments following the mild winters in the first and fourth quarters of 1998 in the northeastern United States and eastern Canada. The lower sales were also directly affected by the reduced 1998 selling prices of refined products as a result of high industry inventories and low crude oil prices.

Throughput at the Quebec Refinery increased to 153,300 barrels per day in 1998 from 139,800 barrels per day in 1997. The low throughput in 1997 was caused by a significant planned maintenance turnaround on the FCCU in May and June 1997.

The refinery margin increased 22.6% to $2.88 per barrel in 1998 compared to $2.35 per barrel in 1997. The scheduled maintenance turnaround in mid-1997 combined with lower crude oil costs achieved from favorable long-term supply contracts contributed to the improved refinery margins.

Retail marketing fuel volumes remained level in 1998 as compared to 1997 at 64,000 barrels per day. However, retail margins decreased to 25.3 cents per gallon in 1998 from 26.8 cents per gallon in 1997. The drop in retail margins was caused mainly from a 10.5% decrease in demand for high-margin home heating oil due to the mild winters of 1998 which was partially offset by a 2.5% increase in demand for lower-margin motorist and cardlock products.

Selling, general and administrative expenses of $159.6 million decreased $7.8 million from 1997 to 1998 principally due to continuing efforts to control administrative costs.

Restructuring and other charges include $9.6 million of costs incurred related to the aborted Petro-Canada joint venture and $1.1 million related to the severance benefits charged in December 1998 for the terminated employees associated with the Company's corporate restructuring and profit improvement program.

Corporate Expenses

Interest expense of $143.5 million for 1998 was $11.8 million higher than in 1997 due to higher average borrowings in 1998 as compared to 1997 resulting from the debt incurred to finance the acquisition of Total in September 1997.

The consolidated income tax provision, exclusive of the restructuring charges, for the year ended December 31, 1998 was based upon the Company's effective income tax rate for the year of 40.0%. The income tax benefit of the second quarter restructuring charge was computed separately at 20.6% and is below the U.S. Federal statutory income tax rate due to the non-deductible writedown of goodwill. As a result of the unusual items and the profitable Canadian operations, the Company recognized tax expense of $3.8 million even though it incurred a consolidated net loss.

The consolidated income tax provision for the year ended December 31, 1997 was based upon the Company's effective income tax rate for the year of 40.0%. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to State income taxes and the effects of foreign operations.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Financial and operating data by geographic area for the years ended December 31, 1997 and 1996 are as follows:

Financial Data:

                                          Years Ended December 31,
                          ----------------------------------------------------------
                                      1997                          1996
                          ----------------------------  ----------------------------
                           US(1)   Northeast   Total       US    Northeast   Total
                          -------- --------- ---------  -------- --------- ---------
                                                (in millions)
Sales and other reve-
 nues...................  $7,866.8 $3,015.6  $10,882.4  $7,161.6 $3,046.8  $10,208.4
Cost of products
 sold(2)................   5,031.8  1,785.7    6,817.5   4,728.9  1,821.1    6,550.0
Operating expenses......     762.8    124.4      887.2     802.4    125.7      928.1
Selling, general and
 administrative
 expenses...............     149.9    167.4      317.3     128.8    173.2      302.0
Taxes other than income
 taxes..................   1,489.7    786.2    2,275.9   1,278.4    822.7    2,101.1
Depreciation and amorti-
 zation.................     167.7     32.4      200.1     153.5     26.4      179.9
Merger and integration
 costs(3)...............       --       --         --        --       --        77.4
                          -------- --------  ---------  -------- --------  ---------
Operating income........  $  264.9 $  119.5      384.4  $   69.6 $   77.7       69.9
                          ======== ========             ======== ========
Gain on sale of
 property, plant and
 equipment(4)...........                          11.0                           --
Interest income.........                          11.5                          18.4
Interest expense........                        (131.7)                       (128.5)
                                             ---------                     ---------
Income (loss) before
 income taxes,
 extraordinary loss and
 dividends of
 subsidiary.............                         275.2                         (40.2)
Provision (benefit) for
 income taxes...........                         110.2                          (4.3)
Extraordinary loss(5)...                           4.8                           --
Dividends on subsidiary
 stock(6)...............                           5.4                           --
                                             ---------                     ---------
Net income (loss).......                     $   154.8                     $   (35.9)
                                             =========                     =========

--------
(1) On September 25, 1997, the Company acquired Total. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Total are included from the date of acquisition.
(2) In December 1997, the Company recorded an $11.1 million non-cash reduction in the carrying value of crude oil inventories due to the significant drop in crude oil prices in late 1997.
(3) In connection with the Merger, the Company recorded merger and integration costs of $77.4 million during the fourth quarter of 1996. Such costs consisted of $13.1 million of financial, legal and registration fees and $64.3 million related to workforce reductions, writedowns of facilities and equipment, and other costs.
(4) In March 1997, the Company recognized an $11.0 million gain on the sale of an office building in San Antonio, Texas which was originally purchased to serve as the Company's corporate headquarters.
(5) In November 1997, the Company terminated its ESOPs in conjunction with restructuring the employee benefit plans pursuant to the Merger, and recognized an extraordinary loss of $4.8 million (net of income tax benefit of $3.2 million), as a result of prepaying the underlying 8.77% Senior Notes related thereto.
(6) In June 1997, a wholly-owned subsidiary of the Company issued $200.0 million of 8.32% Trust Originated Preferred Securities in an underwritten public offering. Distributions are cumulative and payable quarterly in arrears, at an annual rate of 8.32%.

Operating Data:

                                                     Years Ended December 31,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
US System
Mid-Continent Refineries(1):
  Throughput (bpd)..................................      272,300       235,500
  Margin (dollars per barrel)(2).................... $       4.60  $       3.30
Wilmington Refinery:
  Throughput (bpd)..................................      120,300       102,700
  Margin (dollars per barrel)....................... $       4.61  $       4.66
Retail Marketing:
  Fuel volume (bpd).................................      127,200       107,400
  Fuel margin (cents per gallon)(2).................         13.4          13.6
  Merchandise sales ($1,000/day).................... $      2,551  $      2,416
  Merchandise margin (%)............................         30.2%         30.6%
Northeast System
Quebec Refinery:
  Throughput (bpd)..................................      139,800       143,900
  Margin (dollars per barrel)....................... $       2.35  $       3.15
Retail Marketing:
  Fuel volume (bpd).................................       64,000        60,900
  Overall margin (cents per gallon)(3)..............         26.8          22.2

--------
(1) The Mid-Continent refineries include the McKee and Three Rivers Refineries and, since their acquisition on September 25, 1997, the Alma, Ardmore and Denver Refineries. Excluding the operations of the Total Refineries for the fourth quarter of 1997, the 1997 throughput would have been 231,000 bpd and the margin would have been $5.39 per barrel.
(2) Effective January 1, 1998, the Company modified its policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent retail operations to more closely reflect spot market prices for such refined products. Accordingly, the 1997 and 1996 amounts have been restated to reflect the pricing policy change as if it had occurred on January 1, 1996. The refining margin and retail marketing fuel margin originally reported for the year ended December 31, 1997 were $4.89 per barrel and 11.9c per gallon, respectively. The refining margin and retail marketing fuel margin originally reported for the year ended December 31, 1996 were $3.61 per barrel and 12.7c per gallon, respectively.
(3) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the year ended December 31, 1997 totaled $154.8 million as compared to a net loss in 1996 of $35.9 million. In the US System, the Company had operating income of $264.9 million in 1997, as compared to $69.6 million for 1996. The increase in operating profit was primarily due to increased refining margins at the Mid-Continent Refineries, increased throughput at the Wilmington Refinery, increased retail fuel volumes, and decreased operating expenses due primarily to efficiencies gained from the Merger. These increases were somewhat offset by a decrease in the average retail marketing fuel margin and a decrease in the retail marketing merchandise margin. In the Northeast System, operating income was $119.5 million for 1997 as compared to $77.7 million for 1996, as a result of improved retail marketing fuel volumes and a 20.7% increase in the retail marketing margin. These increases were partially offset by a decline in the Quebec Refinery throughput and a 25.4% decline in the Quebec refining margin.

US System

Sales and other revenues in the US System for the year ended December 31, 1997 totaled $7.9 billion and were 9.8% higher than 1996 primarily due to an 18.4% increase in retail marketing fuel volumes and the additional sales of $755.6 million from Total, acquired in September 1997.

The refining margin for the Mid-Continent Refineries of $4.60 per barrel for 1997 increased by 39.4% as compared to $3.30 per barrel for 1996, reflecting declining crude oil costs and increased demand during 1997. As a result of a partial shutdown of the McKee Refinery in the fourth quarter of 1997, throughput, excluding the Total Refineries, declined by 1.9% from 1996 to 1997; however, this shutdown of McKee allowed the Total Refineries to operate at much higher levels to supply the needed demand. During the shutdown at the McKee Refinery, the Company performed additional maintenance in order to defer a scheduled 1998 turnaround until 1999. The refining margin for the Wilmington Refinery remained steady at $4.61 per barrel in 1997 as compared to $4.66 in 1996. Throughput at the Wilmington Refinery during 1997 increased by 17.1% over the same period in 1996 to 120,300 barrels per day, principally due to the processing of additional feedstocks through the refinery's gas oil hydrotreater which came on stream in the second quarter of 1996.

Retail marketing fuel volume increased by 18.4% to 127,200 barrels per day, principally as a result of the addition of 27 new convenience stores during 1997 and increased volumes sold through Total branded convenience stores acquired in September 1997. The 1997 retail fuel margins remained steady as compared to 1996 despite the very competitive pricing environment at the station level in the Texas market.

Merchandise sales at the Company's convenience stores increased 5.6% to $2.6 million per day during 1997 from $2.4 million per day in 1996. This increase is a direct result of the Company's plan to expand and upgrade its retail operations, which included the construction of 27 new stores and the acquisition of 560 Total convenience stores. On a per store basis, merchandise sales increased 4.3% due to the Company closing or selling approximately 84 underperforming convenience stores. The retail marketing merchandise margin remained steady at 30.2% in 1997 as compared to 30.6% in 1996, as competitive pressures on the pricing of beer, soda and tobacco products continued.

The petrochemical/NGL businesses contributed $39.2 million to 1997 operating income versus $9.5 million in 1996 as a result of increased sales of polymer-grade propylene from the second splitter completed in 1996, and continued strong demand for Nitromite fertilizer.

Operating expenses declined $39.6 million or 4.9%, to $762.8 million as a result of merger synergies experienced in both refining and retail. Excluding the operating expenses related to Total of $66.5 million, the decline in operating expenses would have been $106.1 million or 13.2%.

Selling, general and administrative expenses for 1997 of $149.9 million were $21.1 million higher than in 1996, and included $19.0 million of selling, general and administrative expenses incurred by Total for the three months ended December 31, 1997. Overall, selling, general and administrative expenses remained level with 1996 reflecting higher selling costs incurred to support the increased sales which were offset by lower general and administrative expenses associated with synergies resulting from the Merger.

Northeast System

Sales and other revenues in the Northeast System in 1997 totaled $3.0 billion and were $31.2 million, or 1.0%, lower than 1996, as a result of lower throughput and lower product prices during the year.

Refining margins decreased by 25.4% to $2.35 per barrel in 1997 as compared to $3.15 per barrel in 1996, due to lower average Atlantic Basin crack spreads. Throughput at the Quebec Refinery averaged 139,800 barrels per day or 2.8% lower than in 1996 as throughput was adversely affected by a scheduled major turnaround in the second quarter of 1997. During the ice storms in the Northeast in late 1997 and early 1998, the Quebec Refinery, which is located north of the affected area, continued to operate, while competitors' refineries were shut down due to power failures.

Overall retail margins increased 4.6 cents per gallon to 26.8 cents per gallon in 1997 as compared to 1996, reflecting more stable market conditions as a result of the Company's "Value Plus" pricing program initiated in the second half of 1996, and the home heating oil and cardlock segments' ability to maintain prices as crude oil prices declined. Retail marketing volumes increased 5.1% in 1997 as compared to 1996, to 64,000 barrels per day, as a result of acquiring three home heating oil businesses in 1997, and converting 55 agent-operated stores to Company-owned convenience stores.

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

The consolidated income tax provisions for 1997 totaled $110.2 million, representing an effective tax rate of 40.0% as compared to the 1996 effective income tax benefit of $4.3 million or 10.7%. The 1996 effective tax rate was low due to non-deductible Merger and other costs recorded in 1996. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to State income taxes and the effects of foreign operations.

Outlook

The Company's earnings depend largely on refining and retail marketing margins. The petroleum refining and marketing industry has been and continues to be volatile and highly competitive. The cost of crude oil purchased by the Company as well as the price of refined products sold by the Company have fluctuated significantly in the past. As a result of the historic volatility of refining and retail marketing margins and the numerous factors which affect them, it is impossible to predict future margin levels.

Crude oil prices began falling in late 1997 and fell sharply throughout 1998, ending the year on average approximately $7.00 per barrel lower than their starting point. Economic weakness in Asia and South America, weather-related demand disruptions in North America and virtually no tightening of crude oil supplies by OPEC and key non-OPEC countries led to the decline in crude oil prices. Adjusted for inflation, crude oil prices are near historic lows and gasoline prices have never been lower. During 1998, the low crude oil prices were discounted for the near month, motivating refiners to run at full capacity. With weather-related demand disruptions, including the warm winters in the first and fourth quarters and the heavy rains in California in the first quarter, the excess production created an oversupply of finished product inventories. As a result, inventory levels throughout the year pushed the limits of storage capacity leading to lower pump prices and severe pressure on refining margins. The Company's composite crack spread for 1998 fell by more than a $1.00 per barrel. Should crude oil prices continue to fall in 1999 from the December 31, 1998 levels, the Company will be required to further reduce the carrying value of its crude oil inventories in 1999.

As 1999 begins, these same factors continue and crack spreads are at record lows. An unusually warm winter in the Northeast for the second year in a row has caused growing distillate inventories which threaten to drive margins even lower. In January 1999, several independent refiners and fully-integrated major oil companies announced plans to reduce production while other companies and refineries announced plans to bring forward refinery maintenance turnarounds in an effort to reduce inventories and the oversupply situation. In February 1999, the Company announced production cuts of nearly 10%, or 40,000 barrels per day, spread throughout its Mid-Continent Refineries. With announced production cuts totaling nearly 250,000 barrels per day throughout the United States, the decline in finished product values may slow and begin to improve. However, crude oil prices, which remain discounted to the near month, will continue to motivate refiners to utilize incremental capacity so long as storage capacity is available.

Margin recovery depends primarily on a tightening of crude oil supplies and a return to more normal pricing conditions. The elimination of the near month discount in crude oil would significantly reduce utilization rates and would give the oversupplied finished products market a chance to stabilize. Beginning in 1999, domestic crude oil producers have already begun shutting-in marginal wells and have reduced drilling activities. The key to tightening crude oil supplies still rests with OPEC, Mexico, Venezuela and Norway, which together supply the vast majority of worldwide crude oil. Once supplies are tightened, refining and retail margins may begin to recover.

See "Certain Forward-Looking Statements."

Environmental Matters

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates. The Company has accrued liabilities for estimated site restoration costs to be incurred in the future at certain facilities and properties. In addition, the Company has accrued liabilities for environmental remediation obligations at various sites, including the multiparty sites in the US System where the Company has been identified as a potentially responsible party. Under the Company's accounting policy, liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. As of December 31, 1998 and 1997, accruals for environmental matters amounted to $219.4 million and $213.9 million, respectively. Additions to accrual for environmental matters during the years ended December 31, 1998, 1997 and 1996 totaled zero, $1.3 million, and $41.7 million, respectively. The 1996 additions to accrual includes $37.0 million to conform the accounting policies of Diamond Shamrock and Ultramar due to the Merger.

Capital Expenditures

The refining and retail marketing of refined products is a capital intensive business. Significant capital requirements include expenditures to upgrade or enhance refinery operations to meet environmental regulations and maintain the Company's competitive position, as well as to acquire, build and maintain broad-based retail networks. The capital requirements of the Company's operations consist primarily of:

  . maintenance expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

  . growth opportunity expenditures, such as those planned to expand and upgrade its retail marketing business, to increase the capacity of certain refinery processing units and pipelines and to construct additional petrochemical processing units.

During the year ended December 31, 1998, capital expenditures totaled $171.1 million, of which $92.7 million related to maintenance expenditures and $78.4 million related to growth opportunity expenditures. Approximately $44.7 million and $35.9 million have been incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the year ended December 31, 1998, the Company also incurred $37.8 million in refinery maintenance turnaround costs primarily at the Ardmore, Three Rivers and McKee Refineries.

Growth opportunity expenditures during the year ended December 31, 1998 included:

  . $12.7 million for the construction of a third propane/propylene splitter at the Company's Mont Belvieu facility which was completed in August 1998 and transferred to Diamond-Koch in September 1998;

  . $6.6 million for the McKee to El Paso pipeline expansion to increase capacity to 60,000 barrels per day with the cost being shared with Phillips Petroleum Company, a partner in the project;

  . $2.5 million to replace the Three Rivers Refinery FCCU's reactor and regenerator with new state-of-the-art designs and to install new exchangers, pumps and towers in the gas concentration and merox treating units which have increased throughput capacity by approximately 2,000 barrels per day; and,

  . $14.3 million to modify the main column and gas concentration sections of the Wilmington Refinery FCCU to expand throughput capacity by 5,000 barrels per day.

During the year ended December 31, 1997, capital expenditures and acquisitions of retail operations totaled $267.9 million, of which $166.9 million related to growth opportunity expenditures which included:

  .  $26.7 million for the BTX extraction unit at the Three Rivers Refinery;

  . $13.9 million to upgrade the FCCU to increase production yields at the Quebec Refinery;

  . $15.7 million for expansion and construction of the third propane/propylene splitter at Mont Belvieu, and

  . $4.7 million to increase pipeline and terminal capacity in Denver, El Paso and Albuquerque.

In 1997, in conjunction with plans to expand and upgrade the retail marketing operations, the Company also spent $75.1 million related to retail marketing growth projects ($2.4 million of which was lease financed), including the acquisition of three retail home heating oil operations in the northeast United States and the completion of 27 new convenience stores in Arizona, California and Colorado. During the year ended December 31, 1997, the Company also incurred $25.6 million in deferred refinery maintenance turnaround costs primarily at the Wilmington and McKee Refineries.

The Company is continually investigating strategic acquisitions and other business opportunities, some of which may be material, that will complement its current business activities. For 1999, the Company has established a capital expenditures budget of approximately $290.6 million, which includes $152.2 million of growth projects and $138.4 million for maintenance, reliability and regulatory projects. These budgeted amounts are reviewed throughout the year by management and are subject to change based on economic conditions or other opportunities that arise.

The Company expects to fund its capital expenditures over the next several years from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under its bank credit facilities and its commercial paper program discussed below. In addition, depending upon its future needs and the cost and availability of various financing alternatives, the Company may, from time to time, seek additional debt or equity financing in the public or private markets.

Liquidity and Capital Resources

As of December 31, 1998, the Company had cash and cash equivalents of $176.1 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of December 31, 1998, the Company had borrowing capacity of approximately $450.7 million under its committed bank facilities and commercial paper program and approximately $608.8 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The Company also has $69.1 million available pursuant to committed lease facilities aggregating $355.0 million, under which the lessors will construct or acquire and lease to the Company primarily convenience stores.

The bank facilities and other debt agreements require that the Company maintain certain financial ratios and other restrictive covenants. The Company is in compliance with such covenants, as amended, and believes that such covenants will not have a significant impact on the Company's liquidity or its ability to pay dividends. The Company believes its current sources of funds will be sufficient to satisfy its capital expenditure, working capital, debt service and dividend requirements for at least the next twelve months.

On June 25, 1997, UDS Capital I (the Trust), a wholly-owned subsidiary of the Company, issued $200.0 million of 8.32% Trust Originated Preferred Securities (TOPrS) in an underwritten public offering. The TOPrS represent preferred undivided interests in the Trust's assets, with a liquidation preference of $25.00 per security. Distributions on the TOPrS are cumulative and payable quarterly in arrears, at the annual rate of 8.32% of the liquidation amount. The Company has guaranteed, on a subordinated basis, the dividend payments due on the TOPrS. The proceeds from the issuance of the TOPrS were used to reduce long-term debt of the Company.

On September 25, 1997, the Company completed the acquisition of 100% of the common stock of Total. The purchase price included the issuance of 12,672,213 shares of Company Common Stock and the assumption of $460.5 million of debt outstanding. On September 25, 1997, the Company repaid most of the debt of Total with the proceeds of a $150.0 million short-term bridge loan provided by three banks and with the proceeds from the issuance of commercial paper and borrowings under uncommitted bank credit lines.

On October 14, 1997, the Company completed a public offering of $400.0 million of senior notes (the Total Senior Notes) to refinance most of the debt incurred to finance the acquisition of Total. The Total Senior Notes were issued in three separate series:

  . the 2017 Notes totaling $200.0 million bear interest at 7.20% and are due October 15, 2017;

  . the 2037 Notes totaling $100.0 million bear interest at 6.75% and are due October 15, 2037; and

  . the 2097 Notes totaling $100.0 million bear interest at 7.45% and are due October 15, 2097.

The 2017 Notes and the 2097 Notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the greater of: (a) 100% of the principal amount, or (b) the sum of the present value of outstanding principal and interest thereon, discounted at the U.S. Treasury Yield plus 20 basis points, together with accrued interest, if any, to the date of redemption. The 2037 Notes may be redeemed, in whole or in part, by the holders on October 15, 2009, at a redemption price equal to 100% of the principal plus accrued interest. After October 15, 2009, the 2037 Notes are redeemable at the option of the Company in the same manner as the 2017 Notes and 2097 Notes.

The Company's 5% Cumulative Convertible Preferred Stock, originally issued in the Merger, contained a redemption feature that allowed the Company to redeem the preferred stock for Common Stock if the Common Stock traded above $33.77 per share for 20 of any 30 consecutive trading days. On February 27, 1998, the trading threshold was reached. On March 18, 1998, all 1,724,400 shares outstanding of preferred stock were redeemed for Common Stock at a conversion rate of 1.9246 shares of Common Stock for each share of preferred stock. A total of 3,318,698 shares of Common Stock were issued. The Company declared and paid dividends of $0.625 per share on its 5% Cumulative Convertible Preferred Stock in each quarter of 1997 and the first quarter of 1998, prior to conversion. As a result of the redemption, the cash dividend requirements for the Company are lower by $0.7 million on an annualized basis.

The continued consolidation in the refining and marketing industry has changed the retail product pricing environment resulting in lower retail marketing margins over the past several years. In order to stay competitive and increase profitability, the Company initiated a three-year restructuring program in June 1998 to:

  . reorganize its retail support infrastructure (eliminating 341 positions),

  .  to close and sell 316 under-performing convenience stores, and

  . to sell certain excess terminal and pipeline assets, including the elimination of an additional 125 related positions.

Accordingly, the Company recognized a one-time charge of $131.6 million in the quarter ended June 30, 1998 consisting of $82.1 million to write-down property, plant and equipment and goodwill, $34.0 million for costs associated with closing and selling the 316 convenience stores, and $15.5 million of severance costs to eliminate 466 positions. During the six month period ended December 31, 1998, $8.5 million of severance costs were paid and 65 convenience stores were sold or closed.

The restructuring initiatives are expected to increase annual earnings before interest and income taxes by $99.6 million in 1999, $124.0 million in 2000, and $128.9 million in 2001 due to lower operating costs. The increase in annual earnings will more than offset the one-time cash outlays related to the restructuring program estimated at $49.5 million over the next three years. In addition, as part of the restructuring plan, the Company decreased its retail marketing capital expenditures budget by $32.6 million for the second half of 1998.

On July 28, 1998, the Board of Directors approved a $100.0 million stock buyback program to purchase shares of Common Stock in the open market. The purchase of Common Stock was funded using available cash flow from operations. The purchased stock will be used to fund future employee benefit obligations of the Company. The buyback program was completed in December 1998 resulting in the purchase of 3,740,400 shares of Common Stock. As a result of the stock buyback program, the cash dividend requirements for the Company will be lower by approximately $4.1 million per year.

In December 1998, the Company finalized a plan to eliminate approximately 300 non-essential jobs, programs and expenses and started new initiatives designed to further reduce capital employed and improve earnings. These changes are expected to result in an improvement of pretax earnings by approximately $160.0 million and capital recovery totaling more than $100.0 million by the year 2000. Operating and administrative cost reductions are expected to account for about two-thirds of the improvement. Optimization initiatives designed to increase revenues account for the remainder. As a result of these changes, the Company recognized a $12.0 million charge as of December 31, 1998 for severance costs associated with the employees to be terminated.

On February 3, 1999, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on March 4, 1999, to holders of record on February 18, 1999.

Cash Flows for the Year Ended December 31, 1998

During the year ended December 31, 1998, the Company's cash position increased $84.1 million to $176.1 million. Net cash provided by operating activities was $347.0 million as compared to $235.2 million in 1997. This increase is due primarily to additional depreciation and amortization as result of the Total Acquisition and an improved working capital position.

Net cash used in investing activities during the year ended December 31, 1998, totaled $127.1 million. Cash outflows included $171.1 million for capital expenditures and $37.8 million for deferred refinery maintenance turnaround costs. Cash inflows from investing activities included $27.0 million related to proceeds from the sale of the McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company, $17.2 million of proceeds from the sale of 29 convenience stores to Griffin L.L.C. and $27.0 million received from Diamond-Koch for reimbursement of the cost to construct the third propane/propylene splitter at Mont Belvieu.

Net cash used in financing activities during the year ended December 31, 1998 totaled $132.1 million, primarily due to the cash dividends declared and paid totaling $98.5 million on outstanding Common Stock and 5% Cumulative Convertible Preferred Stock prior to redemption in March 1998 and the purchase of 3,740,400 shares of the Company's Common Stock for a total cost of $100.0 million.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. During 1998, the Canadian dollar continued to decline against the U.S. dollar and reached an historic low against the U.S. dollar during the year. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity as of December 31, 1998, by $112.0 million. Although the Company expects the exchange rate to fluctuate during 1999, it cannot reasonably predict its future movement.

With the exception of its crude oil costs, which are U.S. dollar denominated, fluctuations in the Canadian dollar exchange rate will affect the U.S. dollar amount of revenues and related costs and expenses reported by the Canadian operations. The potential impact on the refining margin of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by the Company's pricing policies in the Northeast System, which generally pass on any change in the cost of crude oil. Retail marketing margins, on the other hand, have been adversely affected by exchange rate fluctuations as competitive pressures have, from time to time, limited the Company's ability to promptly pass on the increased costs to the ultimate consumer. The Company has considered various strategies to manage currency risk, and it hedges the Canadian currency risk when such hedging is considered economically appropriate.

Year 2000 Issue

State of Readiness
In 1997, the Company initiated an enterprise-wide effort to assess and mitigate or eliminate the business risk associated with Year 2000 issues, focusing on:

  .  information technology (IT) computer hardware and software systems,

  . internal process control equipment outside of the IT area used in the refining or retail operations, and

  . interfaces and support services from key suppliers, vendors and customers.

A Company-wide process is in place to inventory, assess, test and develop contingency plans for addressing the Year 2000 issues described above. The process is periodically reassessed as new information becomes known, and the process is revised accordingly.

The Company's US IT systems have been assessed as being substantially Year 2000 compliant resulting from the 1995 implementation of a new IT system and the migration in early 1998 of Total's operations to the US IT system at a cost of $4.3 million. As an integral step within the Year 2000 process, the Company will verify and test certain aspects of these systems during 1999 to attempt to mitigate any material adverse impact which may arise from Year 2000 issues. The Company's Northeast IT systems are not Year 2000 compliant. However, the Company is implementing a new stand-alone enterprise-wide IT system which will bring the Northeast into compliance by the third quarter of 1999. This new enterprise-wide IT system will also be implemented in the US operations during the later part of 1999 because it offers superior technological enhancements and operating efficiencies not available in the existing US IT system. The cost of the new enterprise-wide IT system for the Northeast and US is expected to be approximately $48.0 million, with most of the costs being capitalized.

The Company believes it has identified most of the significant exposure items associated with internal process control equipment used at the refineries and throughout the retail operations, and has implemented a plan to bring such equipment into compliance with Year 2000. The Company has also engaged outside consultants to assist in addressing its Year 2000 issues. Additionally, the Company has corresponded with its key suppliers, vendors and customers and has developed a plan to mitigate potential exposure areas. The estimated cost to be incurred for the non-IT and third-party corrective action plans range from $28.2 million to $44.0 million, with most of the costs being capitalized. The actual costs incurred will depend on the alternative chosen for each corrective action. Management anticipates that all corrective actions will be completed by December 31, 1999 to ensure minimal disruption to operations as the new millennium begins.

Risks
Certain Year 2000 risk factors which could have a material adverse effect on the Company's results of operations, liquidity, and financial condition include, but are not limited to, failure to identify critical systems which could experience failures, errors in efforts to correct problems, unexpected or extended failures by key suppliers, vendors and customers, and failures in global banking systems and commodity exchanges.

As a matter of operating policy, we routinely analyze our production and automation systems for potential failures, such as interruptions in the supply of raw materials or utilities. We do not anticipate that a problem in these areas will have a significant impact on our ability to continue our normal business activities. In addition, it is not expected that these failures would impact safety or the environment nor have a material impact on production or sales. Any problems in these systems can be dealt with using our existing operating procedures.

The worst case scenario would be that our failure or the failure by our key suppliers, vendors and customers to correct material Year 2000 issues could result in serious disruptions in normal business activities and operations. Such disruptions could prevent us from refining crude oil and delivering refined products to customers. While we do not expect a worst case scenario, if it occurs, Year 2000 failures, if not corrected on a timely basis or otherwise mitigated by our contingency plans, could have a material adverse impact on the Company's results of operations, liquidity and financial position.

Contingency Plans
Based on the current assessments and analysis of our Year 2000 readiness and that of our key suppliers, vendors and customers, Year 2000 specific contingency plans are being developed for data collection, reporting and communication. For the remainder of 1999, the Year 2000 contingency plans will be adjusted or new plans developed as circumstances warrant. The Company's current and planned activities with respect to the Year 2000 issue are expected to significantly reduce the Company's level of uncertainty about the magnitude of the risk posed by the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its key suppliers, vendors, and customers. The Company believes that, with the implementation of new IT systems and completion of the planned activities as scheduled, the possibility of significant interruptions of normal operations should be reduced. See "Certain Forward-Looking Statements."

Impact of Inflation

The impact of inflation has slowed in recent years. However, it is still a factor in the United States and Canadian economies and may increase the cost to acquire or replace property, plant and equipment and/or increase the costs of supplies and labor. To the extent permitted by competition, the Company has and will continue to pass along increased costs to its customers.

In addition, the Company is affected by volatility in the cost of crude oil and refined products as market conditions continue to be the primary factor in determining the costs of the Company's products. Throughout 1998, the price of crude oil and refined products declined to 20-year lows helping keep the United States inflation rate very low. The cost of products sold by the Company, as reported in its consolidated financial statements, approximates current cost since the Company uses the LIFO method to account for its inventories. However, the steep crude oil and refined product price declines during 1998 resulted in a $133.4 million write-down of the Company's inventories.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133 establishes new and revises several existing standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method to be used. Changes in the fair value of derivatives are either recognized in earnings in the period of change or as a component of other comprehensive income in the case of certain hedges. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application encouraged. The statement should not be applied retroactively to financial statements of prior periods. The Company expects to adopt SFAS No. 133 as of January 1, 2000 and is currently evaluating the impact of the change, but has not quantified the effect at this time.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Startup Activities." This SOP requires startup activity costs and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt the SOP effective January 1, 1999. The impact of implementation of the SOP is not expected to be material.

Certain Forward-Looking Statements

This Annual Report on Form 10-K and the Proxy Statement, incorporated herein by reference, contain certain "forward-looking" statements as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this Annual Report or the Proxy Statement, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its subsidiaries or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors.

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and commodity prices related to crude oil, refined products and natural gas. To manage or reduce these market risks, the Company uses interest rate swaps, foreign exchange contracts, and commodity futures and price swap contracts. As of December 31, 1998, the Company did not hold or issue derivative instruments for trading purposes. The Company's policy governing the use of derivatives requires that every derivative relate to an underlying, offsetting position, anticipated transaction or firm commitment and prohibits the use of highly complex or leveraged derivatives. A discussion of the Company's primary market risk exposures in derivative financial instruments is presented below.

Interest Rate Risk

The Company is subject to interest rate risk on its long-term fixed interest rate debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have maturities of less than three months. The carrying amount of the Company's floating interest rate debt approximates fair value. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by obtaining debt that has a floating interest rate or using interest rate swaps to change fixed interest rate debt to floating interest rate debt. Generally, the Company maintains floating interest rate debt of between 35% and 45% of total debt. Interest rates have remained relatively stable over the past year and the Company anticipates such rates to remain relatively stable over the next year.

The following table provides information about the Company's long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted average interest rates by expected maturity dates, after consideration of refinancing, are presented. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average floating rates are based on implied forward rates in the yield curve at the reporting date.

                                          Expected Maturity Dates
                         ----------------------------------------------------------------
                                                                                   Fair
                         1999  2000   2001    2002   2003   Thereafter  Total     Value
                         ----  -----  -----  ------  -----  ---------- --------  --------
                                               (in millions)
Long-term Debt:
  Fixed rate............ $5.8  $14.8  $86.5  $492.4  $35.0    $914.3   $1,548.8  $1,638.6
    Average interest
     rate...............  9.2%   8.7%   9.4%    8.6%   8.5%      7.6%       8.1%      N/A
  Floating rate......... $--   $ --   $ --   $383.2  $ --     $  --    $  383.2  $  383.2
    Average interest
     rate...............  -- %   -- %   -- %    5.8%   -- %      -- %       5.8%      N/A
Interest Rate Swaps:
  Fixed to floating..... $--   $ --   $ --   $200.0  $ --     $250.0   $  450.0  $  450.0
    Average pay rate.... 4.90%  5.04%  5.32%   5.54%  5.63%     6.10%      5.70%      N/A
    Average receive
     rate............... 6.43%  6.43%  6.43%   6.43%  6.59%     6.85%      6.66%      N/A

Foreign Currency Risk

The Company periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At December 31, 1998, the Company did not have any short-term foreign exchange contracts. The Company generally does not hedge for the effects of foreign exchange rate fluctuations on the translation of its foreign results of operations or financial position.

Commodity Price Risk

The Company is subject to the market risk associated with changes in market prices of its underlying crude oil, refined products and natural gas; however, such changes in values are generally offset by changes in the sales price of the Company's refined products. Price swaps are price hedges for which gains and losses are recognized when the hedged transactions occur; however, losses are recognized when future prices are not expected to recover.

As of December 31, 1998, the Company had outstanding commodity futures and price swap contracts to buy $312.0 million and sell $130.2 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 8.6 million barrels of crude oil and refined products which mature on various dates through June 2002. The fair value of commodity futures contracts is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

The information below reflects the Company's price swaps and futures contracts that are sensitive to changes in crude oil, refined product or natural gas commodity prices. The table presents the notional amounts in barrels for crude oil or MMBTU for natural gas, the weighted average contract prices and the total contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of barrels of crude oil or MMBTU of natural gas to be exchanged under the futures contract.

                                            December 31,
                                                1998             Maturities
                                          ----------------  --------------------
                                          Carrying  Fair
                                           Amount   Value    1999   2000   2002
                                          -------- -------  ------ ------ ------
                                          (in millions, except weighted average
                                                         price)
Price swaps:
  Contract volumes (barrels).............     N/A      N/A     2.2    N/A    6.4
  Weighted average price per barrel......     N/A      N/A  $24.64    N/A $22.00
  Contract amount........................  $(31.7) $ (55.2) $ 55.2    N/A $140.0
Futures contracts--buy:
  Contract volumes (barrels).............     N/A      N/A     5.4    3.2    N/A
  Weighted average price per barrel......     N/A      N/A  $12.43 $14.61    N/A
  Contract amount........................  $ (7.2) $  (7.6) $ 67.0 $ 46.0    N/A
Futures contracts--sell:
  Contract volumes (barrels).............     N/A      N/A    11.1    N/A    N/A
  Weighted average price per barrel......     N/A      N/A  $11.76    N/A    N/A
  Contract amount........................  $ (0.4) $  (0.4) $130.2    N/A    N/A
Futures contracts--buy:
  Contract volumes (MMBTU)...............     N/A      N/A    1.95    N/A    N/A
  Weighted average price per MMBTU.......     N/A      N/A  $ 1.94    N/A    N/A
  Contract amount........................  $ (0.3) $  (0.3) $  3.8    N/A    N/A

Item 8. Financial Statements and Supplementary Data

                   Report of Independent Public Accountants

To the Board of Directors and Stockholders of Ultramar Diamond Shamrock Corporation:

We have audited the accompanying consolidated balance sheets of Ultramar Diamond Shamrock Corporation (a Delaware corporation) and subsidiaries (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultramar Diamond Shamrock Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                        /s/ Arthur Andersen LLP
San Antonio, Texas
February 19, 1999

                        Report of Independent Auditors

Board of Directors and Stockholders
Ultramar Diamond Shamrock Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) of Ultramar Diamond Shamrock Corporation (formerly Ultramar Corporation) for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated statements of operations, stockholders' equity and cash flows of the Diamond Shamrock operations for the year ended December 31, 1996, which financial statements reflect total revenues constituting 49% of the related consolidated totals. Those financial statements were audited by PricewaterhouseCoopers LLP whose report has been furnished to us, and our opinion, insofar as it relates to data included for the Diamond Shamrock operations, is based solely on the report of PricewaterhouseCoopers LLP.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the report of PricewaterhouseCoopers LLP provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of PricewaterhouseCoopers LLP, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ultramar Diamond Shamrock Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                          /s/ Ernst & Young LLP

San Antonio, Texas
February 7, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ultramar Diamond Shamrock Corporation:

In our opinion, the consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of the Diamond Shamrock operations of Ultramar Diamond Shamrock Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Ultramar Diamond Shamrock Corporation's management; our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for the opinion expressed above.

                                                 /s/ Pricewaterhousecoopers LLP

Houston, Texas
February 7, 1997

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                              (in millions,
                                                              except share
                                                                  data)
                          Assets
Current assets:
  Cash and cash equivalents................................ $  176.1  $   92.0
  Accounts and notes receivable, less allowances for
   uncollectible accounts of $14.3 million in 1998 and
   $16.2 million in 1997...................................    562.7     673.9
  Inventories..............................................    635.6     741.0
  Prepaid expenses and other current assets................     33.0      53.1
  Deferred income taxes....................................     98.4      50.8
                                                            --------  --------
    Total current assets...................................  1,505.8   1,610.8
                                                            --------  --------
Property, plant and equipment..............................  4,423.2   4,631.9
Less accumulated depreciation and amortization............. (1,162.0) (1,080.7)
                                                            --------  --------
  Property, plant and equipment, net.......................  3,261.2   3,551.2
Other assets, net..........................................    548.0     432.7
                                                            --------  --------
    Total assets........................................... $5,315.0  $5,594.7
                                                            ========  ========
           Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable and current portion of long-term debt...... $    5.8  $    6.5
  Accounts payable.........................................    366.0     661.7
  Accrued liabilities......................................    402.4     331.9
  Taxes other than income taxes............................    343.0     237.2
  Income taxes payable.....................................     28.9      13.4
                                                            --------  --------
    Total current liabilities..............................  1,146.1   1,250.7
Long-term debt, less current portion.......................  1,926.2   1,866.4
Other long-term liabilities................................    453.7     403.5
Deferred income taxes......................................    205.0     187.5
Commitments and contingencies
Company obligated preferred stock of subsidiary............    200.0     200.0

Stockholders' equity:
  5% Cumulative Convertible Preferred Stock, par value
   $0.01 per share:
  25,000,000 shares authorized; no shares and 1,724,400
   shares issued and outstanding as of December 31, 1998
   and 1997................................................      --        --
  Common Stock, par value $0.01 per share:
  250,000,000 shares authorized; 86,558,000 and 86,663,000
   shares issued and outstanding as of December 31, 1998
   and 1997................................................      0.9       0.9
  Additional paid-in capital...............................  1,512.7   1,534.9
  Treasury stock...........................................   (100.1)    (30.1)
  Retained earnings........................................     82.5     259.1
  Accumulated other comprehensive loss.....................   (112.0)    (78.2)
                                                            --------  --------
    Total stockholders' equity.............................  1,384.0   1,686.6
                                                            --------  --------
    Total liabilities and stockholders' equity............. $5,315.0  $5,594.7
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Years Ended December 31,
                                     ----------------------------------------
                                         1998          1997          1996
                                     ------------  ------------  ------------
                                      (in millions, except per share data)
Sales and other revenues (including
 excise taxes)...................... $   11,134.6  $   10,882.4  $   10,208.4
                                     ------------  ------------  ------------
Operating costs and expenses:
  Cost of products sold.............      6,302.9       6,817.5       6,550.0
  Operating expenses................      1,145.5         887.2         928.1
  Selling, general and
   administrative expenses..........        332.6         317.3         302.0
  Taxes other than income taxes.....      2,898.6       2,275.9       2,101.1
  Depreciation and amortization.....        237.4         200.1         179.9
  Restructuring and other charges...        154.8           --            --
  Merger and integration costs......          --            --           77.4
                                     ------------  ------------  ------------
    Total operating costs and
     expenses.......................     11,071.8      10,498.0      10,138.5
                                     ------------  ------------  ------------
Operating income....................         62.8         384.4          69.9
  Interest income...................          9.7          11.5          18.4
  Interest expense..................       (143.5)       (131.7)       (128.5)
  Gain on sale of property, plant
   and equipment....................          7.0          11.0           --
                                     ------------  ------------  ------------
Income (loss) before income taxes,
 extraordinary loss, and dividends
 of subsidiary......................        (64.0)        275.2         (40.2)
  Provision (benefit) for income
   taxes............................          3.8         110.2          (4.3)
  Dividends on preferred stock of
   subsidiary.......................         10.3           5.4           --
                                     ------------  ------------  ------------
Income (loss) before extraordinary
 loss...............................        (78.1)        159.6         (35.9)
  Extraordinary loss on debt
   extinguishment...................          --           (4.8)          --
                                     ------------  ------------  ------------
Net income (loss)................... $      (78.1) $      154.8  $      (35.9)
                                     ============  ============  ============
Basic income (loss) per share:
  Income (loss) before extraordinary
   loss............................. $      (0.89) $       1.99  $      (0.54)
  Extraordinary loss on debt
   extinguishment...................          --          (0.06)          --
                                     ------------  ------------  ------------
  Net income (loss)................. $      (0.89) $       1.93  $      (0.54)
                                     ============  ============  ============
Diluted income (loss) per share:
  Income (loss) before extraordinary
   loss............................. $      (0.89) $       1.94  $      (0.54)
  Extraordinary loss on debt
   extinguishment...................          --          (0.06)          --
                                     ------------  ------------  ------------
  Net income (loss)................. $      (0.89) $       1.88  $      (0.54)
                                     ============  ============  ============
Weighted average number of shares:
  Basic.............................       88.555        78.120        74.427
  Diluted...........................       88.555        82.424        74.427

          See accompanying notes to consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996
                                 (in millions)

                                           Treasury            Accumulated
                                Additional  Stock,                Other         Total
                         Common  Paid-in   ESOP and  Retained Comprehensive Stockholders'
                         Stock   Capital    Other    Earnings     Loss         Equity
                         ------ ---------- --------  -------- ------------- -------------
Balance at January 1,
 1996...................  $0.7   $1,117.8  $ (37.5)   $302.7     $ (55.7)     $1,328.0
Issuance of Common
 Stock..................   --        16.4      1.2      (3.1)        --           14.5
Payment of ESOP note....   --         --       4.2       --          --            4.2
Net loss................   --         --       --      (35.9)        --          (35.9)
Cash dividends..........   --         --       --      (69.8)        --          (69.8)
Other, net..............   --         2.8     (0.1)     (0.2)       (2.6)         (0.1)
                          ----   --------  -------    ------     -------      --------
Balance at December 31,
 1996...................   0.7    1,137.0    (32.2)    193.7       (58.3)      1,240.9
Issuance of Common
 Stock..................   0.1        6.7     (0.7)      --          --            6.1
Termination of ESOP.....   --         --       2.8       --          --            2.8
Net income..............   --         --       --      154.8         --          154.8
Cash dividends..........   --         --       --      (89.8)        --          (89.8)
Acquisition of Total....   0.1      391.2      --        --          --          391.3
Other, net..............   --         --       --        0.4       (19.9)        (19.5)
                          ----   --------  -------    ------     -------      --------
Balance at December 31,
 1997...................   0.9    1,534.9    (30.1)    259.1       (78.2)      1,686.6
Issuance of Common
 Stock..................   --         8.0     (0.1)      --          --            7.9
Conversion of Preferred
 Stock..................   --       (30.2)    30.2       --          --            --
Shares purchased under
 Common Stock buyback
 program................   --         --    (100.0)      --          --         (100.0)
Net loss................   --         --       --      (78.1)        --          (78.1)
Cash dividends..........   --         --       --      (98.5)        --          (98.5)
Other, net..............   --         --      (0.1)      --        (33.8)        (33.9)
                          ----   --------  -------    ------     -------      --------
Balance at December 31,
 1998...................  $0.9   $1,512.7  $(100.1)   $ 82.5     $(112.0)     $1,384.0
                          ====   ========  =======    ======     =======      ========

As of December 31, 1997 and 1996, the Company had issued and outstanding 1,724,400 shares and 1,725,000 shares, respectively, of 5% Cumulative Convertible Preferred Stock with a par value of less than $100,000.

          See accompanying notes to consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (in millions)
Cash Flows from Operating Activities:
Net income (loss)...............................  $  (78.1) $  154.8  $  (35.9)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization.................     237.4     200.1     179.9
  Provision for losses on receivables...........      12.7      14.9      13.6
  Restructuring charges--write-down of property,
   plant and equipment and goodwill.............      82.1       --        --
  Equity income from Diamond-Koch joint
   venture......................................      (3.5)      --        --
  Loss (gain) on sale of property, plant and
   equipment....................................      (2.0)    (11.4)      0.2
  Deferred income tax provision (benefit).......      (9.0)    104.8     (45.7)
  Other, net....................................       4.4       3.4       1.0
  Changes in operating assets and liabilities,
   net of acquisition:
    Decrease (increase) in accounts and notes
     receivable.................................      82.1      25.6    (119.9)
    Decrease in inventories.....................      89.1      46.5      31.7
    Increase (decrease) in accounts payable and
     other current liabilities..................     (81.7)   (221.5)    213.9
    Increase (decrease) in other long-term
     liabilities................................      (0.4)    (57.0)     20.0
    Other, net..................................      13.9     (25.0)     34.8
                                                  --------  --------  --------
      Net cash provided by operating
       activities...............................     347.0     235.2     293.6
                                                  --------  --------  --------
Cash Flows from Investing Activities:
  Capital expenditures..........................    (171.1)   (247.1)   (315.2)
  Acquisition of Total, net of cash acquired....       --     (402.4)      --
  Acquisition of retail operations..............       --      (20.8)    (27.9)
  Deferred refinery maintenance turnaround
   costs........................................     (37.8)    (25.6)    (11.5)
  Expenditures for investments..................       --      (11.9)     (5.2)
  Proceeds from sales of property, plant and
   equipment....................................      81.8      93.8      51.6
                                                  --------  --------  --------
      Net cash used in investing activities.....    (127.1)   (614.0)   (308.2)
                                                  --------  --------  --------
Cash Flows from Financing Activities:
  Net change in commercial paper and short-term
   borrowings...................................      96.6    (189.2)      --
  Proceeds from long-term debt borrowings.......       --      415.9     578.9
  Repayment of long-term debt...................     (37.5)    (68.3)   (490.5)
  Proceeds from issuance of Common Stock........       7.3       5.5      14.0
  Issuance of Company obligated preferred stock
   of subsidiary................................       --      200.0       --
  Shares purchased under Common Stock buyback
   program......................................    (100.0)      --        --
  Payment of cash dividends.....................     (98.5)    (89.8)    (69.8)
  Other, net....................................       --       (2.2)      5.2
                                                  --------  --------  --------
      Net cash provided by (used in) financing
       activities...............................    (132.1)    271.9      37.8
Effect of exchange rate changes on cash.........      (3.7)      1.0      (0.8)
                                                  --------  --------  --------
Net Increase (Decrease) in Cash and Cash
 Equivalents....................................      84.1    (105.9)     22.4
Cash and Cash Equivalents at Beginning of Year..      92.0     197.9     175.5
                                                  --------  --------  --------
Cash and Cash Equivalents at End of Year........  $  176.1  $   92.0  $  197.9
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                      Years Ended December 31,
                                                      --------------------------
                                                        1998     1997    1996
                                                      --------  ----------------
                                                           (in millions)
Net income (loss).................................... $  (78.1) $ 154.8 $ (35.9)
Other comprehensive loss--
  Foreign currency translation adjustment............     33.8     19.9     2.6
                                                      --------  ------- -------
Comprehensive income (loss).......................... $ (111.9) $ 134.9 $ (38.5)
                                                      ========  ======= =======



          See accompanying notes to consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998, 1997 and 1996

NOTE 1: Summary of Significant Accounting Policies

Basis of Presentation: Ultramar Diamond Shamrock Corporation (the Company or UDS, formerly Ultramar Corporation or Ultramar) was incorporated in the state of Delaware in 1992 and is a leading independent refiner and marketer of refined products and convenience store merchandise in the central and southwest regions of the United States and the northeast United States and eastern Canada. The Company owns and operates seven refineries located in Texas, California, Michigan, Oklahoma, Colorado and Quebec, Canada and, markets its products through 2,612 Company-operated convenience stores, 3,347 dealer-operated wholesale outlets and 82 unattended cardlock stations. In the Northeast, the Company sells, on a retail basis, home heating oil to approximately 236,000 households.

Effective December 3, 1996, Diamond Shamrock, Inc. was merged into Ultramar in a transaction accounted for as a pooling-of-interests (see note 3). In connection with the Merger, Ultramar changed its name to Ultramar Diamond Shamrock Corporation.

On September 25, 1997, the Company completed its acquisition of Total Petroleum (North America) Ltd. (Total). The purchase price included the issuance of shares of Company Common Stock and the assumption of Total's outstanding debt. The acquisition was accounted for using the purchase method and, accordingly, operating results of Total subsequent to the date of acquisition have been included in the consolidated statements of operations. Total, an independent refiner and retail marketer, operated three refineries in Michigan, Oklahoma and Colorado, and marketed its products in the central region of the United States through company-owned convenience stores and wholesale outlets (see note 2).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and partnerships in which a controlling interest is held. Investments in 50% or less owned companies and joint ventures are accounted for using the equity method of accounting. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to restructurings, litigation, environmental liabilities, and pensions, based on currently available information. Changes in facts and circumstances may result in revised estimates.

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

Property, Plant and Equipment: Additions to property, plant and equipment including capitalized interest are recorded at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the related assets. Assets recorded under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the useful life of the related asset.

Goodwill: The excess of cost (purchase price) over the fair value of net assets of businesses acquired (goodwill) is being amortized using the straight-line method over periods ranging from 10 to 30 years.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Impairment: Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. The amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.

Refinery Maintenance Turnaround Costs: Refinery maintenance turnaround costs are deferred when incurred and amortized over the period of time estimated to lapse until the next turnaround occurs which is typically three years.

Environmental Remediation Costs: Environmental remediation costs are expensed if they relate to an existing condition caused by past operations and do not contribute to future revenue generation. Liabilities are accrued when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Accrued liabilities are not discounted to present value.

Excise Taxes: Federal excise and State motor fuel taxes collected on the sale of products and remitted to governmental agencies are included in sales and other revenues and in taxes other than income taxes. For the year ended December 31, 1998, 1997 and 1996, excise taxes were $2,788.0 million, $1,998.9 million and $1,792.9 million, respectively.

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

Foreign Currency Translation: The functional currency of the Company's Canadian operations is the Canadian dollar. The translation into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the year. Adjustments resulting from such translation are reported in other comprehensive income (loss).

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

Income (Loss) Per Share: In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in APB No. 15, "Earnings Per Share," and makes them more comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the statement of operations. The Company adopted SFAS No. 128 as of December 31, 1997, and has restated all prior-period income
(loss) per share data.

The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share is based on the weighted average number of common

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
shares outstanding during the year and, to the extent dilutive, common stock equivalents consisting of stock options, stock awards subject to restrictions, stock appreciation rights and convertible preferred stock. Basic income (loss) per share is adjusted for dividend requirements on preferred stock.

Derivative Instruments: Interest rate swap agreements are used by the Company to manage liquidity and interest rate exposures. The differentials paid or received on interest rate swap agreements are recognized currently as an adjustment to interest expense.

The Company uses commodity futures contracts to manage its exposure to crude oil and refined product price volatility. The contracts are marked to market value and gains and losses are recognized currently in cost of products sold as a component of the related crude oil and refined product purchases.

The Company uses commodity price swaps to manage its exposure to price volatility related to future planned purchases of crude oil and refined products. Commodity price swaps designated as hedges are not recorded until the resulting purchases occur; however, losses are recognized when prices are not expected to recover. The losses are recognized currently in cost of products sold.

The Company periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables and are recognized currently in income.

Comprehensive Income (Loss): Effective March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Separate consolidated statements of comprehensive income
(loss) are now included in the accompanying consolidated financial statements. Certain amounts from prior periods have been reclassified to conform with the new requirements of SFAS No. 130. The Company includes foreign currency translation adjustments in other comprehensive income (loss).

Segment Disclosures: Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established new standards for reporting information about operating segments in annual financial statements and selected information about operating segments in interim financial statements issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Company has redefined its segments as "Refining," "Retail" and "Petrochemical/NGL." Accordingly, the segment disclosure in note 18 related to prior periods has been reclassified to conform with the Company's new segments.

Pensions and Other Postretirement Benefits Disclosures: Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pension plans and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets and eliminates certain disclosures in existing standards. Certain amounts from prior periods have been reclassified to conform with the new requirements of SFAS No. 132 and additional information for prior periods has been added.

Computer Software Costs: In March 1998, the American Institute of Certified Public Accountants (AICPA) released Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires capitalization of all external direct costs of material and services, payroll costs for employees directly associated with internal use software projects, and interest costs incurred during development.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Effective March 1998, the Company began capitalizing purchased software costs, and the direct costs, both external and internal, associated with internally developed software. The internal costs are limited to capitalized interest and payroll costs of employees involved in the development. During 1998, the Company capitalized $3.8 million of external and internal software costs, primarily related to the Company's new stand-alone enterprise-wide IT system being developed. Amortization is provided using the straight-line method over the estimated useful life of the related software, generally three to seven years.

Reclassifications: Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

NOTE 2: Acquisition of Total

On September 25, 1997, the Company completed its acquisition of Total for a purchase price of $851.8 million. The Company issued 12,672,213 shares of Company Common Stock, valued at $30.875 per share, and assumed approximately $460.5 million of debt. To finance the immediate pay-off of the assumed debt, the Company obtained a $150.0 million bridge loan, borrowed funds under uncommitted bank credit lines and issued commercial paper. The $150.0 million bridge loan had an interest rate equal to 5.92% and was refinanced on October 14, 1997 (see note 9).

The acquisition was accounted for using the purchase method. The purchase price was allocated based on an estimate of the fair values of the individual assets and liabilities at the date of acquisition. As additional facts became known, it was determined that in the original purchase price allocation, environmental receivables were overstated, environmental liabilities were understated, and pension and other assets were understated. As a result, the purchase price was reallocated on September 24, 1998 as follows:

                                                           Final     Initial
                                                         Allocation Allocation
                                                         ---------- ----------
                                                             (in millions)
   Working capital......................................   $ 29.8     $ 36.1
   Property, plant and equipment........................    839.6      842.6
   Excess of cost over fair value of net assets of
    purchased business..................................    123.5       76.5
   Liabilities assumed and other, net (includes $18.0
    million of severance liabilities)...................   (141.1)    (103.4)
                                                           ------     ------
   Total purchase price.................................   $851.8     $851.8
                                                           ======     ======

The excess of purchase price over the fair value of net assets acquired is being amortized as goodwill on a straight-line basis over 20 years.

The following unaudited pro forma information presents summary consolidated statements of operations of the Company and Total as if the acquisition had occurred as of January 1, 1997 and 1996. The pro forma amounts include certain adjustments such as amortization of goodwill, changes to operating costs to account for refinery maintenance turnaround costs under the deferral method, and other adjustments, together with related income tax effects.

                                              Years Ended December 31,
                                        -------------------------------------
                                               1997               1996
                                        ------------------ ------------------
                                        (in millions, except per share data)
   Sales and other revenues............ $         13,179.7 $         13,541.8
   Income (loss) before extraordinary
    loss...............................              163.9              (37.3)
   Net income (loss)...................              159.1              (37.3)
   Net income (loss) applicable to
    Common Shares......................              154.8              (41.6)
   Net income (loss) per share:
     Basic............................. $             1.77 $            (0.48)
     Diluted...........................               1.74              (0.48)

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

These unaudited pro forma results have been prepared for comparative purposes only. They do not include the cost reductions or operating synergies which have resulted from the acquisition and therefore are not indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they indicative of future operating results.

NOTE 3: Merger of Ultramar and Diamond Shamrock

On December 3, 1996, Diamond Shamrock merged into Ultramar. In connection with the Merger, the Company issued 29,876,507 shares of its Common Stock and 1,725,000 shares of its newly created 5% Cumulative Convertible Preferred Stock in exchange for all the outstanding common stock and 5% cumulative convertible preferred stock of Diamond Shamrock. The shareholders of Diamond Shamrock received 1.02 shares of UDS Common Stock for each share of Diamond Shamrock common stock and one share of UDS 5% Cumulative Convertible Preferred Stock for each share of Diamond Shamrock 5% cumulative convertible preferred stock. The Merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the Merger to include the results of operations, financial position and cash flows of Ultramar and Diamond Shamrock. In addition, all share amounts, stock option data and per share amounts were adjusted to give effect to the above exchange of UDS stock for Diamond Shamrock stock.

The following table presents the separate Ultramar and Diamond Shamrock amounts for the year ended December 31, 1996 (in millions, except per share data).

   Sales and other revenues:
     Ultramar....................................................... $ 3,421.8
     Diamond Shamrock...............................................   4,993.7
     Reclassifications..............................................   1,792.9
                                                                     ---------
                                                                     $10,208.4
                                                                     =========
   Net income (loss):
     Ultramar....................................................... $    48.2
     Diamond Shamrock...............................................     (31.1)
     Merger and transaction costs, net of income tax benefit........     (53.0)
                                                                     ---------
                                                                     $   (35.9)
                                                                     =========
   Dividends per share:
     Ultramar Common Stock.......................................... $    1.10
     Diamond Shamrock common stock..................................      0.56
     Diamond Shamrock preferred stock...............................      2.50

In combining the financial information, certain reclassifications of historical financial data have been made to conform the accounting policies of the two companies.

In connection with the Merger, the Company recorded merger and integration expenses of $77.4 million during the fourth quarter of 1996. Merger expenses of $13.1 million consisted principally of financial and legal fees and registration costs. Integration expenses of $64.3 million included costs to combine the two operations, including expenses associated with a workforce reduction of approximately 200 employees, the termination of certain agreements, the writedown of certain facilities and equipment and other expenses. During 1998, the Company paid $10.2 million against the December 31, 1997 integration expense accrual of $13.5 million for lease payments and payments on other agreements. Integration expenses accrued at December 31, 1998 totaled $3.3 million of which $2.4 million is expected to be paid out for lease obligations and $0.9 million to settle a legal claim.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTE 4: Restructuring and Other Charges

The continuing consolidation in the refining and marketing industry has changed the retail product pricing environment resulting in lower retail marketing margins over the past several years. New store construction by competitors in the Company's markets and customer demand for larger stores with fast food items has caused a number of the Company's existing stores to decline in profitability. In light of these competitive conditions, in June 1998, the Company adopted a three-year restructuring plan to reduce its retail cost structure by eliminating 341 positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores.

The restructuring charge included a $34.3 million write-down of property, plant and equipment and a $37.1 million write-down of goodwill related to the convenience store assets, whose carrying values prior to the write-down were $51.8 million and $44.9 million, respectively. Fair value for the impaired convenience store assets was based on present values of expected future cash flows at the store level, as well as information about sales and purchases of similar properties in the same geographic areas. The carrying value of the impaired convenience stores as of December 31, 1998 was $24.6 million and the estimated salvage value was $23.4 million. The Company intends to operate the convenience stores until they are closed and management decides the best sales alternative.

The competitive conditions applicable to the Company's pipeline and terminal operations have also resulted in the restructuring of certain pipeline and terminal facilities and support infrastructure. Accordingly, the Company recorded a $10.7 million impairment charge to reduce the carrying value ($19.3 million prior to the write-down) of certain pipelines and terminals to their estimated realizable values based on sales of similar facilities and estimated salvage values. The estimated salvage value of the pipelines and terminals was $8.0 million. The Company intends to operate these pipelines and terminals until they are sold. The infrastructure reorganization resulted in the elimination of 125 positions.

The total restructuring charge of $131.6 million included $82.1 million of impairment write-downs mentioned above, $15.5 million of severance and related benefit costs for the eliminated positions, $14.1 million for lease buyout costs, $16.7 million for fuel system removal costs and $3.2 million for cancellation of the frequent fueler stamp programs and other costs. Changes in accrued restructuring costs from June 30, 1998 through December 31, 1998 were as follows:

                                        Balance at               Balance at
                                       June 30, 1998 Payments December 31, 1998
                                       ------------- -------- -----------------
                                                    (in millions)
   Severance and related costs........     $15.5      $ 8.5         $ 7.0
   Lease buyout costs.................      14.1        0.1          14.0
   Fuel system removal costs..........      16.7        0.6          16.1
   Other costs........................       3.2        3.2           --
                                           -----      -----         -----
                                           $49.5      $12.4         $37.1
                                           =====      =====         =====

During the six month period ended December 31, 1998, 65 convenience stores were sold or closed. In addition, 158 retail employees and 42 pipeline and terminal employees were terminated. The Company anticipates that substantially all severance and related costs will be paid during 1999. Funding of the accrued lease buyout costs and fuel system removal costs are expected to occur over the next two and one-half years as the Company negotiates lease buyouts, or closes the stores and sells the stores to third parties. Operating income before retail overhead expense allocations and restructuring charges for the 316 convenience stores for the year ended December 31, 1998 was $4.5 million, including the results for the sold stores through the date of sale.

Also, in June 1998, the Company and Petro-Canada terminated discussions relating to the formation of a refining and retail marketing joint venture involving the Company's Canadian and northeastern United States operations.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The Competition Bureau of Canada advised management of both companies that the joint venture raised serious concerns under the competition laws of Canada. In light of these concerns and the potentially lengthy review process, the project was terminated. Included in restructuring and other charges for the year ended December 31, 1998 is $11.2 million of costs associated with the joint venture project including $2.5 million to writeoff costs for a coker development project that will not be pursued at the present time.

In December 1998, the Company finalized plans to eliminate approximately 300 non-essential jobs, programs and expenses and to implement new initiatives designed to further reduce capital employed and improve earnings. As a result of these changes, the Company recognized a $12.0 million charge as of December 31, 1998 for severance costs associated with terminated employees which is included in restructuring and other charges. The Company expects to pay approximately $7.0 million in severance benefits to terminated employees during the first quarter of 1999. The balance of the $12.0 million severance accrual will be paid during the remaining nine months of 1999.

NOTE 5: Accounts and Notes Receivable

Accounts and notes receivable consisted of the following:

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
                                                                 (in millions)
   Accounts receivable.......................................... $552.8  $654.2
   Notes receivable.............................................    8.2     9.7
                                                                 ------  ------
     Total......................................................  561.0   663.9
   Allowance for uncollectible accounts.........................  (14.3)  (16.2)
   Other........................................................   16.0    26.2
                                                                 ------  ------
     Accounts and notes receivable, net......................... $562.7  $673.9
                                                                 ======  ======

The changes in allowance for uncollectible accounts consisted of the following:

                                                               Years Ended
                                                              December 31,
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
                                                              (in millions)
   Balance at beginning of year............................ $16.2  $15.4  $13.7
   Provision charged to expense............................  12.7   17.3   13.5
   Accounts written off, net of recoveries................. (14.6) (16.5) (11.8)
                                                            -----  -----  -----
   Balance at end of year.................................. $14.3  $16.2  $15.4
                                                            =====  =====  =====

NOTE 6: Inventories

Inventories consisted of the following:

                                                                 December 31,
                                                                 -------------
                                                                  1998   1997
                                                                 ------ ------
                                                                 (in millions)
   Crude oil and other feedstocks............................... $283.9 $342.7
   Refined and other finished products and convenience store
    items.......................................................  296.9  340.5
   Materials and supplies.......................................   54.8   57.8
                                                                 ------ ------
     Total inventories.......................................... $635.6 $741.0
                                                                 ====== ======

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

During 1998 and 1997, the Company recorded a $133.4 million and an $11.1 million, respectively, non-cash reduction in the carrying value of crude oil and refined product inventories to reduce such inventories to market value which was lower than LIFO cost. At December 31, 1998, the LIFO value of the Company's crude oil and refined product inventories was based on an average cost of $20.97 per barrel. However the average market price was $16.95 per barrel; therefore requiring the non-cash reduction to inventories.

NOTE 7: Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following:

                                                            December 31,
                                             Estimated   --------------------
                                            Useful Lives   1998       1997
                                            ------------ ---------  ---------
                                                            (in millions)
   Refining................................ 15--30 years $ 3,186.7  $ 3,155.0
   Retail..................................  5--30 years   1,165.9    1,213.0
   Petrochemical/NGL.......................  5--25 years       9.8      208.5
   Other...................................  3--10 years      60.8       55.4
                                                         ---------  ---------
     Total.................................                4,423.2    4,631.9
   Accumulated depreciation and
    amortization...........................               (1,162.0)  (1,080.7)
                                                         ---------  ---------
     Property, plant and equipment, net....              $ 3,261.2  $ 3,551.2
                                                         =========  =========

The Company's investment in Petrochemical/NGL property, plant and equipment was reduced September 1, 1998 in connection with the formation of Diamond Koch L.L.C. (see note 8).

In March 1998, the Company recognized a pre-tax gain of $7.0 million resulting from the sale of a 25% interest in the McKee to El Paso pipeline and El Paso terminal to Phillips Petroleum Company. During 1997, the Company recognized a pre-tax gain of $11.0 million resulting from the sale of an office building in San Antonio, Texas, which was originally purchased to serve as the Company's corporate headquarters.

Capitalized interest costs included in property, plant and equipment were $2.6 million, $2.8 million and $8.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 8: Other Assets

Other assets consisted of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
                                                                  (in millions)
   Goodwill and other intangibles, net of accumulated
    amortization of $53.3 million in 1998 and $37.1 million in
    1997......................................................... $259.1 $265.9
   Non-current notes receivable, net of allowances of $0.9
    million in 1998 and $1.0 million in 1997.....................   27.8   31.9
   Refinery maintenance turnaround costs, net of accumulated
    amortization of $27.4 million in 1998 and $36.5 million in
    1997.........................................................   48.6   31.5
   Equity investment in Diamond-Koch.............................  114.2    --
   Other non-current assets......................................   98.3  103.4
                                                                  ------ ------
   Other assets, net............................................. $548.0 $432.7
                                                                  ====== ======

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

On September 1, 1998, the Company and Koch Hydrocarbon Company, a division of Koch Industries, Inc. and Koch Pipeline Company, L.P., an affiliate of Koch Industries, Inc. (Koch), finalized the formation of Diamond-Koch L.L.C. and three related partnerships (collectively, Diamond-Koch), a 50-50 joint venture primarily related to each entity's Mont Belvieu petrochemical assets. Koch contributed its interest in its Mont Belvieu natural gas liquids fractionator facility and certain of its pipeline and supply systems. The Company contributed its interests in its propane/propylene splitters and related distribution pipeline and terminal and its interest in its Mont Belvieu hydrocarbon storage facilities. Effective with the formation on September 1, 1998, the Company transferred the carrying value of the various net assets contributed of $110.7 million to its investment in Diamond-Koch, which is accounted for using the equity method.

During 1998, the Company recognized equity income of $3.5 million from Diamond-Koch. In addition, in September 1998, the Company received $27.0 million from Diamond-Koch for reimbursement of the cost to construct the third propane/propylene splitter which was completed in August 1998 and transferred to Diamond-Koch in September 1998.

NOTE 9: Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

                                                               December 31,
                                                             ------------------
                                                    Maturity   1998      1997
                                                    -------- --------  --------
                                                               (in millions)
   8.25% Notes ....................................   1999   $  175.0  $  175.0
   8.625% Guaranteed Notes.........................   2002      274.6     274.4
   Medium-term Notes:
     8.0%..........................................   2005      149.8     149.8
     9.375%........................................   2001       75.0      75.0
     8.5% (average rate)...........................   2003       24.0      24.0
     7.4% (average rate)...........................   2005       46.0      46.0
   Debentures:
     7.65%.........................................   2026      100.0     100.0
     7.25% Non-callable............................   2010       25.0      25.0
     8.75% Non-callable............................   2015       75.0      75.0
     8.00%.........................................   2023      100.0     100.0
   Total Senior Notes:
     7.20%.........................................   2017      200.0     200.0
     6.75%.........................................   2037      100.0     100.0
     7.45%.........................................   2097      100.0     100.0
   Money Market Lines of Credit....................               --       40.0
   Commercial Paper................................             274.8     246.8
   U.S. Bank Facility..............................   2002      100.0       --
   10.75% Senior Notes.............................   1999       30.0      60.0
   9.50% Mortgages.................................   2003       37.0      41.5
   Other........................................... Various      45.8      40.4
                                                             --------  --------
     Total debt....................................           1,932.0   1,872.9
   Less current portion............................              (5.8)     (6.5)
                                                             --------  --------
     Long-term debt, less current portion..........          $1,926.2  $1,866.4
                                                             ========  ========

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Generally, the Company's outstanding debt is unsecured with interest payable semi-annually. The 10.75% Senior Notes require annual installment payments of $30.0 million through April 1999. Mortgages are recorded at their net present value and are secured by retail properties owned by the Company.

In 1992, Ultramar Credit Corporation (UCC), a financing subsidiary, issued the 8.625% Guaranteed Notes in a public offering and such notes are guaranteed by the Company.

On October 14, 1997, the Company completed a public offering of $400.0 million of senior notes (the Total Senior Notes) to refinance most of the debt incurred to finance the acquisition of Total. The 2017 Notes and the 2097 Notes may be redeemed at any time at the option of the Company, in whole or in part, at a redemption price equal to the greater of: (a) 100% of the principal amount, or (b) the sum of the present value of outstanding principal and interest thereon, discounted at the U.S. Treasury Yield plus 20 basis points, together with accrued interest, if any, to the date of redemption. The 2037 Notes may be redeemed, in whole or in part, by the holders on October 15, 2009, at a redemption price equal to 100% of the principal plus accrued interest. After October 15, 2009, the 2037 Notes are redeemable at the option of the Company in the same manner as the 2017 Notes and 2097 Notes.

As of December 31, 1998, the Company had available money market lines of credit with numerous financial institutions which provide the Company with additional uncommitted capacity of $460.0 million and Cdn. $235.0 million. Borrowings under the money market lines are typically short-term and bear interest at prevailing market rates as established by the financial institutions. At December 31, 1998, there were no outstanding borrowings under these money market lines. At December 31, 1997, there were outstanding borrowings of $40.0 million with a weighted average interest rate of 6.12%.

As of December 31, 1998, the Company's committed bank facilities consisted of:

  . a U.S. facility under which the Company may borrow and obtain letters of credit in an aggregate amount of $700.0 million (the U.S. Bank Facility), and

  . a Canadian facility under which the Company's Canadian subsidiary, Canadian Ultramar Company (CUC), may borrow, issue bankers' acceptances and obtain letters of credit in an aggregate amount of Cdn. $200.0 million (the Canadian Bank Facility and together with the U.S. Bank Facility, the Revolving Credit Facilities).

The Company must pay annual fees of 11 basis points on the total used and unused portion of the Revolving Credit Facilities. The interest rate under the Revolving Credit Facilities is floating based upon the prime rate, the London interbank offered rate or other floating interest rates, at the option of the Company. Amounts outstanding under the Revolving Credit Facilities are due in 2002, upon expiration. The Company also has a $700.0 million commercial paper program supported by the U.S. Bank Facility. Outstanding letters of credit totaled $104.6 million and $116.7 million as of December 31, 1998 and 1997, respectively.

Borrowings under the commercial paper program, money market lines of credit, 8.25% Notes and the 10.75% Senior Notes were classified as long-term based on the Company's ability and intent to refinance these amounts on a long-term basis, using its Revolving Credit Facilities.

In addition to the Revolving Credit Facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The aggregate maturities, after consideration of refinancing, of notes payable and long-term debt as of December 31, 1998 were as follows (in millions):

   1999............................................................... $    5.8
   2000...............................................................     14.8
   2001...............................................................     86.5
   2002...............................................................    875.6
   2003...............................................................     35.0
   Thereafter.........................................................    914.3
                                                                       --------
     Total notes payable and long-term debt........................... $1,932.0
                                                                       ========

The Revolving Credit Facilities and the indentures governing the various Notes contain restrictive covenants relating to the Company and its financial condition, operations and properties. Under these covenants, as amended, the Company and certain of its subsidiaries are required to, among other things, maintain consolidated interest coverage and debt-to-total capital ratios. Although these covenants have the effect of limiting the Company's ability to pay dividends, it is not anticipated that such limitations will affect the Company's present ability to pay dividends. As of December 31, 1998, under the most restrictive of these covenants, as amended, $330.6 million was available for the payment of dividends.

In order to manage interest costs on its outstanding debt, the Company has entered into various types of interest rate swap agreements (see note 17). In December 1997, the Company entered into interest rate swap agreements the effect of which is to modify the interest rate characteristics of a portion of its debt from a fixed to a floating rate. As of December 31, 1998 and 1997, the Company had the following interest rate swap agreements outstanding:

                                                           Year of Maturity
                                                         ----------------------
   Fixed to Floating                                      2002    2005    2023
   -----------------                                     ------  ------  ------
   Notional amount (in millions)........................ $200.0  $150.0  $100.0
   Weighted average rate received.......................   6.24%   6.36%   6.93%

Interest payments totaled $141.7 million, $125.7 million and $122.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 10: Company Obligated Preferred Stock of Subsidiary

On June 25, 1997, UDS Capital I (the Trust) issued $200.0 million of 8.32% Trust Originated Preferred Securities (TOPrS) in an underwritten public offering. Distributions on the TOPrS are cumulative and payable quarterly in arrears, at the annual rate of 8.32% of the liquidation amount of $25.00 per TOPrS.

The TOPrS were issued by the Trust using a partnership, UDS Funding I, L.P. Both entities are wholly-owned by the Company. The Company has guaranteed, on a subordinated basis, the dividend payments due on the TOPrS if and when declared. The proceeds from the issuance of the TOPrS were used to reduce long-term debt of the Company.

NOTE 11: Stockholders' Equity

5% Cumulative Convertible Preferred Stock
The Company's 5% Cumulative Convertible Preferred Stock, originally issued in the Merger, contained a redemption feature that allowed the Company to redeem the preferred stock for Common Stock if the Common

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Stock traded above $33.77 per share for 20 of any 30 consecutive trading days. On February 27, 1998, the trading threshold was reached. On March 18, 1998, all 1,724,400 shares outstanding of preferred stock were redeemed for Common Stock at a conversion rate of 1.9246 shares of Common Stock for each share of preferred stock. A total of 3,318,698 shares of Common Stock were issued. The Company declared and paid dividends of $0.625 per share on its 5% Cumulative Convertible Preferred Stock in each quarter of 1997 and the first quarter of 1998, prior to conversion.

Common Stock Buyback Program
On July 28, 1998, the Board of Directors approved a $100.0 million stock buyback program to purchase shares of Common Stock in the open market. The purchase of Common Stock was funded using available cash flow from operations. The purchased stock will be used to fund future employee benefit obligations of the Company. The buyback program was completed in December 1998 and the Company had purchased 3,740,400 shares of its Common Stock as of December 31, 1998.

Incentive Plans
The Company has adopted several Long-Term Incentive Plans (the LTIPs) which are administered by the Compensation Committee of the Board of Directors (the Committee). Under the terms of the LTIPs, the Committee may grant restricted stock, stock options, stock appreciation rights and performance units to officers and key employees of the Company. The vesting period for awards under the LTIPs are established by the Committee at the time of grant. Restricted shares awarded under the Company's 1992 and 1996 LTIPs generally vest on the third anniversary of the date of grant. Restricted shares granted under the Company's 1987 and 1990 LTIPs vest generally over a four-year period. Stock options may not be granted at less than the fair market value of the Company's Common Stock at the date of grant and may not expire more than ten years from the date of grant. Options granted by Diamond Shamrock prior to the Merger become exercisable 40%, 30% and 30% on the first, second and third anniversaries of the date of grant. Under the terms of Ultramar's 1992 LTIP, upon the occurrence of a change in control, all rights and options become immediately vested and exercisable, and all restricted shares immediately vest. As a result, upon consummation of the Merger, 1,152,920 stock options became vested and exercisable and 24,898 restricted shares vested. At December 31, 1998 and 1997, there were no stock appreciation rights outstanding.

During 1998 and 1997, the Company did not grant any restricted shares or performance units. During 1996, the Company granted 48,106 restricted shares and 2,374,356 performance units. The Company did not recognize compensation expense related to performance units during 1998 and 1997. During 1996, the Company recognized compensation expense of $2.9 million related to the performance units.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Stock option transactions under the various LTIPs are summarized as follows:

                                                                Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
   Outstanding January 1, 1996...................... 3,443,239       $21.86
    Granted......................................... 3,902,675        29.82
    Canceled........................................  (275,255)       26.25
    Exercised.......................................  (707,526)       19.98
                                                     ---------
   Outstanding December 31, 1996.................... 6,363,133        26.76
    Granted.........................................   203,360        31.33
    Additions from Total acquisition................   675,595        33.37
    Canceled........................................  (128,089)       33.54
    Exercised.......................................  (327,720)       21.06
                                                     ---------
   Outstanding December 31, 1997.................... 6,786,279        27.74
    Granted......................................... 1,350,120        28.60
    Canceled........................................  (539,343)       33.38
    Exercised.......................................  (400,457)       24.32
                                                     ---------
   Outstanding December 31, 1998.................... 7,196,599        27.67
                                                     =========

The stock options granted during 1998, 1997 and 1996 vest as follows:

                                                                      Number of
   Vesting Period                                                      Options
   --------------                                                     ---------
   30%, 30%, and 40% on the first, second and third anniversaries.... 3,057,560
   40%, 30%, and 30% on the first, second and third anniversaries....   343,675
   100% on the second anniversary....................................    61,170
   100% in 4 1/2 years from date of grant............................ 1,993,750
                                                                      ---------
                                                                      5,456,155
                                                                      =========

For options issued with a 4 1/2 year vesting period, accelerated vesting will occur if the market price of the Company's Common Stock reaches prescribed levels prior to such time. The above stock options have terms ranging from 5 to 10 years. As of December 31, 1998, there were 1,970,869 options available for future issuance under the LTIPs. Effective December 1, 1998, the Committee eliminated shares available for future issuance from the Total 1990 Stock Incentive Plan, the Ultramar 1992 LTIP and the Diamond Shamrock 1987 LTIP.

As of December 31, 1998, 1997 and 1996, exercisable stock options totaled 3.6 million, 3.1 million and 2.9 million options, respectively, and had weighted average exercise prices of $25.70, $24.29 and $23.04 per option, respectively.

Stock options outstanding and exercisable as of December 31, 1998 were as follows:

                                        Options Outstanding               Options Exercisable
                             ----------------------------------------- --------------------------
                                            Weighted
                                            Average        Weighted                   Weighted
                               Number    Remaining Life    Average       Number       Average
   Range of Exercise Price   Outstanding    In Years    Exercise Price Exercisable Exercise Price
   -----------------------   ----------- -------------- -------------- ----------- --------------
   $15.00--$19.49..........     647,592       3.5           $16.71        647,592      $16.71
   $20.40--$24.88..........     905,014       5.0            23.55        905,014       23.55
   $25.00--$29.90..........   2,255,252       6.7            27.30      1,175,121       28.06
   $30.13--$34.63..........   3,190,524       7.8            30.73        684,139       30.50
   $35.53--$37.66..........     186,614       5.4            36.42        133,813       36.61
   $46.40..................      11,603       1.9            46.40         11,603       46.40
                              ---------                                 ---------
   $15.00--$46.40..........   7,196,599       6.3            27.67      3,557,282       25.70
                              =========                                 =========

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The Company accounts for its stock option plans using the intrinsic value method and, accordingly, has not recognized compensation expense for its stock options granted. Had the Company accounted for stock options granted in 1998, 1997 and 1996 using the fair value method at the date of grant, additional compensation expense would have been recorded and the pro forma effect would have been as follows:

                                             Years Ended December 31,
                                      ---------------------------------------
                                          1998          1997         1996
                                      ------------  ------------ ------------
                                       (in millions, except per share data)
   Pro forma net income (loss)....... $      (84.7) $      145.3 $      (44.2)
   Pro forma net income (loss) per
    share:
     Basic........................... $      (0.96) $       1.86 $      (0.59)
     Diluted.........................        (0.96)         1.76        (0.59)

The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $4.76, $5.23 and $5.83 per option, respectively.

For purposes of the pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods. The fair value for these options was estimated at the respective grant dates using the Black-Scholes option pricing model with the following assumptions:

                                                  Years Ended December 31,
                                             -----------------------------------
                                                1998        1997        1996
                                             ----------- ----------- -----------
   Expected volatility......................     19%-25%     19%-22%     22%-23%
   Expected dividend yield.................. 3.70%-3.90% 3.96%-4.08% 3.34%-3.48%
   Expected life............................     4 years     4 years   4-6 years
   Risk free interest rate.................. 4.04%-5.66% 5.83%-6.40% 5.45%-6.07%

In January 1993, the Committee adopted the Ultramar Corporation Annual Incentive Plan (Ultramar AIP) which provides for cash and restricted common stock awards to officers and key employees of the Company. Annual awards under the Ultramar AIP are generally based on attainment of various performance measures established by the Committee. Restricted shares awarded under the terms of the Ultramar AIP generally vest on the second anniversary of the date of grant. For the year ended December 31, 1996, Ultramar AIP cash awards totaled $8.4 million. Effective December 1, 1998, the Committee eliminated the shares available for future issuance under the Ultramar AIP.

During 1997 and 1998, the Committee adopted the 1997 and 1998 Annual Incentive Plans (AIP) which provide for cash awards based on certain criteria to officers and key employees of the Company. For the years ended December 31, 1998 and 1997, the related AIP expense was $6.5 million and $8.1 million, respectively.

A Performance Incentive Plan (PIP) had been adopted by Diamond Shamrock under which the Committee granted cash awards and restricted stock to eligible employees. In 1997, the PIP was terminated and replaced with the AIP. For the years ended December 31, 1997 and 1996, the Company expensed $13.8 million and $4.3 million, respectively, under this plan.

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

Prior to 1993, Diamond Shamrock loaned the ESOPs $65.8 million to purchase shares of the Company's Common Stock and contributed 82,400 treasury shares of its Common Stock to ESOP I as part of special award

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
and success sharing programs. The Company made contributions to the ESOPs in sufficient amounts, when combined with dividends on the Common Stock, to retire the principal and to pay interest on the loans used to fund the ESOPs. Common Shares were allocated to participants and included in the computation of income per share as the payments of principal and interest were made on the loans. Contributions to the ESOPs that were charged to expense for 1997 and 1996 were $3.5 million and $5.6 million, respectively. Dividend and interest income reduced the amounts charged to expense in 1997 and 1996 by $1.4 million and $1.7 million, respectively.

On November 14, 1997, the Company prepaid $29.6 million of the 8.77% Senior Notes which had been issued to acquire Company Common Stock for the ESOPs. As a result of the termination of the ESOPs, prepayment of the 8.77% Senior Notes was necessary and the Company purchased, as treasury stock, the Common Stock of the Company held by the ESOPs which had not been allocated to participants by November 14, 1997. The ESOPs were terminated as a part of restructuring the benefit plans of the Company pursuant to the Merger. The Company incurred an extraordinary loss of $4.8 million, net of income tax benefit of $3.2 million, as a result of terminating the ESOPs and prepaying the 8.77% Senior Notes.

Under the terms of the Company's Non-Employee Director Equity Plan, non-employee directors of the Company are granted restricted shares on the date elected to the Board equal to at least 50% of the non-employee director's annual retainer. Additional restricted shares are granted to the non-employee director every five years following the initial date of grant. In addition, each non-employee director is granted options for 1,000 shares at each annual meeting of the Company. The options are fully exercisable at the following annual meeting. The options expire ten years from the date of grant. During 1998 and 1997, 10,000 shares were granted annually. As of December 31, 1998, a total of 44,944 shares are available for future issuance under this plan.

In December 1993, the Committee adopted the Ultramar Corporation Stock Purchase Plan and Dividend Reinvestment Plan which allows eligible holders of the Company's Common Stock to use dividends to purchase Company Common Stock and to make optional cash payments to buy additional shares of Common Stock. The Company has reserved a total of 2,000,000 shares of Common Stock for issuance under this plan. As of December 31, 1998, a total of 26,658 shares had been issued under the plan and 1,973,342 shares remain available for future issuance.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTE 12: Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is calculated as net income (loss) less preferred stock dividends divided by the weighted average number of Common Shares outstanding. Diluted net income (loss) per share assumes, when dilutive, issuance of the net incremental shares from stock options and restricted stock, and conversion of the 5% Cumulative Convertible Preferred Shares. The following table reconciles the net income (loss) amounts and share numbers used in the computation of net income (loss) per share.

                                              Years Ended December 31,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                        (in millions, except per share data)
Basic Income (Loss) Per Share:
Weighted average Common Shares
 outstanding (in thousands)..........        88,555        78,120        74,427
                                       ============  ============  ============
Income (loss) before extraordinary
 loss................................  $      (78.1) $      159.6  $      (35.9)
Dividends on 5% Cumulative
 Convertible Preferred Stock.........          (1.1)         (4.3)         (4.3)
                                       ------------  ------------  ------------
Income (loss) applicable to Common
 Shares..............................         (79.2)        155.3         (40.2)
Extraordinary loss on debt
 extinguishment......................           --           (4.8)          --
                                       ------------  ------------  ------------
  Net income (loss) applicable to
   Common Shares.....................  $      (79.2) $      150.5  $      (40.2)
                                       ============  ============  ============
          Per Share Amounts
Income (loss) before extraordinary
 loss................................  $      (0.89) $       1.99  $      (0.54)
Extraordinary loss on debt
 extinguishment......................           --          (0.06)          --
                                       ------------  ------------  ------------
  Net income (loss)..................  $      (0.89) $       1.93  $      (0.54)
                                       ============  ============  ============
Diluted Income (Loss) Per Share:
Weighted average Common Shares
 outstanding (in thousands)..........        88,555        78,120        74,427
Net effect of dilutive stock
 options--based on the treasury stock
 method using the average market
 price...............................           --            985           --
Assumed conversion of 5% Cumulative
 Convertible Preferred Stock.........           --          3,319           --
                                       ------------  ------------  ------------
  Weighted average common equivalent
   shares............................        88,555        82,424        74,427
                                       ============  ============  ============
Income (loss) before extraordinary
 loss................................  $      (78.1) $      159.6  $      (35.9)
Dividends on 5% Cumulative
 Convertible Preferred Stock.........          (1.1)          --           (4.3)
                                       ------------  ------------  ------------
Income (loss) applicable to Common
 Shares..............................         (79.2)        159.6         (40.2)
Extraordinary loss on debt
 extinguishment......................           --           (4.8)          --
                                       ------------  ------------  ------------
  Net income (loss) applicable to
   common equivalent shares..........  $      (79.2) $      154.8  $      (40.2)
                                       ============  ============  ============
          Per Share Amounts
Income (loss) before extraordinary
 loss................................  $      (0.89) $       1.94  $      (0.54)
Extraordinary loss on debt
 extinguishment......................           --          (0.06)          --
                                       ------------  ------------  ------------
  Net income (loss)..................  $      (0.89) $       1.88  $      (0.54)
                                       ============  ============  ============

NOTE 13: Employee Benefit Plans

The Company has several qualified, non-contributory defined benefit plans (the Qualified Plans) covering substantially all of its salaried employees in the United States and Canada, including certain plans subject to collective bargaining agreements. These plans generally provide retirement benefits based on years of service and compensation during specific periods. Senior executives and key employees covered by these plans are also entitled to participate in various unfunded supplemental executive retirement plans which provide retirement

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
benefits based on years of service and compensation, including compensation not permitted to be taken into account under the Qualified Plans (the Supplemental Plans and together with the Qualified Plans, the Pension Plans).

Under the Qualified Plans, the Company's policy is to fund normal cost plus the amortization of the unfunded actuarial liability for costs arising from qualifying service determined under the projected unit credit method. The underlying pension plan assets include cash equivalents, fixed income securities (primarily obligations of the U.S. government) and equity securities.

The following table summarizes the changes in benefit obligation and changes in plan assets for pension benefits for the Pension Plans and other postretirement benefits for the years ended December 31, 1998 and 1997:

                                                                  Other
                                                Pension      Postretirement
                                               Benefits         Benefits
                                             --------------  ----------------
                                              1998    1997    1998     1997
                                             ------  ------  -------  -------
                                                     (in millions)
Change in Benefit Obligation:
Benefit obligation at beginning of year..... $273.3  $102.2  $  84.8  $  62.9
  Service cost..............................   15.5    10.2      1.9      1.8
  Interest cost.............................   21.2    10.4      5.5      4.9
  Plan participant's contributions..........    0.3     --       --       --
  Plan amendments...........................    5.2    19.3      --     (13.3)
  Actuarial loss (gain).....................    9.2    27.3     (3.3)   (10.0)
  Acquisition of Total......................    --    120.6      --      42.2
  Foreign currency exchange rate changes....    --      --      (0.7)    (0.5)
  Benefits paid.............................  (20.6)  (16.7)    (5.6)    (3.2)
                                             ------  ------  -------  -------
Benefit obligation at end of year...........  304.1   273.3     82.6     84.8
                                             ------  ------  -------  -------
Change in Plan Assets:
Fair value of plan assets at beginning of
 year.......................................  234.4    87.2      --       --
  Actual return on plan assets..............   40.6    19.7      --       --
  Acquisition of Total......................    --    131.6      --       --
  Employer contributions....................    5.9    12.6      5.6      3.2
  Plan participant's contributions..........    0.3     --       --       --
  Benefits paid.............................  (20.6)  (16.7)    (5.6)    (3.2)
                                             ------  ------  -------  -------
Fair value of plan assets at end of year....  260.6   234.4      --       --
                                             ------  ------  -------  -------
Funded status at end of year................  (43.5)  (38.9)   (82.6)   (84.8)
  Unrecognized net actuarial loss (gain)....    5.1    16.8    (15.9)   (13.6)
  Unrecognized prior service cost...........   25.2    22.4    (14.6)   (15.8)
  Unrecognized net transition obligation....    0.3     0.4      --       --
                                             ------  ------  -------  -------
Prepaid (accrued) benefit cost.............. $(12.9) $  0.7  $(113.1) $(114.2)
                                             ======  ======  =======  =======
Amounts recognized in the consolidated
 balance sheets:
  Prepaid benefit cost...................... $ 17.8  $ 15.4  $   --   $   --
  Accrued benefit liability.................  (30.7)  (14.7)  (113.1)  (114.2)
                                             ------  ------  -------  -------
Net amount recognized at end of year........ $(12.9) $  0.7  $(113.1) $(114.2)
                                             ======  ======  =======  =======
Weighted average assumptions:
  Discount rate.............................   7.00%   7.25%    7.00%    7.25%
  Expected return on plan assets............   9.00%   9.00%     N/A      N/A
  Rate of compensation increase.............   4.25%   4.50%    4.25%    4.50%
  Health care cost trend on covered
   charges..................................    N/A     N/A     6.10%    7.60%

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The health care cost trend rate was assumed to decrease gradually to 5.40% by the year 2001 and remain at that level thereafter.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Pension Plans with accumulated benefit obligations in excess of plan assets consisted of the following:

                                                                     December
                                                                        31,
                                                                    -----------
                                                                    1998  1997
                                                                    ----- -----
                                                                        (in
                                                                     millions)
   Projected benefit obligation.................................... $40.7 $34.4
   Accumulated benefit obligation..................................  34.2  27.0
   Fair value of plan assets.......................................  27.0  22.7

The following table summarizes the components of net periodic benefit cost for the years ended December 31, 1998, 1997 and 1996:

                                                                Other
                                                            Postretirement
                                        Pension Benefits       Benefits
                                        ------------------  ----------------
                                        1998   1997   1996  1998  1997  1996
                                        -----  -----  ----  ----  ----  ----
                                                 (in millions)
   Components of net periodic benefit
    cost:
   Service cost........................ $15.5  $10.2  $8.8  $1.9  $1.8  $1.9
   Interest cost.......................  21.2   10.4   7.1   5.5   4.9   4.5
   Expected return on plan assets...... (20.2) (10.2) (6.0)  --    --    --
   Amortization of:
     Prior service cost................   2.4    --    --   (1.2) (0.3)  --
     Actuarial loss (gain).............   0.5    1.1   0.5  (1.0) (0.6) (0.7)
     Curtailment charge................   --     2.5   --    --    --    --
     Settlement credit.................   --    (3.6) (0.5)  --    --    --
                                        -----  -----  ----  ----  ----  ----
   Net periodic benefit cost........... $19.4  $10.4  $9.9  $5.2  $5.8  $5.7
                                        =====  =====  ====  ====  ====  ====

The Company also maintains a retirement plan for certain Diamond Shamrock and Total collective bargaining groups (the Bargaining Unit Plans). The Bargaining Unit Plans generally provide benefits that are based on the union member's monthly base pay during the five years prior to retirement.

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

The Company also maintains several defined contribution retirement plans for substantially all its eligible employees in the United States and Canada. Contributions to the plans are generally determined as a percentage of each eligible employee's salary. The aggregate costs of these plans amounted to $7.1 million, $4.0 million and $8.0 million during the years ended December 31, 1998, 1997 and 1996, respectively.

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

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Generally, the health care plans pay a stated percentage of most medical expenses reduced for any deductibles, payments made by government programs and other group coverage. The cost of providing these benefits is shared with retirees.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                1%       1%
                             Increase Decrease
                             -------- --------
                               (in millions)
   Effect on total of
    service and interest
    cost components........    $0.4    $(0.3)
   Effect on postretirement
    benefit obligation.....     4.4     (3.7)

NOTE 14: Income Taxes

Income (loss) before income taxes, extraordinary loss and dividends of subsidiary consisted of the following:

                                                         Years Ended December
                                                                 31,
                                                        -----------------------
                                                         1998     1997   1996
                                                        -------  ------ -------
                                                            (in millions)
   United States....................................... $(132.2) $187.2 $(110.7)
   Canada..............................................    68.2    88.0    70.5
                                                        -------  ------ -------
     Total............................................. $ (64.0) $275.2 $ (40.2)
                                                        =======  ====== =======

Provision (benefit) for income taxes consisted of the following:

                                                             Years Ended
                                                             December 31,
                                                          --------------------
                                                          1998    1997   1996
                                                          -----  ------  -----
                                                            (in millions)
   Current:
     U.S. Federal........................................ $ --   $ (1.0) $20.2
     U.S. State..........................................   --      1.8    1.5
     Canada..............................................  12.8     4.6   19.7
                                                          -----  ------  -----
       Total current.....................................  12.8     5.4   41.4
                                                          -----  ------  -----
   Deferred:
     U.S. Federal........................................ (24.6)   68.1  (43.4)
     U.S. State..........................................   0.6     6.9  (10.2)
     Canada..............................................  15.0    29.8    7.9
                                                          -----  ------  -----
       Total deferred....................................  (9.0)  104.8  (45.7)
                                                          -----  ------  -----
   Provision (benefit) for income taxes.................. $ 3.8  $110.2  $(4.3)
                                                          =====  ======  =====

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The components of the Company's deferred income tax liabilities and assets consisted of the following:

                                                              December 31,
                                                             ----------------
                                                              1998     1997
                                                             -------  -------
                                                              (in millions)
   Deferred tax liabilities:
     Excess of book basis over tax basis of:
       Property, plant and equipment........................ $(524.7) $(510.9)
       Investment in Diamond-Koch...........................   (16.1)     --
     LIFO inventory and market valuation allowance..........    (5.5)   (36.9)
     Deferred refinery maintenance turnaround costs.........   (32.6)   (26.3)
                                                             -------  -------
       Total deferred tax liabilities.......................  (578.9)  (574.1)
                                                             -------  -------
   Deferred tax assets:
     Accrued liabilities and payables.......................   181.9    193.0
     U.S. Federal and State income tax credit
      carryforwards.........................................    89.9     95.9
     Canadian tax benefit on unrealized foreign exchange
      adjustment............................................     5.5      5.8
     Net operating loss carryforwards.......................   194.2    138.3
     Other..................................................    12.1     12.8
                                                             -------  -------
       Total deferred tax assets............................   483.6    445.8
     Less valuation allowance...............................   (11.3)    (8.4)
                                                             -------  -------
       Net deferred tax liability........................... $(106.6) $(136.7)
                                                             =======  =======

As of December 31, 1998, the Company had the following U.S. Federal and State income tax credit and loss carryforwards:

                               Amount        Expiration
                            ------------- -----------------
                            (in millions)
   U.S. Federal and State
    income tax credits.....    $ 39.2     1999 through 2018
   Alternative minimum tax
    (AMT) credits..........      50.7     Indefinitely
   Net operating losses
    (NOL)..................     481.5     2004 through 2018

Included in the above are $18.3 million of income tax credit carryforwards, $49.8 million of AMT credits and $178.3 million of NOL carryforwards acquired from Total, NCS and Diamond Shamrock, which are subject to annual U.S. Federal income tax limitations.

The Company has established a valuation allowance for certain deferred tax assets, primarily State NOL and credit carryforwards, which may not be realized in future periods. The realization of net deferred tax assets recorded as of December 31, 1998 is dependent upon the Company's ability to generate future taxable income in both the U.S. and Canada. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax assets will be realized.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The differences between the Company's effective income tax rate and the U.S. Federal statutory rate is reconciled as follows:

                                                            Years Ended
                                                           December 31,
                                                         --------------------
                                                         1998    1997   1996
                                                         -----   ----  ------
                                                           (in millions)
   U.S. Federal statutory rate.........................  (35.0)% 35.0%  (35.0)%
   Effect of foreign operations........................    6.1    1.3     7.3
   U.S. State income taxes, net of U.S. Federal taxes..    4.7    2.1   (14.2)
   Non-deductible reserves.............................    --     --     11.2
   Non-deductible merger costs.........................    --     --     11.2
   Non-deductible goodwill amortization and impairment
    charge.............................................   28.6    1.2     7.0
   Other...............................................    1.5    0.4     1.8
                                                         -----   ----  ------
     Effective income tax rate.........................    5.9%  40.0% (10.7)%
                                                         =====   ====  ======

Income taxes paid net of refunds for the years ended December 31, 1998, 1997 and 1996 amounted to $3.2 million (refund), $16.8 million and $9.6 million, respectively.

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

The balances of and changes in accruals for environmental matters which are principally included in other long-term liabilities consisted of the following:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (in millions)
   Balance at beginning of year................... $  213.9  $  151.4  $  122.2
     Purchase price adjustment for Total..........     39.7      80.0       --
     Additions to accrual.........................      --        1.3      41.7
     Payments.....................................    (34.2)    (18.8)    (12.5)
                                                   --------  --------  --------
   Balance at end of year......................... $  219.4  $  213.9  $  151.4
                                                   ========  ========  ========

The 1996 additions to accrual include $37.0 million to conform the accounting policies of Diamond Shamrock and Ultramar due to the Merger.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The accruals noted above represent the Company's best estimate of the costs which will be incurred over an extended period for restoration and environmental remediation at various sites. These liabilities have not been reduced by possible recoveries from third parties and projected cash expenditures have not been discounted. Environmental exposures are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of the Company's liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single period, the Company believes that such costs will not have a material adverse effect on the Company's financial position.

NOTE 16: Commitments and Contingencies

The Company leases convenience stores, office space and other assets under operating leases with terms expiring at various dates through 2021. Certain leases contain renewal options and escalation clauses and require the Company to pay property taxes, insurance and maintenance costs. These provisions vary by lease. Certain convenience store leases provide for the payment of rentals based solely on sales volume while others provide for payments, in addition to any established minimums, contingent upon the achievement of specified levels of sales volumes.

Future minimum rental payments applicable to non-cancelable operating leases as of December 31, 1998, are as follows (in millions):

   1999................................................................. $ 75.0
   2000.................................................................   62.4
   2001.................................................................   53.1
   2002.................................................................   45.5
   2003.................................................................   37.8
   Thereafter...........................................................  132.3
                                                                         ------
     Gross lease payments...............................................  406.1
   Less future minimum sublease rental income...........................  (24.8)
                                                                         ------
     Net future minimum lease payments.................................. $381.3
                                                                         ======

Rental expense, net of sublease rental income, for all operating leases consisted of the following:

                                                         Years Ended December
                                                                 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
                                                            (in millions)
   Minimum rental expense............................... $ 94.8  $ 76.7  $ 76.7
   Contingent rental expense............................    8.9     7.8     6.8
                                                         ------  ------  ------
   Gross rental expense.................................  103.7    84.5    83.5
   Less sublease rental income..........................  (10.9)  (10.9)  (10.4)
                                                         ------  ------  ------
   Net rental expense................................... $ 92.8  $ 73.6  $ 73.1
                                                         ======  ======  ======

The Company has three long-term operating lease arrangements (the Brazos Lease, the Jamestown Lease and the Total Lease) to accommodate its convenience store construction program. The Brazos, Jamestown and Total Leases have lease terms which will expire in December 2003, July 2003, and August 2002, respectively. As of December 31, 1998, substantially all of the $190.0 million Brazos Lease commitment has been used to construct or purchase convenience stores and $102.4 million of the Jamestown and the Total Lease commitments,

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
which totaled $165.0 million, have been used to construct or purchase convenience stores and to construct the new corporate headquarters of the Company in San Antonio, Texas. After their respective non-cancelable lease terms, the Brazos, the Jamestown and the Total Leases may be extended by agreement of the parties, or the Company may purchase or arrange for the sale of the convenience stores or corporate headquarters. If the Company were unable to extend the lease or arrange for the sale of the properties to a third party at the respective expiration dates of the Leases, the amount necessary to purchase the properties under the Leases as of December 31, 1998 would be approximately $285.9 million.

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

Pursuant to the terms of various agreements, the Company has agreed to indemnify the former owners of Ultramar, Inc. (UI) and CUC and certain of their affiliates for any claims or liabilities arising out of, among other things, refining and retail marketing activities and litigation related to the operations of UI and CUC prior to their acquisition. The Company has also agreed to indemnify two affiliates of the former owner against liability for substantially all U.S. Federal, State and local income or franchise taxes in respect of periods in which any UI company was a member of a consolidated, combined or unitary return with any other member of the affiliated group.

In connection with the 1987 spin-off of Diamond Shamrock from Maxus, Diamond Shamrock entered into a distribution agreement which provided for the sharing by the Company and Maxus of certain liabilities relating to businesses Maxus discontinued or disposed of prior to the spin-off date. The Company's total liability for such shared costs was limited to $85.0 million. As of December 31, 1996, the Company has fully performed all of its obligations to Maxus under the agreement including $8.3 million paid during 1996.

There are various legal proceedings and claims pending against the Company which arise in the ordinary course of business. It is management's opinion, based upon advice of counsel, that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's results of operations or financial position.

In December 1998, the Company announced its plans to consider the sale of the Company's Michigan assets which include the 52,000 barrel per day Alma Refinery, refined product and crude oil pipelines, four terminals and 183 convenience stores. The Company has had very preliminary discussions with several interested parties who are reviewing financial information related to the assets. The Company has not received definitive offers and cannot determine at this time whether a sale is probable of occurring.

NOTE  17: Financial Instruments

Financial instruments consisted of the following:

                                                  December 31,
                                       --------------------------------------
                                             1998                1997
                                       ------------------  ------------------
                                       Carrying    Fair    Carrying    Fair
                                        Amount    Value     Amount    Value
                                       --------  --------  --------  --------
                                                  (in millions)
   Cash and cash equivalents.......... $  176.1  $  176.1  $   92.0  $   92.0
   Non-current notes receivable.......     27.8      27.8      31.9      31.9
   Long-term debt, including current
    portion........................... (1,932.0) (2,021.8) (1,872.9) (1,999.2)
   Interest rate swap agreements......      --       18.7      (0.4)      5.9
   Commodity futures and price swap
    contracts.........................    (39.6)    (63.5)     (0.9)    (12.0)

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Cash and cash equivalents as of December 31, 1998 and 1997 include $114.2 million and $14.4 million of investments in marketable securities with maturities of less than three months, respectively. The investments are available for sale and are stated at cost, which approximates fair market value. The aggregate carrying amount of non-current notes receivable approximated fair value as determined based on the discounted cash flow method.

The fair value of the Company's fixed rate debt as of December 31, 1998 and 1997 was $1,638.6 million and $1,712.4 million, respectively (carrying amounts of $1,548.8 million and $1,586.1 million, respectively) and was estimated based on the quoted market price of similar debt instruments. The carrying amounts of the Company's borrowings under its revolving credit agreements and money market facilities approximate fair value because such obligations generally bear interest at floating rates.

The interest rate swap agreements subject the Company to market risk as interest rates fluctuate and impact the interest payments due on the notional amounts of the agreements. The fair value of interest rate swap agreements is determined based on the differences between the contract rate of interest and the rates currently quoted for agreements of similar terms and maturities.

The Company uses commodity futures contracts to manage its exposure to crude oil and refined product price volatility and does not use such contracts with the intent of producing speculative gains. These contracts are marked to market value and gains and losses are recognized currently in cost of products sold, as a component of the related crude oil and refined product purchases. In addition, the Company has entered into various price swaps as price hedges for which gains or losses will be recognized when the hedged transactions occur; however, losses are recognized when future prices are not expected to recover. The losses are recognized currently in cost of products sold.

As of December 31, 1998, the Company had outstanding commodity futures and price swap contracts to purchase $312.0 million and sell $130.2 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 8.6 million barrels of crude oil and refined products which mature on various dates through June 2002. As of December 31, 1997, the Company had outstanding commodity futures and price swap contracts to purchase $213.2 million and sell $62.7 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 8.6 million barrels of crude oil and refined products which mature on various dates through June 2002. The fair value of commodity futures contracts is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

The Company also periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At December 31, 1998, the Company did not have any short-term foreign exchange contracts. At December 31, 1997, the Company had short-term foreign exchange contracts totaling $35.3 million. The Company generally does not hedge for the effects of foreign exchange rate fluctuations on the translation of its foreign results of operations or financial position.

The Company is subject to the market risk associated with changes in market price of the underlying crude oil and refined products; however, except in the case of the price swaps, such changes in values are generally offset by changes in the sales price of the Company's refined products. The Company is exposed to credit risk in the event of nonperformance by the counterparties in all interest rate swap agreements, price swap contracts and foreign exchange contracts. However, the Company does not anticipate nonperformance by any of the counterparties. The amount of such exposure is generally the unrealized gains or losses on such contracts.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Other financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. As of December 31, 1998, the Company had no significant concentrations of credit risk.

NOTE 18: Business Segments and Geographic Information

The Company has three reportable segments: Refining, Retail and Petrochemical/NGL. The Refining segment is engaged in the refining of crude oil and wholesale marketing of refined products. It includes refinery operations, wholesale operations, product supply and distribution, and transportation operations. The Retail segment includes operations from Company-operated convenience stores, dealers/jobbers and truckstop facilities, cardlock and home heating oil operations. The Petrochemical/NGL segment includes the equity earnings from Diamond-Koch and earnings from Nitromite fertilizer operations, NGL marketing operations and certain NGL pipeline operations.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before interest, taxes and depreciation and amortization (EBITDA). Intersegment sales are generally derived from transactions made at prevailing market rates.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires different technology and marketing strategies.

                                             Petrochemical/
                           Refining  Retail       NGL       Corporate   Total
                           -------- -------- -------------- --------- ---------
                                              (in millions)
Year ended December 31,
 1998:
Sales and other revenues
 from external
 customers...............  $5,375.0 $5,497.6     $262.0      $   --   $11,134.6
Intersegment sales.......   2,090.0      5.3       16.6          --     2,111.9
EBITDA...................     272.3    182.7       34.9       (189.7)     300.2
Depreciation and
 amortization............     160.4     67.2        7.1          2.7      237.4
Operating income (loss)..     111.9    115.5       27.8       (192.4)      62.8
Total assets.............   3,581.4  1,383.0      163.4        187.2    5,315.0
Capital expenditures.....      94.0     51.3       17.3          8.5      171.1
Year ended December 31,
 1997:
Sales and other revenues
 from external
 customers...............   5,852.3  4,557.8      472.3          --    10,882.4
Intersegment sales.......   1,822.8      4.0       45.1          --     1,871.9
EBITDA...................     482.6    218.9       49.0       (166.0)     584.5
Depreciation and
 amortization............     123.1     59.8        9.8          7.4      200.1
Operating income (loss)..     359.5    159.1       39.2       (173.4)     384.4
Total assets.............   3,675.8  1,478.3      239.2        201.4    5,594.7
Capital expenditures and
 acquisitions............     127.1    114.3       20.5          6.0      267.9
Year ended December 31,
 1996:
Sales and other revenues
 from external
 customers...............   5,361.5  4,385.8      461.1          --    10,208.4
Intersegment sales.......   1,431.2      3.9       32.3          --     1,467.4
EBITDA...................     263.3     61.7       23.0        (98.2)     249.8
Depreciation and
 amortization............     108.9     55.9       13.5          1.6      179.9
Operating income (loss)..     154.4      5.8        9.5        (99.8)      69.9
Total assets.............   2,874.7  1,047.6      240.0        257.7    4,420.0
Capital expenditures and
 acquisitions............     192.7    120.5       28.1          1.8      343.1

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The following summarizes the reconciliation of reportable segment sales and other revenues, operating income, and assets to consolidated sales and other revenues, operating income and total assets:

                                                Years Ended December 31,
                                              -------------------------------
                                                1998       1997       1996
                                              ---------  ---------  ---------
                                                      (in millions)
   Sales and other revenues:
   Total sales for reportable segments....... $13,246.5  $12,754.3  $11,675.8
   Elimination of intersegment sales.........  (2,111.9)  (1,871.9)  (1,467.4)
                                              ---------  ---------  ---------
     Consolidated sales and other revenues... $11,134.6  $10,882.4  $10,208.4
                                              =========  =========  =========
   Operating income:
   Total operating income for reportable
    segments................................. $   255.2  $   557.8  $   169.7
   Other income (loss).......................    (192.4)    (173.4)     (99.8)
                                              ---------  ---------  ---------
     Consolidated operating income........... $    62.8  $   384.4  $    69.9
                                              =========  =========  =========
   Total assets:
   Total assets for reportable segments...... $ 5,127.8  $ 5,393.3  $ 4,162.3
   Other unallocated assets..................     187.2      201.4      257.7
                                              ---------  ---------  ---------
     Consolidated total assets............... $ 5,315.0  $ 5,594.7  $ 4,420.0
                                              =========  =========  =========

Geographic information by country for sales and other revenues from external customers based on location of customer consisted of the following:

                                                    Years Ended December 31,
                                                  -----------------------------
                                                    1998      1997      1996
                                                  --------- --------- ---------
                                                          (in millions)
   United States................................. $ 8,823.6 $ 8,089.8 $ 7,412.3
   Canada........................................   2,311.0   2,792.6   2,796.1
                                                  --------- --------- ---------
   Total consolidated sales and other revenues... $11,134.6 $10,882.4 $10,208.4
                                                  ========= ========= =========

Geographic information by country for long-lived assets consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                                (in millions)
   United States............................................. $2,817.8 $3,066.9
   Canada....................................................    443.4    484.3
                                                              -------- --------
   Total long-lived assets................................... $3,261.2 $3,551.2
                                                              ======== ========

NOTE 19: Subsequent Events (Unaudited)

On February 3, 1999, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on March 4, 1999, to holders of record on February 18, 1999.

On October 8, 1998, the Company and Phillips Petroleum Company (Phillips) signed a letter of intent to combine all of the operations of the Company and all of the North American refining, marketing and transportation operations of Phillips (Phillips RM&T business) into a newly formed Delaware L.L.C. named Diamond 66 L.L.C. (Diamond 66). The Company would have owned 55% of the voting and beneficial interest and controlled

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
the board of directors of Diamond 66 and Phillips would have owned the remaining 45%. Under the terms of the letter of intent, Phillips was to receive from Diamond 66 a payment of $500.0 million at closing and an additional payment of $300.0 million one year thereafter. The combination would have been accounted for by the Company using the purchase method.

On March 19, 1999, the Company and Phillips terminated discussions relating to the formation of Diamond 66 as both companies were unable to reach a final agreement on certain key terms and conditions. Approximately $10.0 million of expenses incurred by the Company related to the formation of the proposed joint venture will be expensed during the first quarter of 1999.

NOTE 20: Quarterly Financial Information (Unaudited)

                                                     1998 Quarters
                                          ------------------------------------
                                           First    Second    Third    Fourth
                                          -------- --------  -------- --------
                                            (in millions, except per share
                                                         data)
   Sales and other revenues.............  $2,789.6 $3,041.0  $2,740.9 $2,563.1
   Cost of products sold and operating
    expenses............................   1,909.2  2,014.4   1,779.3  1,745.5
   Operating income (loss)..............      58.1    (15.5)     81.1    (60.9)
   Net income (loss)....................      16.4    (52.6)     25.8    (67.7)
   Net income (loss) per share:
     Basic..............................  $   0.18 $  (0.58) $   0.29 $  (0.78)
     Diluted............................      0.18    (0.58)     0.29    (0.78)
   Weighted average number of shares (in
    thousands):
     Basic..............................    87,284   90,220    89,526   87,180
     Diluted............................    90,882   90,220    89,760   87,180

                                                     1997 Quarters
                                          ------------------------------------
                                           First    Second    Third    Fourth
                                          -------- --------  -------- --------
                                            (in millions, except per share
                                                         data)
   Sales and other revenues.............  $2,550.2 $2,414.4  $2,613.2 $3,304.6
   Cost of products sold and operating
    expenses............................   1,859.9  1,678.0   1,818.9  2,347.9
   Operating income.....................      64.9    100.6     125.9     93.0
   Extraordinary loss...................       --       --        --      (4.8)
   Net income...........................      27.6     46.3      56.6     24.3
   Net income per share:
     Basic..............................  $   0.35 $   0.60  $   0.73 $   0.27
     Diluted............................      0.35     0.59      0.71     0.27
   Weighted average number of shares (in
    thousands):
     Basic..............................    74,725   74,799    75,724   87,122
     Diluted............................    78,881   79,113    80,164   91,334

Throughout 1998, the Company recognized $133.4 million of non-cash charges to reduce the carrying value of inventories due to the continuing decline in crude oil and refined product prices. The 1998 quarterly charges were $13.6 million in the first quarter, $12.5 million in the second quarter, $16.1 million in the third quarter, and $91.2 million in the fourth quarter.

In June 1998, the Company recognized:

  . a one-time charge of $131.6 million related to the restructuring of the retail marketing, refining and pipeline operations and support services, and

  . an $11.2 million charge for costs associated with the aborted Petro-Canada joint venture.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

In December 1998, the Company recognized $12.0 million in severance costs associated with the termination of employees related to the Company's corporate restructuring and profit improvement program.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information appearing under the caption "Ratification of Appointment of Independent Accountants" in the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission (the Proxy Statement) is hereby incorporated by reference. On March 4, 1997, the Company changed its independent accountants from Ernst & Young LLP to Arthur Anderson LLP as reported on Form 8-K dated March 4, 1997. There were no disagreements on accounting principles or financial disclosures prior to the change.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under the caption "Election of Directors Proposal" and "Compensation of Executive Officers and Directors" in the Proxy Statement is hereby incorporated by reference. See also the information appearing under the caption "Executive Officers of the Registrant" appearing in Part I.

The Company is not aware of any family relationship between any director or executive officer. Each officer is generally elected to hold office until his or her successor is elected or until such officer's earlier removal or resignation.

Item 11. Executive Compensation

The information appearing under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption "Ownership of the Company's Common Shares by Management and Certain Beneficial Owners" in the Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information appearing under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement is hereby incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)(1) and (2)--List of financial statements and financial statement schedules

The following consolidated financial statements of Ultramar Diamond Shamrock Corporation are included under Part II, Item 8:

  Accountants' Reports
  Balance Sheets--December 31, 1998 and 1997
  Statements of Operations--Years Ended December 31, 1998, 1997 and 1996 Statements of Stockholders' Equity--Years Ended December 31, 1998, 1997 and 1996
  Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996 Statements of Comprehensive Income (Loss)--Years Ended December 31, 1998, 1997 and 1996
  Notes to Consolidated Financial Statements--Years Ended December 31, 1998, 1997 and 1996

All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(B) Reports on Form 8-K

None.

(C) Exhibits:

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission under File No. 1-11154. Where indicated as being filed by Diamond Shamrock, Inc., such filings were filed under File No. 1-9409 unless otherwise indicated.

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 3.1     Certificate of Incorporation dated   Registration Statement on Form S-1
         April 27, 1992, as amended on April  (File No.33-47586), Exhibit 3.1
         28, 1992
 3.2     Certificate of Merger of Diamond     Registration Statement on Form S-8
         Shamrock, Inc. with and into the     (File No.333-19131), Exhibit 4.2
         Company, amending the Company's
         Articles of Incorporation
 3.3     Certificate of Designations of the   Registration Statement on Form S-8
         Company's 5% Cumulative Convertible  (File No.333-19131), Exhibit 4.3
         Preferred Stock
 3.4     By-laws dated April 28, 1992         Registration Statement on Form S-1
                                              (File No.33-47586), Exhibit 3.2
 3.5     Amendment dated July 22, 1993 to By- Annual Report on Form 10-K for the
         laws                                 year ended December 31, 1995,
                                              Exhibit 3.3
 3.6     Amendment dated December 3, 1996 to  Registration Statement on Form S-8
         By-laws                              (File No.333-19131), Exhibit 4.6
 3.7     Amendment dated March 3, 1999 to     +
         Bylaws
 4.1     Form of Common Stock Certificate     Registration Statement on Form S-8
                                              (File No.333-19131), Exhibit 4.8
 4.2     See Exhibit 3.1
 4.3     See Exhibit 3.2
 4.4     See Exhibit 3.3
 4.5     See Exhibit 3.4
 4.6     See Exhibit 3.5
 4.7     See Exhibit 3.6
 4.8     See Exhibit 3.7
 4.9     Form of Indenture between Diamond    Registration Statement on Form S-1
         Shamrock, Inc. and the First         of Diamond Shamrock, Inc. (File
         National Bank of Chicago             No.33-32024), Exhibit 4.1
 4.10    Form of 9 3/8% Note Due March 1,     Current Report on Form 8-K of
         2001                                 Diamond Shamrock, Inc. dated
                                              February 20, 1991, Exhibit 4.1
 4.11    Forms of Medium Term Notes, Series A Registration Statement on Form S-3
                                              of Diamond Shamrock, Inc. (File
                                              No.33-58744), Exhibit 4.2

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 4.12    Form of 8% Debenture due April 1,    Current Report on Form 8-K of
         2003                                 Diamond Shamrock, Inc. dated March
                                              22, 1993, Exhibit 4.1
 4.13    Form of 8 3/4% Debenture due June    Current Report on Form 8-K of
         15, 2015                             Diamond Shamrock, Inc. dated
                                              February 6, 1995, Exhibit 4.1
 4.14    Form of 7 1/4% Debenture due June    Current Report on Form 8-K of
         15, 2010                             Diamond Shamrock, Inc. dated June 1,
                                              1995, Exhibit 4.1
 4.15    Form of 7.65% Debenture due July 1,  Current Report on Form 8-K of
         2026                                 Diamond Shamrock, Inc. dated June
                                              20, 1996, Exhibit 4.1
 4.16    Rights Agreement dated June 25, 1992 Registration Statement on Form S-1
         between Ultramar Diamond Shamrock    (File No.33-47586), Exhibit 4.2;
         Corporation and Registrar and        Quarterly Report on Form 10-Q for
         Transfer Company (as successor       the quarter ended September 30,
         rights agent to First City Texas-    1992, Exhibit 4.2; Annual Report on
         Houston, NA) as amended by the First Form 10-K for the year ended
         Amendment dated October 26, 1992 and December 1, 1994, Exhibit 4.3 the Amendment dated May 10, 1994
 4.17    Indenture dated July 6, 1992 between Quarterly Report on Form 10-Q for
         Ultramar Diamond Shamrock            the quarter ended June 30, 1992,
         Corporation, as issuer, and First    Exhibit 10.5
         City Texas-Houston NA, as trustee,
         relating to the 8 1/4% Notes due
         July 1, 1999
 4.18    Indenture dated July 6, 1992 among   Quarterly Report on Form 10-Q for
         Ultramar Credit Corporation, as      the quarter ended June 30, 1992,
         issuer, Ultramar Diamond Shamrock    Exhibit 10.6
         Corporation, as guarantor, and First
         City Texas-Houston NA, as trustee,
         relating to the 8 5/8% Guaranteed
         Notes due July 1, 2002
 4.19    Indenture dated March 15, 1994       Current Report on Form 8-K for the
         between Ultramar Diamond Shamrock    quarter ended June 30, 1997, Exhibit
         Corporation, as issuer, and The Bank 4.3
         of New York, as trustee;
         Subordinated Debt Indenture dated
         June 25, 1997 between Ultramar
         Diamond Shamrock Corporation and the
         Bank of New York, as trustee
 4.20    Form of 7.20% Senior Note due        Current Report on Form 8-K dated
         October 15, 2017                     October 8, 1997, Exhibit 4.1
 4.21    Form of 6.75% Senior Note due        Current Report on Form 8-K dated
         October 15, 2037                     October 8, 1997, Exhibit 4.2
 4.22    Form of 7.45% Senior Note due        Current Report on Form 8-K dated
         October 15, 2097                     October 8, 1997, Exhibit 4.3
 10.1    Lease dated April 30, 1970 between   Registration Statement on Form S-1
         Ultramar, Inc. by assignment, and    (File No.33-47586), Exhibit 10.20
         the City of Long Beach

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 10.2    Lease dated November 27, 1992        Registration Statement on Form S-1
         between Ultramar Canada, Inc. and    (File No.33-47586), Exhibit 10.27
         the National Harbours Board
 10.3    Permit No. 306 dated October 1, 1975 Registration Statement on Form S-1 issued by the City of Los Angeles to (File No.33-47586), Exhibit 10.19
         Ultramar, Inc. by assignment
 10.4    Agreement dated April 6, 1977        Registration Statement on Form S-1
         between Atlantic Richfield Company   (File No.33-47586), Exhibit 10.22
         and Ultramar, Inc. by assignment
 10.5    Agreement for Use of Marine Terminal Registration Statement on Form S-1
         and Pipeline dated August 30, 1978   (File No. 33-47586), Exhibit 10.21
         between Ultramar, Inc. by
         assignment, Arco Transportation
         Company and Shell Oil Company
 10.6    Warehousing Agreement dated July 1,  Registration Statement on Form S-1
         1984 between Ultramar, Inc., by      (File No. 33-47586), Exhibit 10.25
         assignment and GATX Tank Storage
         Terminals Corporation
 10.7    Contract re Charlottetown Terminal   Registration Statement on Form S-1
         dated October 1, 1990 between        (File No. 33-47586), Exhibit 10.30
         Ultramar Canada, Inc. and Imperial
         Oil (1)
 10.8    Tax Allocation Agreement dated April Registration Statement on Form S-1
         30, 1992 between Ultramar Diamond    (File No. 33-47586), Exhibit 10.2
         Shamrock Corporation, LASMO plc and
         Ultramar America Limited and
         Guarantee of Performance and
         Indemnity to Ultramar Diamond
         Shamrock Corporation by LASMO plc,
         as amended by Amendment No. 1 dated
         May 22, 1992
 10.9    Reorganization Agreement dated as of Quarterly Report on Form 10-Q for
         July 6, 1992 between LASMO plc and   the quarter ended June 30, 1992,
         Ultramar Diamond Shamrock            Exhibit 10.1
         Corporation
 10.10   Ultramar Diamond Shamrock            Registration Statement on Form S-8
         Corporation 1992 Long Term Incentive (File No. 33-52148), Exhibit 28;
         Plan dated July 21, 1992, as amended Annual Report on Form 10-K for the by the First Amendment dated January year ended December 31, 1992,
         23, 1993, the Second Amendment dated Exhibit 10.34; Annual Report on Form
         July 21, 1993, the Third Amendment   10-K for the year ended December 31,
         dated March 21, 1994 and the Fourth  1993, Exhibit 10.46; Quarterly
         Amendment dated February 10, 1995    Report on Form 10-Q for the quarter
                                              ended March 31, 1994, Exhibit 10.47;
                                              Quarterly Report on Form 10-Q for
                                              the quarter ended March 31, 1995,
                                              Exhibit 10.50
 10.11   Ultramar Diamond Shamrock            +
         Corporation Annual Incentive Plan
         for 1998
 10.12   Ultramar Diamond Shamrock            Annual Report on Form 10-K for the
         Corporation Restricted Share Plan    year ended December 31, 1992,
         for Directors dated January 26, 1993 Exhibit 10.36

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 10.13   Ultramar Diamond Shamrock            Annual Report on Form 10-K for the
         Corporation Supplemental Executive   year ended December 31, 1995,
         Retirement Plan dated July 27, 1994  Exhibit 10.13
 10.14   Ultramar Diamond Shamrock            Annual Report on Form 10-K for the
         Corporation U.S. Employees           year ended December 31, 1995,
         Retirement Restoration Plan dated    Exhibit 10.14
         July 27, 1994
 10.15   Ultramar Diamond Shamrock            Annual Report on Form 10-K for the
         Corporation U.S. Savings Incentive   year ended December 31, 1995,
         Restoration Plan dated July 27, 1994 Exhibit 10.15
 10.16   Trust Agreement dated April 1985     Registration Statement on Form S-1
         between Ultramar Canada, Inc. and    (File No. 33-47586), Exhibit 10.1
         Montreal Trust Company of Canada
 10.17   Employment Agreement dated as of     Registration Statement on Form S-4
         September 22, 1996 between Ultramar  (File No. 333-14807), Exhibit 10.1
         Diamond Shamrock Corporation and
         Jean Gaulin
 10.18   Employment Agreement dated           Current Report on Form 8-K of
         September 22, 1996 between Ultramar  Diamond Shamrock, Inc. dated
         Diamond Shamrock Corporation and     September 30, 1996, Exhibit 10(c)
         Roger Hemminghaus
 10.20   Form of Employment Agreement dated   Annual Report on Form 10-K for the
         as of September 22, 1996 between     year ended December 31, 1996,
         Diamond Shamrock, Inc. and W. R.     Exhibit 10.20
         Klesse
 10.21   Hydrogen and Steam Supply Agreement  Annual Report on Form 10-K for the
         dated December 22, 1993 between      year ended December 31, 1993,
         Ultramar, Inc. and Air Products and  Exhibit 10.43
         Chemicals, Inc. (1)
 10.22   MTBE Terminaling Agreement dated     Annual Report on Form 10-K for the
         March 3, 1995 between Petro-Diamond  year ended December 31, 1995
         Incorporated and Ultramar, Inc. (1)
 10.23   Confidential Transportation Contract Quarterly Report on Form 10-Q for
         dated May 25, 1995 between Canadian  the quarter ended June 30, 1995,
         National Railway Company and         Exhibit 10.52
         Ultramar Canada, Inc. (1)
 10.24   Senior Subordinated Note Purchase    Registration Statement on Form 10 of
         Agreement dated as of April 17, 1987 Diamond Shamrock, Inc. (DS Form 10),
         between Diamond Shamrock, Inc. and   Exhibit 10.22
         certain purchasers (the Senior
         Subordinated Note Agreement)
 10.25   Amendment No.1 to the Senior         Quarterly Report on Form 10-Q of
         Subordinated Note Agreement dated as Diamond Shamrock, Inc. for the
         of March 31, 1988                    quarter ended March 31, 1988,
                                              Exhibit 19.5
 10.26   Amendment No.2 to the Senior         Quarterly Report on Form 10-Q of
         Subordinated Note Agreement dated as Diamond Shamrock, Inc. for the
         of July 12, 1989                     quarter ended June 30, 1989, Exhibit
                                              19.2

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 10.27   Amendment No. 3 to the Senior        Annual Report on Form 10-K of
         Subordinated Note Agreement dated as Diamond Shamrock, Inc. for the year
         of December 6, 1993                  ended December 31, 1993, Exhibit
                                              10.8
 10.28   Deferred Compensation Plan for       Annual Report on Form 10-K of
         executives and directors of Diamond  Diamond Shamrock, Inc. for the year
         Shamrock, Inc. amended and restated  ended December 31, 1988, Exhibit
         as of January 1, 1989                10.13
 10.29   Supplemental Executive Retirement    DS Form 10, Exhibit 10.16
         Plan of Diamond Shamrock, Inc. (the
         DS SERP)
 10.30   First Amendment to the DS SERP       Registration Statement on Form S-1
                                              of Diamond Shamrock, Inc. (File
                                              No. 33-21991) (DS S-1), Exhibit
                                              10.21
 10.31   Second Amendment to the DS SERP      Annual Report on Form 10-K of
                                              Diamond Shamrock, Inc. for the year
                                              ended December 31, 1989, Exhibit
                                              10.21
 10.32   Excess Benefits Plan of Diamond      Quarterly Report on Form 10-Q of
         Shamrock, Inc.                       Diamond Shamrock, Inc. for the
                                              quarter ended June 30, 1987, Exhibit
                                              19.5
 10.33   1987 Long-Term Incentive Plan of     Registration Statement on Form S-8
         Diamond Shamrock, Inc.               of Diamond Shamrock, Inc. (File
                                              No. 33-15268), Annex A-1
 10.34   Form of Disability Benefit Agreement DS S-1, Exhibit 10.21
         between Diamond Shamrock, Inc. and
         certain of its executive officers
 10.35   Form of Supplemental Death Benefit   Quarterly Report on Form 10-Q of
         Agreement between Diamond Shamrock,  Diamond Shamrock, Inc. for the
         Inc. and certain of its executive    quarter ended June 30, 1987, Exhibit
         officers                             19.9
 10.36   Diamond Shamrock, Inc. Long-Term     Quarterly Report on Form 10-Q of
         Incentive Plan as amended and        Diamond Shamrock, Inc. for the
         restated as of August 15, 1996       quarter ended September 30, 1996 (DS
                                              1996 Form 10-Q), Exhibit 10.9
 10.37   Diamond Shamrock, Inc. Long-Term     Quarterly Report on Form 10-Q of
         Incentive Plan as amended and        Diamond Shamrock, Inc. for the
         restated as of May 5, 1992           quarter ended June 30, 1992, Exhibit
                                              19.1
 10.38   Form of Employee Stock Purchase Loan Quarterly Report on Form 10-Q of
         Agreement between Diamond Shamrock,  Diamond Shamrock, Inc. for the
         Inc. and certain of its executive    quarter ended June 30, 1992, Exhibit
         officers and employees amended and   19.2
         restated as of May 26, 1992
 10.39   Form of Excess benefit plan between  Annual Report on Form 10-K of
         Diamond Shamrock, Inc. and certain   Diamond Shamrock, Inc. for the year
         officers amended and restated as of  ended December 31, 1992 (DS 1992 10-
         December 1, 1992                     K), Exhibit 10.49
 10.40   Form of Disability Benefit Agreement DS 1992 10-K, Exhibit 10.50
         between Diamond Shamrock, Inc. and
         certain officers amended and
         restated as of January 1, 1993

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 10.41   Form of Deferred Compensation Plan   DS 1992 10-K, Exhibit 10.51
         between Diamond Shamrock, Inc. and
         certain directors, officers and
         other employees amended and restated
         as of January 1, 1993
 10.42   Diamond Shamrock, Inc. Nonqualified  Registration Statement on Form S-8
         401(k) Plan                          of Diamond Shamrock, Inc. (File
                                              No. 33-64645), Exhibit 4.1
 10.43   Amendment to Diamond Shamrock, Inc.  DS 1996 Form 10-Q
         Supplemental Executive Retirement
         Plan, July 22, 1996
 10.44   Amendment to Diamond Shamrock, Inc.  DS 1996 Form 10-Q
         Disability Benefit Agreement July
         22, 1996
 10.45   Amendment to Diamond Shamrock, Inc.  DS 1996 Form 10-Q
         Supplemental Death Benefit Agreement
         July 22, 1996
 10.46   Amendment to Diamond Shamrock, Inc.  DS 1996 Form 10-Q
         Excess Benefits Plan July 22, 1996
 10.47   Amendment to Diamond Shamrock, Inc.  DS 1996 Form 10-Q
         Long-Term Incentive Plan July 22,
         1996
 10.48   Credit Agreement dated July 23, 1997 Quarterly Report on Form 10-Q for
         in the amount of $700,000,000        the quarter ended June 30, 1997,
         between the Company, Morgan Guaranty Exhibit 10.1
         Trust Company of New York and
         certain other banks
 10.50   Credit Agreement dated December 19,  Annual Report on Form 10-K for the
         1996 in the amount of CND            year ended December 31, 1996,
         $200,000,000 between the Company,    Exhibit 10.50
         Canadian Ultramar Company, Canadian
         Imperial Bank of Commerce and
         certain other banks
 10.51   Amendment No. 1 to Credit Agreement  Annual Report on Form 10-K for the
         described in Exhibit 10.50           year ended December 31, 1996,
                                              Exhibit 10.51
 10.52   Amended and Restated Lease Agreement Annual Report on Form 10-K for the
         dated December 19, 1996 among        year ended December 31, 1996,
         Jamestown Funding L.P., Ultramar,    Exhibit 10.52
         Inc., Ultramar Energy, Inc., Diamond
         Shamrock Leasing, Inc., Diamond
         Shamrock Arizona, Inc. and Diamond
         Shamrock Refining and Marketing
         Company
 10.53   Amended and Restated Ground Lease    Annual Report on Form 10-K for the
         Agreement dated December 19, 1996    year ended December 31, 1996,
         between Brazos River Leasing L.P.    Exhibit 10.53
         and Diamond Shamrock Refining and
         Marketing Company

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 10.54   Amended and Restated Facilities      Annual Report on Form 10-K for the
         Lease Agreement dated December 19,   year ended December 31, 1996,
         1996 between Brazos River Leasing,   Exhibit 10.54
         L.P. and Diamond Shamrock Refining
         and Marketing Company
 10.55   Ultramar Diamond Shamrock            Registration Statement on Form S-4
         Corporation 1996 Long-Term Incentive (File No. 333-14807), Exhibit 10.2
         Plan
 10.56   Relocation Agreement between the     Annual Report on Form 10-K for the
         Company and H. Pete Smith dated as   year ended December 31, 1997,
         of December 2, 1996                  Exhibit 10.57
 10.57   First Amendment to Employment        Annual Report on Form 10-K for the
         Agreement between H. Pete Smith and  year ended December 31, 1997,
         the Company effective December 3,    Exhibit 10.58
         1996
 10.58   Agreement between the Company and    Annual Report on Form 10-K for the
         H. Pete Smith dated effective March  year ended December 31, 1997,
         3, 1998, amending Mr. Smith's        Exhibit 10.59
         Employment Agreement dated as of
         November 25, 1996, and Mr. Smith's
         Relocation Agreement dated as of
         December 2, 1996
 10.59   Ultramar Diamond Shamrock            Registration Statement on Form S-8
         Corporation Non-Employee Director    (No. 333-27697), Exhibit 4.1
         Plan
 10.60   Amendment No. 1 to Credit Agreement  +
         described in Exhibit 10.48 dated
         December 31, 1998
 10.61   Amending Agreement relating to       +
         Credit Agreement described in
         Exhibit 10.50 dated November 7, 1997
 10.62   Amendment No. 3 relating to Credit   +
         Agreement described in Exhibit 10.50
         dated December 31, 1998
 10.63   Agreements to Defer Compensation     +
         Between the Company and Jean Gaulin,
         Timothy Fretthold and William Klesse
 16.1    Letter of Ernst & Young LLP to the   Current Report on Form 8-K dated
         Securities and Exchange Commission   March 4, 1997, Exhibit 16.1
         regarding its concurrence with the
         Company's statements contained in
         the Company's Current Report on Form
         8-K
 16.2    Letter of PricewaterhouseCoopers LLP Current Report on Form 8-K dated
         to the Securities and Exchange       March 4, 1997, Exhibit 16.2
         Commission regarding its concurrence
         with the Company's statements
         contained in the Company's Current
         Report on Form 8-K
 21      Subsidiaries                         +
 23.1    Consent of Ernst & Young LLP         +

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 23.2    Consent of PricewaterhouseCoopers                     +
         LLP
 23.3    Consent of Arthur Andersen LLP                        +
 24.1    Power of Attorney of Officers and                     +
         Directors
 24.2    Power of Attorney of the Company                      +
 27      Financial Data Schedule                               +

--------
 + Filed herewith.
(1) Contains material for which confidential treatment has been granted pursuant to Rule 406 under the Securities Exchange Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This material has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of March 29, 1999.

                                          Ultramar Diamond Shamrock
                                          Corporation

                                                    /s/ Jean R. Gaulin
                                          By: _________________________________
                                                       Jean R. Gaulin
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 29, 1999 by the following persons in the capacities indicated.

              Signature                                     Title
              ---------                                     -----

        /s/ Jean R. Gaulin             President, Chief Executive Officer and
______________________________________  Vice Chairman of the Board of Directors
            Jean R. Gaulin              (Principal Executive Officer)

        /s/ H. Pete Smith              Executive Vice President and Chief Financial
______________________________________  Officer (Principal Financial and Accounting
            H. Pete Smith               Officer)

              /s/ *                    Chairman of the Board of Directors
______________________________________
         Roger R. Hemminghaus

              /s/ *                    Director
______________________________________
           Byron Allumbaugh

              /s/ *                    Director
______________________________________
            E. Glenn Biggs

              /s/ *                    Director
______________________________________
            W. E. Bradford

              /s/ *                    Director
______________________________________
         H. Fredrick Christie

              /s/ *                    Director
______________________________________
             W. H. Clark

              /s/ *                    Director
______________________________________
              Bob Marbut


              /s/ *                    Director
______________________________________
         Katherine D. Ortega

              /s/ *                    Director
______________________________________
       Madeleine Saint Jacques

              /s/ *                    Director
______________________________________
          C. Barry Schaefer


         /s/ H. Pete Smith          Attorney-in-Fact
*By: ____________________________
           H. Pete Smith