Form 10-Q
period 1999-03-31
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1999-05-13
CIK 887207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                         Commission File Number 1-11154

                      ------------------------------------

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION

              Incorporated under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 13-3663331

                            6000 North Loop 1604 West
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000

                     --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____


As of April 30, 1999, 86,587,000 shares of Common Stock, $0.01 par value, were outstanding and the aggregate market value of such stock as of April 30, 1999 was $1,996,919,000.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1999

                                TABLE OF CONTENTS
                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 1999 and
          December 31, 1998..................................................  3

      Consolidated Statements of Income for the Three Months
          Ended March 31, 1999 and 1998......................................  4

      Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1999 and 1998......................................  5

      Consolidated Statements of Comprehensive Income for the
          Three Months Ended March 31, 1999 and 1998.........................  6

      Notes to Consolidated Financial Statements.............................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 19

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 22

Item 4.  Submission of Matters to a Vote of Security Holders................. 22

Item 6.  Exhibits and Reports on Form 8-K.................................... 22

               SIGNATURE..................................................... 23

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)
                                                                           March 31,       December 31,
                                                                             1999              1998
                                                                             ----              ----
                                                                          (Unaudited)

                                Assets
Current assets:
   Cash and cash equivalents........................................       $   108.4        $   176.1
   Accounts and notes receivable, net...............................           307.0            562.7
   Inventories......................................................           581.8            635.6
   Prepaid expenses and other current assets........................            30.4             33.0
   Deferred income taxes............................................            98.4             98.4
                                                                           ---------        ---------
      Total current assets..........................................         1,126.0          1,505.8
                                                                           ---------        ---------

Property, plant and equipment.......................................         4,463.7          4,423.2
Less accumulated depreciation and amortization......................        (1,208.4)        (1,162.0)
                                                                           ---------        ---------
   Property, plant and equipment, net...............................         3,255.3          3,261.2
Other assets, net...................................................           582.1            548.0
                                                                           ---------        ---------
    Total assets....................................................       $ 4,963.4        $ 5,315.0
                                                                           =========        =========

                 Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable and current portion of long-term debt..............       $     4.8        $     5.8
   Accounts payable.................................................           301.7            366.0
   Accrued liabilities..............................................           343.2            402.4
   Taxes other than income taxes....................................           289.7            343.0
   Income taxes payable.............................................            24.4             28.9
                                                                           ---------        ---------
      Total current liabilities.....................................           963.8          1,146.1
                                                                           ---------        ---------

Long-term debt, less current portion................................         1,762.2          1,926.2
Other long-term liabilities.........................................           443.3            453.7
Deferred income taxes...............................................           212.0            205.0
Commitments and contingencies

Company obligated preferred stock of subsidiary.....................           200.0            200.0

Stockholders' equity:
   Common Stock, par value $0.01 per share:
     250,000,000 shares authorized, 86,556,000 and
     86,558,000 shares issued and outstanding as of
     March 31, 1999  and December 31, 1998..........................             0.9              0.9
   Additional paid-in capital.......................................         1,513.1          1,512.7
   Treasury stock...................................................          (100.6)          (100.1)
   Retained earnings................................................            74.6             82.5
   Accumulated other comprehensive loss ............................          (105.9)          (112.0)
                                                                           ---------        ---------
     Total stockholders' equity.....................................         1,382.1          1,384.0
                                                                           ---------        ---------
     Total liabilities and stockholders' equity.....................       $ 4,963.4        $ 5,315.0
                                                                           =========        =========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited, in millions, except share and per share data)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             1999               1998
                                                                             ----               ----
    Sales and other revenues (including excise taxes)..............       $2,725.7             $2,789.6
                                                                          --------             --------

    Operating costs and expenses:
       Cost of products sold.......................................        1,547.2              1,621.3
       Operating expenses..........................................          255.7                287.9
       Selling, general and administrative expenses................           87.4                 78.6
       Taxes other than income taxes...............................          712.8                678.3
       Depreciation and amortization...............................           57.1                 65.4
                                                                          --------             --------
          Total operating costs and expenses.......................        2,660.2              2,731.5
                                                                          --------             --------

    Operating income...............................................           65.5                 58.1
      Interest income..............................................            2.9                  2.1
      Interest expense.............................................          (38.6)               (36.1)
      Equity income from Diamond-Koch..............................            1.5                   -
      Gain on sale of property, plant and equipment................              -                 7.0
                                                                          --------             --------

    Income before income taxes and dividends of
      subsidiary...................................................           31.3                 31.1
      Provision for income taxes...................................           12.7                 12.1
      Dividends on preferred stock of subsidiary...................            2.6                  2.6
                                                                          --------             --------
    Net income.....................................................       $   16.0             $   16.4
                                                                          ========             ========

    Net income per share:
       Basic.......................................................          $0.18               $0.18
       Diluted.....................................................          $0.18               $0.18

    Weighted average number of shares (in thousands):
       Basic.......................................................         86,557             87,284
       Diluted.....................................................         86,643             90,882

    Dividends per share:
       Common Shares...............................................         $0.275             $0.275
       5% Cumulative Convertible Preferred Shares..................           -                $0.625

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                          1999                1998
                                                                          ----                ----
Cash Flows from Operating Activities:
Net income......................................................          $  16.0          $   16.4
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization................................             57.1              65.4
   Provision for losses on receivables..........................              1.7               4.9
   Equity income from Diamond-Koch..............................             (1.5)              -
   Loss (gain) on sale of property, plant and equipment.........              0.1              (7.5)
   Deferred income tax provision................................              6.0               2.9
   Other, net...................................................              0.5              (4.2)
   Changes in operating assets and liabilities:
     Decrease in accounts and notes receivable..................            249.3             154.6
     Decrease in inventories....................................             56.8              97.1
     Decrease in prepaid expenses and other current assets......              2.7              13.2
     Increase in other assets...................................             (8.8)             (7.7)
     Decrease in accounts payable and other current liabilities.           (195.4)           (324.6)
     Decrease in other long-term liabilities....................            (13.0)              5.9
                                                                          -------          --------
       Net cash provided by operating activities................            171.5              16.4
                                                                          -------          --------

Cash Flows from Investing Activities:
 Capital expenditures...........................................            (35.3)            (28.8)
 Deferred refinery maintenance turnaround costs.................            (18.3)             (7.5)
 Proceeds from sales of property, plant and equipment...........              2.2              27.8
                                                                          -------          --------
   Net cash used in investing activities........................            (51.4)             (8.5)
                                                                          -------          --------

Cash Flows from Financing Activities:
 Net change in commercial paper and short-term borrowings.......           (162.6)             25.6
 Repayment of long-term debt....................................             (2.7)             (2.2)
 Payment of cash dividends......................................            (23.8)            (24.9)
 Other, net.....................................................              0.1               4.5
                                                                          -------          --------
   Net cash provided by (used in) financing activities..........           (189.0)              3.0
                                                                          -------          --------

Effect of exchange rate changes on cash.........................              1.2               0.1
                                                                          -------          --------

Net Increase (Decrease) in Cash and Cash Equivalents............            (67.7)             11.0
Cash and Cash Equivalents at Beginning of Period................            176.1              92.0
                                                                          -------          --------

Cash and Cash Equivalents at End of Period......................          $ 108.4          $  103.0
                                                                          =======          ========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in millions)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                          1999                1998
                                                                          ----                ----
Net income......................................................          $16.0               $16.4

Other comprehensive income (loss):
   Foreign currency translation adjustment......................            7.2                 3.7
   Minimum pension liability adjustment, net of income taxes....           (1.1)                  -
                                                                          -----               -----

Comprehensive income............................................          $22.1               $20.1
                                                                          =====               =====

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

NOTE 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Ultramar Diamond Shamrock Corporation (the Company), in accordance with generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast System, which vary significantly during the year; or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

NOTE 2:  Inventories

Inventories consisted of the following:

                                                                             March 31,        December 31,
                                                                               1999               1998
                                                                               ----               ----
                                                                                    (in millions)
      Crude oil and other feedstocks..........................................$189.5            $283.9
      Refined and other finished products and convenience store items..........336.0             296.9
      Materials and supplies................................................... 56.3              54.8
                                                                               -----            ------
           Total inventories..................................................$581.8            $635.6
                                                                               =====             =====

NOTE 3:  Computation of Net Income Per Share

Basic net income per share is calculated as net income less preferred stock dividends divided by the weighted average number of Common Shares outstanding. Diluted net income per share assumes, when dilutive, issuance of the net incremental shares from stock options and restricted stock, and, in 1998, the conversion of the 5% Cumulative Convertible Preferred Shares. The following table reconciles the net income amounts and share numbers used in the computation of net income per share (in millions, except per share data).

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                          1999                1998
                                                                          ----                ----
Basic Net Income Per Share:
Weighted average number of Common Shares outstanding
    (in thousands)...............................................         86,557             87,284
                                                                          ======             ======

Net income.......................................................         $ 16.0             $ 16.4
Dividends on 5% Cumulative Convertible Preferred
     Stock.......................................................              -                1.1
                                                                          ------             ------
Net income applicable to Common Shares...........................         $ 16.0             $ 15.3
                                                                          ======             ======

Basic net income per share.......................................         $ 0.18             $ 0.18
                                                                          ======             ======

Diluted Net Income Per Share:
Weighted average number of Common Shares outstanding
    (in thousands)...............................................         86,557             87,284

Net effect of dilutive stock options based on the treasury stock
method using the average market price............................             86                804

Assumed conversion of 5% Cumulative Convertible Preferred
  Shares (prior to conversion in March 1998).....................              -              2,794
                                                                          ------             ------

Weighted average common equivalent shares........................         86,643             90,882
                                                                          ======             ======

Net income.......................................................         $ 16.0             $ 16.4
                                                                          ======             ======

Diluted net income per share.....................................         $ 0.18             $ 0.18
                                                                          ======             ======

NOTE 4:  Restructuring and Other Charges

In June 1998, the Company adopted a three-year restructuring plan to reduce its retail cost structure by eliminating 341 positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores. In addition, the Company restructured certain pipeline and terminal operations and support infrastructure resulting in the elimination of 125 positions. As of March 31, 1999, 88 convenience stores were sold or closed and 276 employees were terminated under the retail and pipeline and terminal restructuring plans.

In December 1998, the Company finalized plans to eliminate approximately 300 non-essential jobs, programs and expenses and to implement new initiatives designed to further reduce capital employed and improve earnings. As of March 31, 1999, 95 employees were terminated under the profit improvement program.

Changes in accrued restructuring costs for the quarter ended March 31, 1999 were as follows:

                                            Balance at                                              Balance at
                                         December 31, 1998        Payments      Reductions        March 31, 1999
                                         -----------------        --------      ----------        --------------
Severance and related costs                    $19.0                 $6.8           $0.3               $11.9
Lease buyout costs                              14.0                  0.1            0.8                13.1
Fuel system removal costs                       16.1                  0.9            2.8                12.4
                                               -----                 ----           ----               -----
                                               $49.1                 $7.8           $3.9               $37.4
                                               =====                 ====           ====               =====

NOTE 5:  Commitments and Contingencies

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities. Site restoration and environmental remediation and clean-up obligations are accrued either when known or when considered probable and reasonably estimable. Total future environmental costs are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of the Company's liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single year, the Company believes that such costs will not have a material adverse effect on the Company's financial position.

There are various legal proceedings and claims pending against the Company that arise in the ordinary course of business. It is management's opinion, based upon advice of legal counsel, that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 6:  Accounts Receivable Securitization

In March 1999, the Company arranged a $250.0 million revolving accounts receivable securitization facility. On an ongoing basis, the Company sells certain accounts receivable to Coyote Funding, L.L.C. (Coyote), a non-consolidated, wholly-owned subsidiary, which then sells a percentage ownership in such receivables, without recourse, to a third party cooperative corporation. The gross proceeds resulting from the sale of the percentage ownership interest in the receivables totaled $222.0 million as of March 31, 1999. The Company's retained interest in receivables sold to Coyote is included in accounts and notes receivable, net in the accompanying consolidated balance sheet. Discounts and net expenses associated with the sale of receivables totaled $1.3 million and are included in interest expense in the consolidated statement of income for the three months ended March 31, 1999.

NOTE 7:  Business Segments

The Company has three reportable segments: Refining, Retail and Petrochemical/NGL. The Refining segment includes refinery, wholesale, product supply and distribution, and transportation operations. The Retail segment includes Company-operated convenience stores, dealers/jobbers and truckstop facilities, cardlock and home heating oil operations. The Petrochemical/NGL segment includes the equity earnings from Diamond-Koch and earnings from Nitromite fertilizer, NGL marketing and certain NGL pipeline operations. Diamond-Koch is a 50-50 joint venture primarily related to the Mont Belvieu petrochemical assets of the Company and Koch Industries, Inc.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. The Company evaluates performance based on earnings before interest, taxes and depreciation and amortization (EBITDA). Intersegment sales are generally derived from transactions made at prevailing market rates.

                                                                       Petrochemical/
                                            Refining      Retail            NGL           Corporate        Total
                                            --------      ------            ---           ---------        -----
                                                                       (in millions)
Three months ended March 31, 1999:
   Sales and other revenues from
      external customers...............      $1,435.2     $1,266.0          $ 24.5          $  -           $2,725.7
   Intersegment sales..................         488.2          2.1             -               -              490.3
   EBITDA..............................         110.3         52.9             1.0           (41.6)           122.6
   Depreciation and amortization.......          39.8         16.2             0.3             0.8             57.1
   Operating income (loss).............          70.5         36.7             0.7           (42.4)            65.5
   Total assets........................       3,458.2      1,265.7           167.6            71.9          4,963.4

Three months ended March 31, 1998:
   Sales and other revenues from
      external customers...............       1,280.0      1,428.3            81.3             -            2,789.6
   Intersegment sales..................         521.1          1.0             6.1             -              528.2
   EBITDA..............................          70.1         67.3            15.5           (29.4)           123.5
   Depreciation and amortization.......          37.7         23.1             2.4             2.2             65.4
   Operating income (loss).............          32.4         44.2            13.1           (31.6)            58.1
   Total assets........................       3,199.6      1,314.3           224.1           563.6          5,301.6

The following summarizes the reconciliation of reportable segment operating income to consolidated operating income for the three months ended March 31, 1999 and 1998 (in millions):

                                                            1999       1998
                                                            ----       ----
Operating income:
  Total operating income for reportable segments...        $107.9     $ 89.7
  Other income (loss)..............................         (42.4)     (31.6)
                                                            -----      -----
     Consolidated operating income.................        $ 65.5     $ 58.1
                                                            =====       ====

NOTE 8:  Diamond 66

On March 19, 1999, the Company and Phillips Petroleum Company terminated discussions related to the formation of a proposed joint venture (Diamond 66) between the two companies. During the first quarter of 1999, the Company expensed $11.0 million of transaction costs incurred related to the formation of Diamond 66, which costs are included in selling, general and administrative expenses.

NOTE 9:  Proposed Sale of the Michigan System

In December 1998, the Company announced plans to consider the sale of the Michigan operations, which consist of the Alma Refinery, product and crude pipelines, four terminals and 183 convenience stores. The Company has received and is currently reviewing several proposals from interested parties; however, no agreements or final decision has been made relating to a possible sale of such assets.

NOTE 10:  Subsequent Events

On May 4, 1999, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on June 3, 1999 to holders of record on May 20, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

Ultramar Diamond Shamrock Corporation (the Company) is a leading independent refiner and retailer of high-quality refined products and convenience store merchandise in the central and southwest regions of the United States (the US System), and the northeast United States and eastern Canada (the Northeast System). Its operations consist of seven refineries, over 5,900 convenience stores, pipelines, a home heating oil business, and related petrochemical operations.

The Company's operating results are affected by Company-specific factors, primarily its refinery utilization rates and maintenance turnarounds; seasonal factors, such as the demand for petroleum products and working capital requirements; and industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products and industry supply capacity. The effect of crude oil price changes on the Company's operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes. As a result, the Company's earnings have been volatile in the past and may be volatile in the future.

On March 19, 1999 the Company and Phillips Petroleum Company (Phillips) terminated discussions related to the formation of a proposed joint venture (Diamond 66) between the two companies. During the first quarter of 1999, the Company expensed $11.0 million of transaction costs incurred related to the formation of Diamond 66.

Seasonality

In the Northeast  System,  demand for petroleum  products  varies  significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for home heating oil during the winter months results in the Company's Northeast System having significantly higher accounts receivable and inventory levels during the first and fourth quarters of each year. The Company's US System is less affected by seasonal fluctuations in demand than its operations in the Northeast System. The working capital requirements of the US System, though substantial, show little fluctuation throughout the year. Both the US and Northeast Systems are impacted by the increased demand for gasoline during the summer driving season.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Financial and operating data by geographic area for the three months ended March 31, 1999 and 1998 are as follows:

Financial Data:

                                                                  Three Months Ended March 31,
                                            --------------------------------------------------------------------------
                                                          1999                                    1998
                                            ----------------------------------      ----------------------------------
                                                US     Northeast       Total            US     Northeast       Total
                                                --     ---------       -----            --     ---------       -----
                                                                          (in millions)
Sales and other revenues...............     $2,146.6       $579.1     $2,725.7      $2,132.8       $656.8     $2,789.6
Cost of products sold (1)..............      1,241.8        305.4      1,547.2       1,256.0        365.3      1,621.3
Operating expenses.....................        227.5         28.2        255.7         257.0         30.9        287.9
Selling, general and
  administrative expenses (2)..........         48.0         39.4         87.4          38.3         40.3         78.6
Taxes other than income taxes..........        543.4        169.4        712.8         499.8        178.5        678.3
Depreciation and amortization..........         47.9          9.2         57.1          56.5          8.9         65.4
                                             -------        -----      -------       -------        -----      -------
Operating income.......................     $   38.0       $ 27.5         65.5      $   25.2       $ 32.9         58.1
                                             =======        =====                    =======        =====
Interest income........................                                    2.9                                     2.1
Interest expense.......................                                  (38.6)                                  (36.1)
Equity income from Diamond-Koch (3)....                                    1.5                                     -
Gain on sale of assets (4).............                                      -                                   7.0
                                                                       ---------                               -------
Income before income taxes and
  dividends of subsidiary..............                                   31.3                                    31.1
Provision for income                                                      12.7                                    12.1
taxes.............
Dividends on subsidiary stock..........                                    2.6                                     2.6
                                                                       ---------                               -------
Net income.............................                               $   16.0                                $   16.4
                                                                       =========                               =======

(1) In March 1998, the Company recorded a $13.6 million non-cash reduction in the carrying value of inventories due to the significant market drop in crude oil and refined product prices during the first quarter of 1998.

(2) In March 1999, the Company expensed $11.0 million of transaction costs associated with the termination of the proposed Diamond 66 joint venture.

(3) In September 1998, the Company contributed certain of its petrochemical assets to the Diamond-Koch joint venture, which is being accounted for using the equity accounting method. Operating income in the first quarter of 1998 for the petrochemical assets contributed was $4.9 million, excluding overhead.

(4) In March 1998, the Company recognized a $7.0 million gain on the sale of a 25% interest in a pipeline and terminal facility.

Operating Data:
--------------
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1999         1998
                                                       ----         ----
US System

   Mid-Continent Refineries (1)
        Throughput (bpd)............................. 390,600      402,300
        Margin (dollars per barrel) (2)..............  $ 3.27       $ 3.10
        Operating cost (dollars per barrel)..........  $ 1.87       $ 2.02

   Wilmington Refinery
        Throughput (bpd)............................. 131,800      124,000
        Margin (dollars per barrel)..................  $ 5.53       $ 4.82
        Operating cost (dollars per barrel)..........  $ 1.70       $ 2.28

   Retail
        Fuel volume (bpd)............................ 170,900      167,300
        Fuel margin (cents per gallon)...............    10.9         13.9
        Merchandise sales ($1,000/day)............... $ 3,188      $ 2,927
        Merchandise margin (%).......................   26.1%        30.7%

Northeast System

   Quebec Refinery
        Throughput (bpd)............................. 158,200      156,500
        Margin (dollars per barrel)(2)...............  $ 1.68       $ 2.23
        Operating cost (dollars per barrel)..........  $ 0.86       $ 1.03

   Retail
        Fuel volume (bpd)............................  73,500       70,100
        Overall margins (cents per gallon) (3).......    25.8         29.1

(1) The Mid-Continent Refineries include the Alma, Ardmore, Denver, McKee and Three Rivers Refineries.

(2) Refinery margins for 1998 exclude the impact of the non-cash charge for the reduction in the carrying value of crude oil and refined product inventories due to the drop in crude oil and refined product prices. Had the non-cash charge for the reduction of inventories been included in the refinery margin computations, the 1998 refinery margins would have been $2.91 per barrel for the Mid-Continent Refineries and $1.75 per barrel for the Quebec Refinery.

(3) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the quarter ended March 31, 1999 totaled $16.0 million as compared to $16.4 million for the quarter ended March 31, 1998. The first quarter of 1999 included a $6.6 million after-tax charge to record expenses associated with the termination of the proposed Diamond 66 joint venture. The first quarter of 1998 included a $4.3 million after-tax gain on the sale of a 25% interest in a pipeline and terminal facility and an $8.3 million after-tax non-cash charge to reduce inventories due to the continuing drop in crude oil and refined product prices. Excluding these unusual items, net income would have been $22.6 million in 1999 as compared to $20.4 million in 1998. On a per share basis, basic and diluted net income per share for both the first quarter of 1999 and 1998 was $0.18 per share.

US System

The US System had operating income of $38.0 million for the first quarter of 1999, as compared to $25.2 million for the first quarter of 1998. The increase in operating income was primarily due to improved refinery margins and lower operating expenses.

Overall, US refining operations improved significantly over 1998 levels due to higher refinery margins and lower operating costs. The lower industry refining margins resulting from high inventories and declining crude oil prices in the early part of the first quarter of 1999 negatively impacted the Mid-Continent Refineries' margin. However, the Mid-Continent Refineries benefited $1.15 per barrel from the positive effect of buying their crude oil 40 days in advance in the latter part of the quarter when crude oil prices began to rise, which resulted in a $3.27 per barrel refinery margin for the first quarter of 1999. In addition, the operating costs were lower in 1999 by $0.15 per barrel as compared to 1998 due to lower utility and maintenance expenses. The decrease in refining throughput for the Mid-Continent Refineries, from 402,300 barrels per day in 1998 to 390,600 barrels per day in 1999, was due to planned production cuts in January and February 1999 implemented to counter the effect of weak industry margins.

The Wilmington Refinery margin improved 14.7% from $4.82 per barrel in 1998 to $5.53 per barrel 1999 as the Company benefited from the supply imbalance in the California market, which was caused by unplanned shutdowns at several West Coast refineries. In addition, throughput at the Wilmington Refinery increased 6.3% to 131,800 barrels per day due to the debottlenecking of the fluid catalytic cracking unit (FCCU) in December 1998.

The US retail operations were negatively impacted by the sharp increase in wholesale gasoline prices, which increased faster than the retail pump prices. The retail fuel margin declined from 13.9 cents per gallon in 1998 to 10.9 cents per gallon in 1999. However, the Company realized a 2.2% increase in the retail fuel volume in 1999 as compared to 1998 due to an aggressive pricing program initiated to increase per store volumes. Partially offsetting the negative 1999 fuel margin was the 8.9% growth in merchandise sales in 1999 as compared to 1998. The merchandise margin, however, declined to 26.1% in 1999 due to the increase in cigarette prices, which could not be fully passed on to customers.

Selling, general and administrative expenses for the first quarter of 1999 were $9.7 million higher than in the first quarter of 1998 due to the $11.0 million of transaction costs associated with the termination of the proposed Diamond 66 joint venture.

Northeast System

Sales and other revenues in the Northeast System decreased $77.7 million from $656.8 million in the first quarter of 1998 to $579.1 million in the first quarter of 1999. The decline in sales was due to reduced selling prices of refined products as a result of lower crude oil prices compared to 1998.

Throughput for the first quarter of 1999 increased 1,700 barrels per day over the first quarter of 1998. The lower throughput for the first quarter of 1998 was attributed to the shutdown of the crude unit for repairs. The refinery margin decreased $0.55 per barrel from $2.23 per barrel in the first quarter of

1998 to $1.68 per barrel in the first quarter of 1999 reflecting high product inventories and the resulting reduced refinery margins in the Atlantic Basin since the beginning of 1999. Partially offsetting the reduced refinery margin were lower operating costs which declined to $0.86 per barrel in 1999 from $1.03 per barrel in 1998 due to lower supply and distribution expenses related to the wholesale operations.

Retail operations benefited from a 4.9% increase in fuel volumes despite the warm temperatures in the Northeast which reduced home heating oil volumes. The overall retail margin declined to 25.8 cents per gallon in 1999 as the increased sales were generated from the motorist and cardlock businesses, which have lower margins as compared to the home heating oil business.

Selling, general and administrative expenses for the first quarter of 1999 were comparable to the first quarter of 1998 due to lower haulage and delivery expenses in the home heating oil business, which were partially offset by higher administrative expenses associated with severance costs for a departing executive.

Corporate

Interest expense of $38.6 million in the first quarter of 1999 was $2.5 million higher than in the corresponding quarter of 1998 due to higher average borrowings in 1999 as compared to 1998.

The consolidated income tax provisions for the first quarter of 1999 and 1998 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1999 and 1998 of 40.0% and 39.0%, respectively. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.

Outlook

The Company's earnings depend largely on refining and retail margins. The petroleum refining and marketing industry has been and continues to be volatile and highly competitive. The cost of crude oil purchased by the Company as well as the price of refined products sold by the Company have fluctuated widely in the past. As a result of the historic volatility of refining and retail margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels.

Industry refining margins during the first quarter of 1999 continued in record-low territory until mid-February when margins finally bottomed-out. With margins approaching zero, or in the case of the Chicago market dropping below zero, and with storage for refined products filled to capacity, some refiners made significant production cuts and margins started to improve. At the same time, several West Coast refineries reduced run rates as a result of a series of mishaps and unplanned outages. With margins already turning around throughout the United States, the disruption in the tightly balanced West Coast market had a ripple effect throughout the country and the quarter ended with improved refining margins.

As the second quarter of 1999 begins, crude oil prices have risen as OPEC seems to be making good on their promise to cut crude oil output. The immediate effect has been a reduction in refining margins as the run-up in crude oil prices has outpaced increases in wholesale gasoline prices. At the same time, the deep discounts for crude oil purchased in the prompt month that led to full utilization of refining capacity throughout 1998 and into early 1999 have now been replaced with the more normal premium for prompt month barrels. The premium to purchase current barrels acts as a disincentive for refiners to refine barrels in excess of current requirements because next month's barrels are available at a discount from today's prices. As a consequence, utilization rates should retreat from last year's record highs, and with demand for refined products still robust, inventory levels should decline. As crude oil prices stabilize and refined product inventories decline, refining and retail margins should improve.

See "Certain Forward-Looking Statements."

Capital Expenditures

The petroleum refining and marketing industry is a capital intensive business. Significant capital requirements include expenditures to upgrade or enhance refinery operations to meet environmental regulations and maintain the Company's competitive position, as well as to acquire, build and maintain broad-based retail networks. The capital requirements of the Company's operations consist primarily of:

  - maintenance expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

  - growth opportunity expenditures, such as those planned to expand and upgrade its retail business, to increase the capacity of certain refinery processing units and pipelines and to construct additional petrochemical processing units.

During the quarter ended March 31, 1999, capital expenditures totaled $35.3 million of which $17.2 million related to maintenance expenditures and $18.1 million related to growth opportunity expenditures. Approximately $12.4 million and $4.2 million of costs have been incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the quarter ended March 31, 1999, the Company also incurred $18.3 million in refinery maintenance turnaround costs primarily at the Wilmington Refinery.

Growth opportunity expenditures for the quarter ended March 31, 1999 included:

  - $9.5 million associated with the implementation of the Company's new infor-mation technology system, and

  - $5.5 million to revamp the McKee Refinery's FCCU power train.

The Company is continually investigating strategic acquisitions and other business opportunities, some of which may be material, that will complement its current business activities.

The Company expects to fund its capital expenditures from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under its bank credit facilities and its commercial paper program discussed below. In addition, depending upon its future needs and the cost and availability of various financing alternatives, the Company may, from time to time, seek additional debt or equity financing in the public or private markets.

Liquidity and Capital Resources

As of March 31, 1999, the Company had cash and cash equivalents of $108.4 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of March 31, 1999, the Company had borrowing capacity of approximately $614.4 million remaining under its committed bank facilities and commercial paper program and had approximately $610.9 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The Company also has $69.1 million available pursuant to committed lease facilities aggregating $355.0 million under which the lessors will construct or acquire and lease to the Company primarily convenience stores.

The bank facilities and other debt agreements, as amended, require that the Company maintain certain financial ratios and other restrictive covenants. The Company is in compliance with such covenants and believes that such covenants will not have a significant impact on the Company's liquidity or its ability to pay dividends. The Company believes its current sources of funds will be sufficient to satisfy its capital expenditure, working capital, debt service and dividend requirements for at least the next twelve months.

Effective March 29, 1999, the Company established a revolving accounts receivable securitization facility (Securitization Facility) which provides the Company with the ability to sell up to $250.0 million of accounts receivable on an ongoing basis. In connection with the Securitization Facility, the Company sells, on a revolving basis, an undivided interest in certain of its trade and credit card receivables. The proceeds from the sale of accounts receivable, which totaled $222.0 million at March 31, 1999, were used to reduce the Company's outstanding indebtedness under its commercial paper program. The remaining availability under the Securitization Facility will be used, among other purposes, to further reduce debt.

On May 4, 1999, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on June 3, 1999, to holders of record on May 20 , 1999.

Cash Flows for the Three Months Ended March 31, 1999

During the first quarter ended March 31, 1999, the Company's cash position decreased $67.7 million to $108.4 million. Net cash provided by operating activities was $171.5 million including the receipt of $222.0 million from the sale of trade and credit card receivables under the Company's Securitization Facility.

Net cash used in investing activities during the quarter ended March 31, 1999 totaled $51.4 million including $35.3 million for capital expenditures and $18.3 million for refinery maintenance turnaround costs.

Net cash used in financing activities during the quarter ended March 31, 1999 totaled $189.0 million, including payments to reduce short-term borrowings of $162.6 million and for cash dividends totaling $23.8 million.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at March 31, 1999 by $104.8 million. Although the Company expects the exchange rate to fluctuate during 1999, it cannot reasonably predict its future movement.

With the exception of its crude oil costs, which are U.S. dollar denominated, fluctuations in the Canadian dollar exchange rate will affect the U.S. dollar amount of revenues and related costs and expenses reported by the Canadian operations. The potential impact on the refining margin of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by the Company's pricing policies in the Northeast System, which generally pass on any change in the cost of crude oil. Retail margins, on the other hand, have been adversely affected by exchange rate fluctuations as competitive pressures have, from time to time, limited the Company's ability to promptly pass on the increased costs to the ultimate consumer. The Company has considered various strategies to manage currency risk, and it hedges the Canadian currency risk when such hedging is considered economically appropriate.

Year 2000 Issue

State of Readiness
In 1997, the Company commenced efforts to address Year 2000 issues and subsequently formalized an enterprise-wide effort to assess and mitigate or eliminate the business risk associated with Year 2000 issues, focusing on:

  - information technology (IT) computer hardware and software systems,

  - internal process control equipment outside of the IT area used in the refining or retail operations, and

  - interfaces and support services from key suppliers, vendors and customers.

A Company-wide process is in place to inventory, assess, test, remediate and develop contingency plans for addressing the Year 2000 issues described above. The process is ongoing and is periodically reassessed as new information becomes known, and the process is revised accordingly. The Company has also engaged outside consultants to assist in addressing its Year 2000 issues.

The Company's Northeast IT systems are not Year 2000 compliant. As a result, the Company is implementing a new stand-alone enterprise-wide IT system which will bring the Northeast into compliance by the third quarter of 1999. This new enterprise-wide IT system will also be implemented in the US operations during the fourth quarter of 1999 because it offers superior technological enhancements and operating efficiencies not available in the existing US IT system. The cost of the new enterprise-wide IT system for the Northeast and US is expected to be approximately $48.0 million, with most of the costs being capitalized. As of March 31, 1999, the Company has incurred $13.2 million of costs related to the new IT system.

The Company believes it has identified most of the significant exposure items associated with internal process control equipment used at the refineries and throughout the retail operations, and has implemented a plan to bring such equipment into Year 2000 compliance. The Company has also corresponded with its key suppliers, vendors and customers and has developed a plan to mitigate potential exposure areas. The estimated cost to be incurred for the verification and testing of the systems implemented in 1995 and the non-IT and third-party corrective action plans range from $28.2 million to $44.0 million, with most of the costs being capitalized. The actual costs incurred will depend on the alternative chosen for each corrective action. Management anticipates that all corrective actions will be completed by December 31, 1999 to ensure minimal disruption to operations as the new millennium begins.

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

As a matter of operating policy, the Company routinely analyzes production and automation systems for potential failures, such as interruptions in the supply of raw materials or utilities. It is not anticipated that a problem in these areas will have a significant impact on the Company's ability to continue normal business activities. In addition, it is not expected that these failures would impact safety or the environment nor have a material impact on production or sales. Any problems in these systems can be dealt with using existing operating procedures.

The worst case scenario would be that the Company's failure or the failure of key suppliers, vendors and customers to correct material Year 2000 issues could result in serious disruptions in normal business activities and operations. Such disruptions could prevent the Company from refining crude oil and delivering refined products to customers. While the Company does not expect a worst case scenario, if it were to occur and could not be corrected on a timely basis or otherwise mitigated by contingency plans, it could have a material adverse impact on the Company's results of operations, liquidity and financial position.

Contingency Plans
Based on the current assessments and analysis of the Company's Year 2000 readiness and that of key suppliers, vendors and customers, Year 2000 specific contingency plans are being developed for critical business operations. The Company's US IT systems were initially assessed as being fundamentally Year 2000 compliant resulting from the 1995 implementation of a new IT system and the migration in early 1998 of Total's operations to such new system at a cost of $4.3 million. As a result of recent declarations by the vendor who developed the system implemented in 1995, the Company has decided, as a part of its contingency planning, to verify and test certain aspects of these systems during 1999 to mitigate as much as possible any material adverse impact which may arise from possible Year 2000 issues. Those systems would only be used in the new millenium as a contingency in the event the new enterprise-wide IT systems are not yet operating.

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

See "Certain Forward-Looking Statements."

Certain Forward-Looking Statements

This quarterly report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the U. S. Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar expressions, as they relate to the Company or its subsidiaries or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors.

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and commodity prices related to crude oil, refined products and natural gas. To manage or reduce these market risks, the Company uses interest rate swaps, foreign exchange contracts, and commodity futures and price swap contracts. The Company's policy governing the use of derivatives requires that every derivative relate to an underlying, offsetting position, anticipated transaction or firm commitment and prohibits the use of highly complex or leveraged derivatives. Beginning in 1999, the Company revised its feedstock procurement program to allow for limited discretionary hedging activities based on expectations of future market conditions. A summary of the Company's primary market risk exposures and its use of derivative financial instruments is presented below.

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

The following table provides information about the Company's long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted average interest rates by expected maturity dates, after consideration of refinancing, are presented. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average floating rates are based on implied forward rates in the yield curve at March 31, 1999.

                                              Expected Maturity - Year Ending December 31,
                                 -------------------------------------------------------------------
                                                                                                          Fair Value
                                 1999      2000      2001      2002      2003      Thereafter  Total     March 31,1999
                                 ----      ----      ----      ----      ----      ----------  -----     -------------
                                                                  (in millions)
Long-term Debt:
   Fixed rate.................. $ 3.6     $14.7     $86.5     $492.2    $35.0     $914.1     $1,546.1    $1,572.8
     Average interest rate......  8.6%      9.3%      9.6%       8.8%     8.9%       7.6%         8.1%        N/A
   Floating rate............... $   -     $   -     $   -     $220.9    $   -     $    -     $  220.9    $  220.9
     Average interest rate......    -%        -%        -%       5.1%       -%         -%         5.1%        N/A

Interest Rate Swaps:
   Fixed to floating........... $   -     $   -     $   -     $200.0    $   -     $250.0     $  450.0    $  450.0
     Average pay rate........... 4.88%     5.23%      5.57%      5.79%    5.85%      6.32%        5.90%       N/A
     Average receive rate....... 6.43%     6.43%      6.43%      6.43%    6.59%      6.85%        6.66%       N/A


Foreign Currency Risk

The Company periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At March 31, 1999, the Company had short-term foreign exchange contracts totaling $16.7 million. The Company's exposure to market risk is minimal on these contracts as they matured on April 1, 1999.

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

As of March 31, 1999, the Company had outstanding commodity futures and price swap contracts to buy $586.0 million and sell $374.6 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 6.4 million barrels of crude oil and refined products which mature on various dates through June 2002. The fair value of commodity futures contracts is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current published quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

The information below reflects the Company's price swaps and futures contracts that are sensitive to changes in crude oil or refined product commodity prices. The table presents the notional amounts in barrels for crude oil, the weighted average contract prices and the total contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of barrels of crude oil to be exchanged under the futures contract.

                                                                                                              Weighted
                                                                      Fair                    Contract        Average
                                                       Carrying       Value     Contract      Volumes          Price
Year Ending December 31,                                Amount       Amount      Amount      In Barrels      Per Barrel
                                                       --------      ------     --------     ----------      ----------
                                                                 (in millions, except weighted average price)
Crude Procurement:
Futures contracts - buy:
  1999............................................      $11.5        $16.9       $189.5          12.0         $15.80
  2000............................................        4.0          4.0         54.7           3.4          15.85

Futures contracts - sell:
  1999............................................      (18.4)       (43.0)       296.9          18.1          16.42

Price swaps:
  2002............................................       (9.1)       (13.4)       140.0           6.4          22.00

Discretionary:
Futures contracts - buy:
  1999............................................       35.5         35.5        201.9          12.5          16.18

Futures contracts - sell:
  1999............................................      (17.3)       (17.3)        77.7           4.9          15.75

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

The Company's 1999 Annual Meeting of Stockholders was held on May 4, 1999 in San Antonio, Texas. At the meeting, the Company's stockholders elected four directors to serve three-year terms expiring in 2002, and ratified the appointment of Arthur Andersen LLP to serve as independent accountants for the Company and its subsidiaries for 1999.

The following tables summarize the number of votes cast for, against or withheld, and number of abstentions as to each matter:

                              Election of Directors

     Name                    Total Votes For             Total Votes Withheld

H. Frederick Christie          77,119,910                      275,158
W.H. Clark                     77,115,798                      279,270
Jean R. Gaulin                 77,115,014                      280,054
Bob Marbut                     77,124,873                      270,195


         Ratification of Arthur Andersen LLP as Independent Accountants

       For                       Against                         Abstain

    77,145,166                   57,336                          192,566

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 Performance Support Agreement dated March 29, 1999 among the Company, Asset Securitization Cooperative Corporation (ASCC), and Canadian Imperial Bank of Commerce (CIBC).

    10.2  Credit Card Receivables Purchase Agreement  dated March 29, 1999 among
          Coyote   funding,  L.L.C.  (Coyote),  Diamond  Shamrock  Refining  and
          Marketing Company (DSRMC), ASCC and CIBC.

    10.3 Trade Receivables Purchase Agreement dated March 29, 1999 among Coyote, DSRMC, ASCC and CIBC.

    27.1  Financial Data Schedule

(b) Reports on Form 8-K

    None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAMAR DIAMOND SHAMROCK CORPORATION


By:  /s/ H. Pete Smith
         H. PETE SMITH
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         May 13, 1999