Form 10-Q
period 1999-06-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1999-08-13
CIK 887207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

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

                                  Yes   X   No
                                      ----     ----

As of July 30, 1999, 86,619,000 shares of Common Stock, $0.01 par value, were outstanding and the aggregate market value of such stock as of July 30, 1999 was $2,046,376,000.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1999 and
          December 31, 1998.............................................       3

        Consolidated Statements of Operations for the Three and
          Six Months Ended June 30, 1999 and 1998.......................       4

        Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and 1998..................................       5

        Consolidated Statements of Comprehensive Income (Loss)
          for the Three and Six Months Ended June 30, 1999 and 1998.....       6

        Notes to Consolidated Financial Statements......................       7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................      12

Item 3. Quantitative and Qualitative Disclosures About Market Risk......      25

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................      27

Item 6. Exhibits and Reports on Form 8-K................................      27

                 SIGNATURE..............................................      28

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                    June 30,        December 31,
                                                      1999             1998
                                                      ----             ----
                                                   (Unaudited)

                      Assets
Current assets:
  Cash and cash equivalents                        $  144.9            $  176.1
  Accounts and notes receivable, net                  340.3               562.7
  Inventories                                         563.9               635.6
  Prepaid expenses and other current assets            28.9                33.0
  Deferred income taxes                                98.4                98.4
                                                   --------            --------
    Total current assets                            1,176.4             1,505.8
                                                   --------            --------

Property, plant and equipment                       4,504.7             4,423.2
Less accumulated depreciation and amortization     (1,252.6)           (1,162.0)
                                                    --------            -------
  Property, plant and equipment, net                3,252.1             3,261.2
Other assets, net                                     578.8               548.0
                                                   --------            --------
  Total assets                                     $5,007.3            $5,315.0
                                                   ========            ========

       Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable and current portion of
    long-term debt                                 $    4.9            $    5.8
  Accounts payable                                    331.0               366.0
  Accrued liabilities                                 384.4               402.4
  Taxes other than income taxes                       306.0               343.0
  Income taxes payable                                 26.6                28.9
                                                   --------            --------
    Total current liabilities                       1,052.9             1,146.1
                                                   --------            --------

Long-term debt, less current portion                1,653.4             1,926.2
Other long-term liabilities                           439.1               453.7
Deferred income taxes                                 241.4               205.0
Commitments and contingencies

Company obligated preferred stock of subsidiary       200.0               200.0

Stockholders' equity:
  Common Stock, par value $0.01 per share:
    250,000,000 shares authorized, 86,613,000
    and 86,558,000 shares issued and outstanding
    as of June 30, 1999  and December 31, 1998          0.9                 0.9
  Additional paid-in capital                        1,514.3             1,512.7
  Treasury stock                                     (100.6)             (100.1)
  Retained earnings                                    99.2                82.5
  Accumulated other comprehensive loss                (93.3)             (112.0)
                                                   --------            --------
    Total stockholders' equity                      1,420.5             1,384.0
                                                    --------           --------
    Total liabilities and stockholders' equity     $5,007.3            $5,315.0
                                                   ========            ========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, in millions, except share and per share data)


                                                                          Three Months Ended                  Six Months Ended
                                                                                June 30,                           June 30,
                                                                                --------                           --------
                                                                         1999             1998               1999         1998
                                                                         ----             ----               ----         ----
Sales and other revenues (including excise taxes)                     $ 3,385.8         $ 3,041.0         $ 6,111.5     $ 5,830.6
                                                                       ----------       -----------       -----------   ----------

Operating costs and expenses:
   Cost of products sold                                                2,112.1           1,726.4           3,659.3       3,347.7
   Operating expenses                                                     258.0             288.0             513.7         575.9
   Selling, general and administrative expenses                            73.5              83.2             149.9         161.8
   Taxes other than income taxes                                          768.2             758.0           1,481.0       1,436.3
   Depreciation and amortization                                           59.4              58.1             116.5         123.5
   Restructuring and other charges                                           --             142.8              11.0         142.8
                                                                       ----------       -----------       -----------   -----------
      Total operating costs and expenses                                3,271.2           3,056.5           5,931.4       5,788.0
                                                                       ----------       -----------       -----------   -----------

Operating income (loss)                                                   114.6             (15.5)            180.1          42.6
  Interest income                                                           2.9               2.2               5.8           4.3
  Interest expense                                                        (37.4)            (36.0)            (76.0)        (72.1)
  Equity income from Diamond-Koch                                           5.7                --               7.2            --
  Gain on sale of property, plant and equipment                              --                --                --           7.0
                                                                       ----------       -----------       -----------   -----------

Income (loss) before income taxes and
  dividends of subsidiary                                                  85.8             (49.3)            117.1         (18.2)
  Provision for income taxes                                              (34.9)             (0.7)            (47.6)        (12.8)
  Dividends on preferred stock of subsidiary                               (2.5)             (2.6)             (5.1)         (5.2)
                                                                       ----------       -----------       -----------   -----------
Net income (loss)                                                     $    48.4         $   (52.6)             64.4     $   (36.2)
                                                                       ==========       ===========       ===========   ===========


Net income (loss) per share:
  Basic                                                               $     0.56        $    (0.58)       $     0.74    $    (0.42)
  Diluted                                                             $     0.56        $    (0.58)       $     0.74    $    (0.42)

Weighted average number of shares (in thousands):
  Basic                                                                86,593            90,220            86,575        88,760
  Diluted                                                              86,703            90,220            86,673        88,760

Dividends per share:
  Common Shares                                                       $     0.275       $     0.275       $     0.550   $     0.550
  5% Cumulative Convertible Preferred Shares                          $      --         $        --       $      --     $     0.625

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)

                                                                             Six Months Ended June 30,
                                                                              1999              1998
                                                                              ----              ----
Cash Flows from Operating Activities:
Net income (loss)..................................................          $  64.4          $ (36.2)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization...................................            116.5            123.5
   Provision for losses on receivables.............................              3.6              6.9
   Restructuring charges - write-down of property, plant
     and equipment and goodwill....................................                -             82.1
   Equity income from Diamond-Koch.................................             (7.2)               -
   Loss (gain) on sale of property, plant and equipment............              1.8             (8.4)
   Deferred income tax provision...................................             33.7              4.5
   Other, net......................................................              1.5              1.6
   Changes in operating assets and liabilities:
     Decrease in accounts and notes receivable.....................            216.2             80.5
     Decrease in inventories.......................................             79.6            114.7
     Decrease in prepaid expenses and other current assets.........              4.3             10.7
     Increase in other assets......................................             (3.3)            (3.4)
     Decrease in accounts payable and other current liabilities....           (120.6)          (274.1)
     Decrease in other long-term liabilities.......................            (17.7)            (3.9)
                                                                             -------          -------
       Net cash provided by operating activities...................            372.8             98.5
                                                                             -------          -------
Cash Flows from Investing Activities:
 Capital expenditures..............................................            (73.8)           (64.9)
 Deferred refinery maintenance turnaround costs....................            (24.1)           (21.1)
 Proceeds from sales of property, plant and equipment..............             10.7             48.2
                                                                             -------          -------
   Net cash used in investing activities...........................            (87.2)           (37.8)
                                                                             -------          -------
Cash Flows from Financing Activities:
 Net change in commercial paper and short-term borrowings..........           (238.6)            37.2
 Repayment of long-term debt.......................................            (35.7)           (34.0)
 Payment of cash dividends.........................................            (47.6)           (49.7)
 Other, net........................................................              1.5              6.6
                                                                             -------          -------
   Net cash used in financing activities...........................           (320.4)           (39.9)
                                                                             -------          -------
Effect of exchange rate changes on cash............................              3.6             (0.3)
                                                                             -------          -------
Net Increase (Decrease) in Cash and Cash Equivalents...............            (31.2)            20.5
Cash and Cash Equivalents at Beginning of Period...................            176.1             92.0
                                                                             -------          -------
Cash and Cash Equivalents at End of Period.........................          $ 144.9          $ 112.5
                                                                             =======          =======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (Unaudited, in millions)

                                                                    Three Months Ended        Six Months Ended
                                                                        June 30,                  June 30,
                                                                        --------                  --------
                                                                   1999         1998         1999          1998
                                                                   ----         ----         ----          ----
Net income (loss)...............................................   $48.4       $(52.6)       $64.4        $(36.2)

Other comprehensive income (loss):
   Foreign currency translation adjustment......................    12.6        (16.8)        19.8         (13.1)
   Minimum pension liability adjustment,
     net of income taxes........................................       -            -         (1.1)            -
                                                                   -----       ------        -----        ------
Comprehensive income (loss).....................................   $61.0       $(69.4)       $83.1        $(49.3)
                                                                   =====       ======        =====        ======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast System, which vary during the year; or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

NOTE 2:  Inventories

Inventories consisted of the following:

                                                    June 30,       December 31,
                                                     1999             1998
                                                     ----             ----
                                                          (In millions)

  Crude oil and other feedstocks................     $224.1          $283.9
  Refined and other finished products and
    convenience store items.....................      285.0           296.9
  Materials and supplies........................       54.8            54.8
                                                     ------          ------
         Total inventories......................     $563.9          $635.6
                                                     ======          ======

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3:  Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is calculated as net income (loss) less preferred stock dividends divided by the weighted average number of Common Shares outstanding. Diluted net income (loss) per share assumes, when dilutive, issuance of the net incremental shares from stock options and restricted stock, and, in 1998, the conversion of the 5% Cumulative Convertible Preferred Shares. The following table reconciles the net income (loss) amounts and share numbers used in the computation of net income (loss) per share (in millions, except share and per share data).

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                        --------                  --------
                                                                   1999         1998         1999          1998
                                                                   ----         ----         ----          ----
Basic Net Income (Loss) Per Share:
Weighted average number of Common Shares outstanding
    (in thousands)...............................................  86,593       90,220       86,575      $88,760
                                                                  ========     ========     ========     ========

Net income (loss)................................................ $  48.4      $ (52.6)     $  64.4      $ (36.2)
Dividends on 5% Cumulative Convertible Preferred Stock...........       -            -            -          1.1
                                                                  --------     --------     --------     --------
Net income (loss) applicable to Common Shares.................... $  48.4      $ (52.6)     $  64.4      $  37.3)
                                                                  ========     ========     ========     ========

Basic net income (loss) per share................................ $   0.56     $  (0.58)    $   0.74     $  (0.42)
                                                                  ========     ========     ========     ========

Diluted Net Income (Loss) Per Share:
Weighted average number of Common Shares outstanding
    (in thousands)...............................................  86,593       90,220       86,575       88,760

Net effect of dilutive stock options based on the treasury
stock method using the average market price......................     110            -           98            -
                                                                  --------     --------     --------     --------

Weighted average common equivalent shares........................  86,703       90,220       86,673       88,760
                                                                  ========     ========     ========     ========

Net income (loss)................................................  $ 48.4      $ (52.6)     $  64.4      $ (37.3)  (1)
                                                                  ========     ========     ========     ========

Diluted net income (loss) per share..............................  $  0.56     $  (0.58)    $   0.74     $  (0.42)
                                                                  ========     ========     ========     ========

(1) Includes dividends on 5% Cumulative Convertible Preferred Shares.


NOTE 4:  Restructuring and Other Charges

In June 1998, the Company adopted a three-year restructuring plan to reduce its retail cost structure by eliminating 341 positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores. In addition, the Company restructured certain pipeline and terminal operations and support infrastructure resulting in the elimination of 125 positions. As of June 30, 1999, 122 convenience stores were sold or closed and 281 employees were terminated under the retail and pipeline and terminal restructuring plans.

In December 1998, the Company finalized plans to eliminate approximately 300 non-essential jobs, programs and expenses and to implement new initiatives designed to further reduce capital employed and improve earnings. As of June 30, 1999, 127 employees were terminated under the profit improvement program.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in accrued restructuring costs for the six months ended June 30, 1999 were as follows (in millions):

                                             Balance at                                              Balance at
                                          December 31, 1998        Payments       Reductions        June 30, 1999
Severance and related costs                     $19.0                $13.2           $0.3              $ 5.5
Lease buyout costs                               14.0                  0.1            0.8               13.1
Fuel system removal costs                        16.1                  1.8            2.8               11.5
                                                -----                -----           ----              -----
                                                $49.1                $15.1           $3.9              $30.1
                                                =====                =====           ====              =====

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

NOTE 6:  Accounts Receivable Securitization

In March 1999, the Company arranged a $250.0 million revolving accounts receivable securitization facility. On an ongoing basis, the Company sells certain accounts receivable to Coyote Funding, L.L.C. (Coyote), a non-consolidated, wholly-owned subsidiary, which then sells a percentage ownership in such receivables, without recourse, to a third party cooperative corporation. The gross proceeds resulting from the sales of the percentage ownership interest in the receivables totaled $237.6 million as of June 30, 1999. The Company's retained interest in receivables sold to Coyote is included in accounts and notes receivable, net in the accompanying consolidated balance sheet. Discounts and net expenses associated with the sales of receivables totaled $4.5 million and are included in interest expense in the consolidated statement of operations for the six months ended June 30, 1999.

NOTE 7:  Business Segments

The Company has three reportable segments: Refining, Retail and Petrochemical/NGL. The Refining segment includes refinery, wholesale, product supply and distribution, and transportation operations. The Retail segment includes Company-operated convenience stores, dealers/jobbers and truckstop facilities, cardlock and home heating oil operations. The Petrochemical/NGL segment includes earnings from Nitromite fertilizer, NGL marketing and certain NGL pipeline operations. Equity income from Diamond-Koch, a 50-50 joint venture primarily related to the Mont Belvieu petrochemical assets of the Company and Koch Industries, Inc., is not included in operating income.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                                                                        Petrochemical/
                                              Refining      Retail            NGL          Corporate        Total
                                              --------      ------            ---          ---------        -----
                                                                         (In millions)
                                                                                                               >
Six months ended June 30, 1999:
   Sales and other revenues from
      external customers...............       $3,319.0      $2,733.7          $ 58.8         $    -         $6,111.5
   Intersegment sales..................        1,137.0           4.4             -                -          1,141.4
   EBITDA..............................          248.3         111.2             3.0          (65.9)           296.6
   Depreciation and amortization.......           81.2          32.9             0.7            1.7            116.5
   Operating income (loss).............          167.1          78.3             2.3          (67.6)           180.1
   Total assets........................        3,144.3       1,270.7           155.4          436.9          5,007.3

Six months ended June 30, 1998:
   Sales and other revenues from
      external customers...............       $2,776.0      $2,890.6          $164.0         $    -         $5,830.6
   Intersegment sales..................        1,105.9           2.2            10.0              -          1,118.1
   EBITDA..............................          208.4           6.1            25.6          (74.0)           166.1
   Depreciation and amortization.......           76.2          39.7             4.9            2.7            123.5
   Operating income (loss).............          132.2         (33.6)           20.7          (76.7)            42.6
   Total assets........................        3,251.7       1,298.4           231.0          440.1          5,221.2

Three months ended June 30, 1999:
   Sales and other revenues from
      external customers...............       $1,883.8      $1,467.7          $ 34.3         $   -          $3,385.8
   Intersegment sales..................          648.8           2.3               -             -             651.1
   EBITDA..............................          138.0          58.3             2.0          (24.3)           174.0
   Depreciation and amortization.......           41.4          16.7             0.4            0.9             59.4
   Operating income (loss).............           96.6          41.6             1.6          (25.2)           114.6

Three months ended June 30, 1998:
   Sales and other revenues from
      external customers...............       $1,496.0      $1,462.3          $ 82.7         $    -         $3,041.0
   Intersegment sales..................          584.8           1.2             3.9              -            589.9
   EBITDA..............................          138.3         (61.2)           10.1          (44.6)            42.6
   Depreciation and amortization.......           38.5          16.6             2.5            0.5             58.1
   Operating income (loss).............           99.8         (77.8)            7.6          (45.1)           (15.5)

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summarizes the reconciliation of reportable segment operating income to consolidated operating income (in millions):

                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                             1999              1998             1999              1998
Operating income:
  Total operating income for reportable segments...         $139.8            $ 29.6           $247.7            $119.3
  Other operating income (loss)....................          (25.2)            (45.1)           (67.6)            (76.7)
                                                            ------           -- ----           ------            ------
     Consolidated operating income.................         $114.6            $(15.5)          $180.1            $ 42.6
                                                            ======           =======           ======            ======

NOTE 8:  Diamond 66

On March 19, 1999, the Company and Phillips Petroleum Company terminated discussions related to the formation of a proposed joint venture (Diamond 66) between the two companies. During the first quarter of 1999, the Company expensed $11.0 million of transaction costs incurred related to the formation of Diamond 66, which costs are included in restructuring and other charges.

NOTE 9:  Proposed Sale of the Michigan System

In December 1998, the Company announced plans to consider the sale of the Michigan operations, which consists of the Alma Refinery, product and crude pipelines, four terminals and 183 convenience stores. In May 1999, the Company signed an agreement with Marathon Ashland Petroleum LLC to sell its Michigan retail stores, terminals and pipelines. The Company expects to complete the sale in the fourth quarter of 1999, subject to various approvals and negotiation of final terms.

Upon completion of the sale of the Michigan retail stores, terminals and pipelines, the Company plans to close the Alma Refinery. In the interim, the Company plans to suspend operations at the refinery on October 1, 1999.

NOTE 10:  Subsequent Events

On August 4, 1999, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on September 2, 1999 to holders of record on August 19, 1999.

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


Seasonality

In the Northeast System, demand for petroleum products varies during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for home heating oil during the winter months results in the Company's Northeast System having higher accounts receivable and inventory levels during the first and fourth quarters of each year. The Company's US System is less affected by seasonal fluctuations in demand than its operations in the Northeast System. The working capital requirements of the US System, though substantial, show little fluctuation throughout the year. Both the US and Northeast Systems are impacted by the increased demand for gasoline during the summer driving season.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Financial and operating data by geographic area for the three months ended June 30, 1999 and 1998 are as follows:

Financial Data:
---------------

                                                                  Three Months Ended June 30,
                                             ---------------------------------------------------------------------------
                                                          1999                                 1998
                                             ----------------------------------      -----------------------------------
                                                US         Northeast    Total           US         Northeast    Total
                                                --         ---------    -----           --         ---------    -----
                                                                           (In millions)
Sales and other revenues...............      $2,725.2       $660.6     $3,385.8      $2,442.4       $598.6     $3,041.0
Cost of products sold (1)..............       1,728.4        383.7      2,112.1       1,405.2        321.2      1,726.4
Operating expenses.....................         231.3         26.7        258.0         259.5         28.5        288.0
Selling, general and
  administrative expenses..............          33.6         39.9         73.5          44.6         38.6         83.2
Taxes other than income taxes..........         581.4        186.8        768.2         574.8        183.2        758.0
Depreciation and amortization..........          49.5          9.9         59.4          48.9          9.2         58.1
Restructuring and other charges (2)....             -            -            -         133.2          9.6        142.8
                                             --------       ------     --------      --------       ------     --------
Operating income (loss)................      $  101.0       $ 13.6        114.6      $  (23.8)      $  8.3        (15.5)
                                             ========       ======                   ========       ======
Interest income........................                                     2.9                                     2.2
Interest expense.......................                                   (37.4)                                  (36.0)
Equity income from Diamond-Koch (3)....                                     5.7                                       -
                                                                       --------                                --------
Income (loss) before income taxes
  and dividends of subsidiary..........                                    85.8                                   (49.3)
Provision for income taxes.............                                   (34.9)                                   (0.7)
Dividends on subsidiary stock..........                                    (2.5)                                   (2.6)
                                                                       --------                                --------
Net income (loss)......................                                $    48.4                               $  (52.6)
                                                                       =========                               ========

(1) For the quarter ended June 30, 1998, the Company recorded a $12.5 million non-cash reduction in the carrying value of inventories due to the significant market drop in crude oil and refined product prices during the second quarter of 1998.

(2) In June 1998, the Company recorded a $131.6 million restructuring charge related to the retail, refining and pipeline operations and support services, which included asset write-downs of $82.1 million, severance and relocation costs of $15.5 million, and lease buyout, fuel system removal and other costs totaling $34.0 million. Also, during the second quarter of 1998, the Company incurred $11.2 million of costs associated with the canceled Petro-Canada joint venture, including $2.5 million to write-off costs for a coker development project that will not be pursued.

(3) In September 1998, the Company contributed certain of its petrochemical assets to the Diamond-Koch joint venture, which is accounted for using the equity accounting method. Operating income in the second quarter of 1998 for the petrochemical assets contributed was $4.9 million, excluding overhead.

Operating Data:
---------------

                                                    Three Months Ended June 30,
                                                      1999            1998
                                                      ----            ----
US System

   Mid-Continent Refineries (1)
        Throughput (barrels per day).................. 416,300        411,400
        Margin (dollars per barrel) (2)...............  $3.04          $4.18
        Operating cost (dollars per barrel)...........  $1.77          $1.99

   Wilmington Refinery
        Throughput (barrels per day).................. 127,600        121,500
        Margin (dollars per barrel) (2)...............  $5.81          $5.30
        Operating cost (dollars per barrel)...........  $1.78          $2.19

   Retail
        Fuel volume (barrels per day)................. 180,900        176,400
        Fuel margin (cents per gallon)................  12.3           12.5
        Merchandise sales ($1,000/day) (3)............ $3,677         $3,397
        Merchandise margin (%) (3)....................  26.6%          31.4%

Northeast System

   Quebec Refinery
        Throughput (barrels per day).................. 153,400        150,100
        Margin (dollars per barrel)(2)................  $1.71          $2.56
        Operating cost (dollars per barrel)...........  $0.92          $1.00

   Retail
        Fuel volume (barrels per day)................. 63,300         60,300
        Overall margins (cents per gallon) (4)........  24.6           23.7

(1) The Mid-Continent Refineries include the Alma, Ardmore, Denver, McKee and Three Rivers Refineries.

(2) Refinery margins for 1998 exclude the non-cash charge for the reduction in the carrying value of inventories. In addition, the 1998 Mid-Continent Refineries' margin has been restated ($0.85 per barrel) to reflect a change in the policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent marketing operations. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $4.15 for the Mid-Continent Refineries, $4.61 for the Wilmington Refinery, and $2.28 for the Quebec Refinery.
(3) The merchandise sales per day and merchandise margin for 1998 have been restated to include certain deli and food service operations previously included in other retail income. The merchandise sales per day and merchandise margin originally reported for the quarter ended June 30, 1998 was $3,258 and 30.7%, respectively.

(4) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the quarter ended June 30, 1999 totaled $48.4 million as compared to a net loss of $52.6 million for the quarter ended June 30, 1998. There were no special charges or credits in the second quarter of 1999. During the second quarter of 1998, the Company recognized the following unusual items:

     - $131.6 million charge related to the restructuring of the retail, refining and pipeline operations and support services;

     - $12.5 million non-cash charge to reduce inventories due to the continued drop in crude oil and refined product prices; and

     - $11.2 million of costs associated with the canceled joint venture with Petro-Canada.

For the quarter ended June 30, 1999, basic and diluted net income per share was $0.56 as compared to a net loss of $0.58 per basic and diluted share for the quarter ended June 30, 1998.

US System

The US System had operating income of $101.0 million for the second quarter of 1999, as compared to a net loss of $23.8 million for the second quarter of 1998. The unusual items discussed above significantly impacted operations for the second quarter of 1998.

Overall, US refining operating income of $96.3 million for the second quarter of 1999 was 10.2% below the second quarter of 1998 despite lower operating costs and an improved Wilmington Refinery margin. The Wilmington Refinery margin improved 9.6% from $5.30 per barrel in 1998 to $5.81 per barrel in 1999 as the Company continued to benefit from the supply imbalance in the California market, which was caused by unplanned shutdowns at several West Coast refineries. In addition, throughput at the Wilmington Refinery increased 5.0% to 127,600 barrels per day due to the debottlenecking of the fluid catalytic cracking unit
(FCCU) in December 1998.

The lower refining margin for the Mid-Continent Refineries resulted during the second quarter of 1999 as crude oil prices rose faster than wholesale refined product selling prices. Partially offsetting the lower margin were higher refined product sales volumes and lower operating costs. Operating costs were $0.22 per barrel lower in the second quarter of 1999 as compared to 1998 due to lower utility and maintenance expenses and higher throughput volumes.

The US retail operations were negatively impacted by lower fuel and merchandise margins resulting in a 26.7% decline in US retail operating income in the second quarter of 1999 as compared to 1998. The decline in the retail fuel margin was caused by the increase in wholesale gasoline prices, which outpaced the increase in retail pump prices. The merchandise margin declined to 26.6% in 1999 due to the increase in cigarette prices, which could not be fully passed on to customers. However, the Company realized a 2.6% increase in retail fuel volumes in 1999 as compared to 1998 despite closing or selling 122 convenience stores since the retail restructuring program was initiated in 1998. In addition, daily merchandise sales increased 8.2% for the quarter due to aggressive promotion programs initiated to increase store volumes.

Selling, general and administrative expenses for the second quarter of 1999 were $9.7 million lower than in the second quarter of 1998 due to the cost-reduction programs initiated in 1998 and early 1999.

Northeast System

Sales and other revenues in the Northeast System increased $62.0 million from the second quarter of 1998 to $660.6 million in the second quarter of 1999. Increased refinery sales volumes and motorist fuel volumes contributed to the increased sales.

Throughput at the Quebec Refinery for the second quarter of 1999 increased 3,300 barrels per day over the second quarter of 1998. Unusually high industry distillate inventory levels caused the reduction of throughput in 1998. The refinery margin decreased $0.85 per barrel from the second quarter of 1998 to $1.71 per barrel in the second quarter of 1999, reflecting continued industry refinery margin weakness in the Atlantic Basin since the beginning of 1999.

Partially offsetting the reduced refinery margin were lower operating costs which declined to $0.92 per barrel in the second quarter of 1999 from $1.00 per barrel in the second quarter of 1998 due to higher throughput volumes and continued cost-reduction programs started at the beginning of 1999.

Retail operations benefited from a 5.0% increase in fuel volumes due to the successful implementation of promotions programs. The overall retail margin increased 0.9 cents per gallon to 24.6 cents per gallon in the second quarter of 1999 as additional sales were generated from the motorist and delivered-in businesses.

Selling, general and administrative expenses for the second quarter of 1999 were comparable to the second quarter of 1998.


Corporate

Interest expense of $37.4 million in the second quarter of 1999 was $1.4 million higher than in the corresponding quarter of 1998 due to costs incurred associated with a newly implemented accounts receivable securitization facility.

The consolidated income tax provisions for the second quarter of 1999 and 1998 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1999 and 1998 of 41.0% and 40% (exclusive of the 1998 restructuring charge), respectively. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Financial and operating data by geographic area for the six months ended June 30, 1999 and 1998 are as follows:

Financial Data:
---------------

                                                                      Six Months Ended June 30,
                                             --------------------------------------------------------------------------
                                                          1999                                    1998
                                             ----------------------------------      ----------------------------------
                                               US         Northeast     Total           US        Northeast     Total
                                               --         ---------     -----           --        ---------     -----
                                                                           (In millions)
Sales and other revenues...............      $4,871.8     $1,239.7     $6,111.5      $4,575.2     $1,255.4     $5,830.6
Cost of products sold (1)..............       2,970.2        689.1      3,659.3       2,661.2        686.5      3,347.7
Operating expenses.....................         458.8         54.9        513.7         516.5         59.4        575.9
Selling, general and
  administrative expenses..............          70.6         79.3        149.9          82.9         78.9        161.8
Taxes other than income taxes..........       1,124.8        356.2      1,481.0       1,074.6        361.7      1,436.3
Depreciation and amortization..........          97.4         19.1        116.5         105.4         18.1        123.5
Restructuring and other charges (2)....          11.0            -         11.0         133.2          9.6        142.8
                                             --------     --------     ---------     --------     --------     --------
Operating income.......................      $  139.0     $   41.1        180.1      $            $   41.2         42.6
                                             ========     ========                   ========     ========
                                                                                          1.4
Interest income........................                                     5.8                                     4.3
Interest expense.......................                                   (76.0)                                  (72.1)
Equity income from Diamond-Koch (3)....                                     7.2                                      -
Gain on sale of assets (4).............                                       -                                     7.0
                                                                       ---------                               --------
Income (loss) before income taxes and
  dividends of subsidiary..............                                   117.1                                   (18.2)
Provision for income taxes.............                                   (47.6)
                                                                                                                  (12.8)
Dividends on subsidiary stock..........                                    (5.1)                                   (5.2)
                                                                       ---------                               --------
Net income (loss)......................                                $    64.4                               $  (36.2)
                                                                       =========                               ========

(1) During the six months ended June 30, 1998, the Company recorded a $26.1 million non-cash reduction in the carrying value of inventories due to the significant market drop in crude oil and refined product prices during the first six months of 1998.

(2) In March 1999, the Company expensed $11.0 million of transaction costs associated with the termination of the proposed Diamond 66 joint venture. In June 1998, the Company recorded a $131.6 million restructuring charge related to the retail, refining and pipeline operations and support services, which included asset write-downs of $82.1 million, severance and relocation costs of $15.5 million, and lease buyout, fuel system removal and other costs totaling $34.0 million. Also, during the second quarter of 1998, the Company incurred $11.2 million of costs associated with the canceled Petro-Canada joint venture, including $2.5 million to write-off costs for a coker development project that will not be pursued.

(3) In September 1998, the Company contributed certain of its petrochemical assets to the Diamond-Koch joint venture, which is being accounted for using the equity accounting method. Operating income during the six months ended June 30, 1998 for the petrochemical assets contributed was $9.8 million, excluding overhead.

(4) In March 1998, the Company recognized a $7.0 million gain on the sale of a 25% interest in a pipeline and terminal facility.

Operating Data:
---------------
                                                      Six Months Ended June 30,
                                                      1999               1998
                                                      ----               ----
US System

  Mid-Continent Refineries (1)
    Throughput (barrels per day)...................   403,500            406,800
    Margin (dollars per barrel) (2)................    $3.15              $3.76
    Operating cost (dollars per barrel)............    $1.82              $2.01

  Wilmington Refinery
    Throughput (barrels per day)...................   129,700            122,700
    Margin (dollars per barrel) (2)................    $5.67              $5.06
    Operating cost (dollars per barrel)............    $1.74              $2.24

  Retail
    Fuel volume (barrels per day)..................   175,900            171,800
    Fuel margin (cents per gallon).................    11.6               13.1
    Merchandise sales ($1,000/day) (3).............   $3,493             $3,191
    Merchandise margin (%) (3).....................    26.6%              31.1%

Northeast System

  Quebec Refinery
    Throughput (barrels per day)...................   155,800            153,300
    Margin (dollars per barrel)(2).................    $1.69              $2.39
    Operating cost (dollars per barrel)............    $0.89              $1.01

  Retail
    Fuel volume (barrels per day)..................   68,400             65,100
    Overall margins (cents per gallon) (4).........    25.3               26.6

(1) The Mid-Continent Refineries include the Alma, Ardmore, Denver, McKee and Three Rivers Refineries.

(2) Refinery margins for 1998 exclude the non-cash charge for the reduction in the carrying value of inventories. In addition, the 1998 Mid-Continent Refineries' margin has been restated ($0.54 per barrel) to reflect a change in the policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent marketing operations. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $3.65 for the Mid-Continent Refineries, $4.72 for the Wilmington Refinery, and $2.01 for the Quebec Refinery.

(3) The merchandise sales per day and merchandise margin for 1998 have been restated to include certain deli and food service operations previously included in other retail income. The merchandise sales per day and merchandise margin originally reported for the six months ended June 30, 1998 was $3,090 and 30.7%, respectively.

(4) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the six months ended June 30, 1999 totaled $64.4 million as compared to a net loss of $36.2 million for the six months ended June 30, 1998. The first six months of 1999 included an $11.0 million charge to record expenses associated with the termination of the proposed Diamond 66 joint venture. The first six months of 1998 included the following unusual items:

     - $131.6 million charge related to the restructuring of the retail, refining and pipeline operations and support services;

     - $26.1 million non-cash charge to reduce inventories due to the continued drop in crude oil and refined product prices;

     - $11.2 million of costs associated with the canceled joint venture with Petro-Canada; and

     - $7.0 million gain on the sale of a 25% interest in a pipeline and terminal facility.

For the six months ended June 30, 1999, basic and diluted net income per share was $0.74 as compared to a net loss of $0.42 per basic and diluted share for the six months ended June 30, 1998.

US System

The US System had operating income of $139.0 million for the first six months of 1999, as compared to $1.4 million for the first six months of 1998. The unusual items discussed above significantly impacted the 1998 operating results.

The US refining operating income of $158.8 million for the six months ended June 30, 1999 increased 19.6% over the comparable period in 1998 due to lower operating costs and a higher refining margin at the Wilmington Refinery. The Wilmington Refinery margin improved 12.1% from $5.06 per barrel in 1998 to $5.67 per barrel in 1999 as the Company benefited from the supply imbalance in the California market, which was caused by unplanned shutdowns at several West Coast refineries. In addition, throughput at the Wilmington Refinery increased 5.7% to 129,700 barrels per day due to the debottlenecking of the FCCU in December 1998.

The Mid-Continent Refineries' margin decreased 16.2% in 1999 as compared to 1998 as crude oil prices increased significantly during the six months ended June 30, 1999, while wholesale gasoline prices increased at a much lower rate. However, the Mid-Continent Refineries' system sales increased over 1998 by 17,700 barrels per day. In addition, operating costs were lower in 1999 by $0.19 per barrel as compared to 1998 due generally to lower utility expenses. The decrease in refining throughput for the Mid-Continent Refineries, from 406,800 barrels per day in 1998 to 403,500 barrels per day in 1999, was due to production cuts in January and February 1999 implemented to counter the effect of weak industry margins.

The US retail operations were negatively impacted by the increase in wholesale gasoline prices, which increased faster than retail pump prices. The retail fuel margin declined 11.5% from 1998 to 11.6 cents per gallon in 1999. However, the Company realized a 2.4% increase in the retail fuel volume and 9.5% growth in merchandise sales per day in 1999 as compared to 1998 despite closing or selling 122 stores since the retail restructuring program was initiated in 1998. The merchandise margin, however, declined to 26.6% in 1999 due to the increase in cigarette prices, which could not be fully passed on to customers.

Selling, general and administrative expenses for the first six months of 1999 were $12.3 million lower than in the first six months of 1998 due to the continued efforts to reduce costs.

Northeast System

Sales and other revenues in the Northeast System were $15.7 million lower for the six months ended June 30, 1999 as compared to 1998. This decrease is the combination of the decline in sales during the first quarter of 1999 due to reduced selling prices of refined products caused by lower crude oil prices which were partially offset by increased refinery and motorist fuel volumes in the second quarter of 1999.

The refinery margin decreased $0.70 per barrel from $2.39 per barrel in the first half of 1998 to $1.69 per barrel in the first half of 1999 as the Northeast market continues to be negatively impacted by very low industry margins. Partially offsetting the reduced refinery margin were lower operating costs which declined to $0.89 per barrel in 1999 from $1.01 per barrel in 1998 due to higher throughput volumes and the cost-reduction programs implemented at the beginning of 1999.

Retail operations benefited from a 5.1% increase in fuel volumes due to successful promotions programs. The overall retail margin dropped slightly to
25.3 cents per gallon in 1999 as the increased sales were generated from the motorist and delivered-in businesses, which have slightly lower margins as compared to the home heating oil business.

Selling, general and administrative expenses for the six months ended June 30, 1999 were comparable to 1998 as a result of continued efforts to control costs.

Corporate

Interest expense of $76.0 million for the six months ended June 30, 1999 was $3.9 million higher than in 1998 due primarily to costs incurred associated with a newly implemented accounts receivable securitization facility.

The consolidated income tax provisions for the first six months of 1999 and 1998 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1999 and 1998 of 41.0% and 40.0% (exclusive of the 1998 restructuring charge), respectively. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.

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

Refining margins in the second quarter of 1999 increased from the first quarter and have been still higher in the first month of the third quarter. Contributing to this increase are the following:

     - OPEC members have maintained a high rate of compliance with crude oil output cuts, helping to increase the price of crude oil and reduce the overall crude oil inventory level;

     - Asian demand for both crude oil and refined products has increased steadily throughout 1999 as those countries begin to recover from economic recession;

     - US demand for refined products has increased steadily throughout the summer driving season, reducing inventory levels below the record high levels seen in 1998 and the early months of 1999; and

     -    Continued operating problems at several West Coast refineries.

The West Coast region has been a driving force for industry margins nationwide as unplanned downtime and outages in the very tight California market has shifted production from other regions, primarily the Gulf Coast. The resulting ripple effect moving east is causing improving margins across the country. In addition, refinery outages in various other regions of the country have resulted in lower inventories. Average refinery margins for all of the third quarter may exceed last year's third quarter if these trends continue.

Of course, this relative strength in refining margins may mean weaker retail fuel margins if retail pump prices lag the increase in wholesale gasoline prices. Already, third quarter 1999 retail fuel margins are down slightly from second quarter and year-ago levels. Merchandise margins have stabilized after the drop caused by the cigarette price increases, and store traffic continues to increase as consumers combine fuel purchases with fast food purchases.

Petrochemical prices, which have been well below historic levels for several quarters, appear to be strengthening as demand is increasing due to the Asian recovery. However, the consolidation currently going on in the chemicals industry will play a big part in what happens to petrochemical prices in both the near and long-term.

See "Certain Forward-Looking Statements."

Capital Expenditures

The petroleum refining and marketing industry is a capital-intensive business. Significant capital requirements include expenditures to upgrade or enhance refinery operations to meet environmental regulations and maintain the Company's competitive position, as well as to acquire, build and maintain broad-based retail networks. The capital requirements of the Company's operations consist primarily of:

     - maintenance expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

     - growth opportunity expenditures, such as those planned to expand and upgrade its retail business, to increase the capacity of certain refinery processing units and pipelines and to construct additional petrochemical processing units.

A recent Environmental Protection Agency proposal and a similar standard in Canada calls for a reduction in the sulfur content in gasoline beginning in 2004. If these requirements along with the proposed ban in California on the use of methyl tertiary butyl ether (MTBE) in gasoline become law, they are expected to increase the Company's capital expenditure requirements over the next several years.

The Company's 1999 capital expenditures budget has been reduced to $195.0 million from an original budget of $295.0 million as several projects have been canceled or rescheduled to future years. During the six months ended June 30, 1999, capital expenditures totaled $73.8 million of which $37.7 million related to maintenance expenditures and $36.1 million related to growth opportunity projects. Approximately $21.0 million and $9.6 million of costs have been incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the six months ended June 30, 1999, the Company also incurred $24.1 million in refinery maintenance turnaround costs primarily at the Wilmington Refinery.

Growth opportunity expenditures for the six months ended June 30, 1999 included:

     - $19.2 million associated with the implementation of the Company's new information technology system, and

     -    $8.2 million to revamp the McKee Refinery's FCCU power train.

The Company is continually investigating strategic acquisitions and other business opportunities, some of which may be material, that will complement its current business activities.

The Company expects to fund its capital expenditures from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under its bank credit facilities and its commercial paper program discussed below. In addition, depending upon its future needs and the cost and availability of various financing alternatives, the Company may, from time to time, seek additional debt or equity financing in the public or private markets under its universal shelf registration.

Liquidity and Capital Resources

As of June 30,  1999,  the  Company  had cash and  cash  equivalents  of  $144.9 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of June 30, 1999, the Company had borrowing capacity of approximately $692.9 million remaining under its committed bank facilities and commercial paper program and had approximately $614.8 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The Company also has $67.2 million available pursuant to committed lease facilities aggregating $355.0 million under which the lessors will construct or acquire and lease to the Company primarily convenience stores.

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

Effective March 29, 1999, the Company established a revolving accounts receivable securitization facility (Securitization Facility) which provides the Company with the ability to sell up to $250.0 million of accounts receivable on an ongoing basis. In connection with the Securitization Facility, the Company sells, on a revolving basis, an undivided interest in certain of its trade and credit card receivables. The proceeds from the sale of accounts receivable, which totaled $237.6 million at June 30, 1999, were used to reduce the Company's outstanding indebtedness, including indebtedness under its commercial paper program. The remaining availability under the Securitization Facility will be used, among other purposes, to further reduce debt.

On August 4, 1999, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on September 2, 1999 to holders of record on August 19, 1999.

Cash Flows for the Six Months Ended June 30, 1999

During the six months ended June 30, 1999, the Company's cash position decreased $31.2 million to $144.9 million. Net cash provided by operating activities was $372.8 million including the receipt of $237.6 million from the sale of trade and credit card receivables under the Company's Securitization Facility.

Net cash used in investing activities during the six months ended June 30, 1999 totaled $87.2 million including $73.8 million for capital expenditures, $24.1 million for refinery maintenance turnaround costs and $10.7 million from proceeds from asset sales.

Net cash used in financing activities during the six months ended June 30, 1999 totaled $320.4 million, including payments to reduce short-term borrowings and long-term debt of $274.3 million and for cash dividends totaling $47.6 million.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at June 30, 1999 by $92.2 million. Although the Company expects the exchange rate to fluctuate during 1999, it cannot reasonably predict its future movement.

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

A Company-wide process is in place to inventory, assess, test, remediate and develop contingency plans for addressing the Year 2000 issues described above. The process is ongoing and is periodically reassessed as new information becomes known, and the process is revised accordingly. The Company has also engaged outside consultants to assist in addressing its Year 2000 issues and provide quality assurance reviews.

The Company's Northeast IT systems are not Year 2000 compliant. As a result, the Company is implementing a new stand-alone enterprise-wide IT system which will bring the Northeast into compliance by the third quarter of 1999. This new enterprise-wide IT system will also be implemented in the US operations during the fourth quarter of 1999 because it offers superior technological enhancements and operating efficiencies not available in the existing US IT system. The cost of the new enterprise-wide IT system for the Northeast and US is expected to be approximately $48.0 million, with most of the costs being capitalized. As of June 30, 1999, the Company has incurred $19.2 million of costs related to the new IT system.

The Company believes it has identified most of the significant exposure items associated with internal process control equipment used at the refineries and throughout the retail operations, and has implemented a plan to bring such equipment into Year 2000 compliance. The Company has also corresponded with its key suppliers, vendors and customers and has developed a plan to mitigate potential exposure areas. The estimated cost to be incurred on the verification and testing of the IT systems implemented in 1995 and the non-IT and third-party corrective action plans range from $28.2 million to $44.0 million, with most of the costs being capitalized. The actual costs incurred will depend on the alternative chosen for each corrective action. Management anticipates that corrective actions will be completed by December 31, 1999 to ensure minimal disruption to operations as the new millennium begins. As of June 30, 1999, the Company has incurred approximately $22.1 million of costs related to the verification and testing of the IT systems and corrective action plans of which $18.2 million has been capitalized and $3.9 million has been expensed.

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

Contingency Plans
Based on the current assessments and analysis of the Company's Year 2000 readiness and that of key suppliers, vendors and customers, Year 2000 specific contingency plans are being developed for critical business operations. The Company's US IT systems were initially assessed as being fundamentally Year 2000 compliant resulting from the 1995 implementation of a new IT system and the migration in early 1998 of certain operations to such new system at a cost of $4.3 million. As a result of recent declarations by the vendor who developed the system implemented in 1995, the Company has decided, as a part of its contingency planning, to verify and test certain aspects of these systems during 1999 to mitigate as much as possible any material adverse impact which may arise from possible Year 2000 issues. Those systems would only be used in the new millenium as a contingency in the event the new enterprise-wide IT systems are not yet operating.

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

See "Certain Forward-Looking Statements."

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 for one year to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 as of January 1, 2001. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

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

See "Certain Forward-Looking Statements."

Interest Rate Risk

The Company is subject to interest rate risk on its long-term fixed interest rate debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have maturities of less than three months. The carrying amount of the Company's floating interest rate debt approximates fair value. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by obtaining debt that has a floating interest rate or using interest rate swaps to change fixed interest rate debt to floating interest rate debt. Generally, the Company maintains floating interest rate debt of between 40% and 50% of total debt. Interest rates have remained relatively stable over the past year and the Company anticipates such rates to remain relatively stable over the next year.

The following table provides information about the Company's long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted average interest rates by expected maturity dates, after consideration of refinancing, are presented. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average floating rates are based on implied forward rates in the yield curve at June 30, 1999.

                                             Expected Maturity - Year Ending December 31,
                                ------------------------------------------------------------------
                                                                                 There-                   Fair Value
                                1999      2000      2001      2002      2003      after      Total       June 30,1999
                                ----      ----      ----      ----      ----      -----      -----       ------------
                                                                    (In millions)
Long-term Debt:
  Fixed rate.................   $2.4      $14.6     $86.0     $461.6    $34.6    $913.9      $1,513.1    $1,504.2
    Average interest rate ...    9.1%       9.0%      9.6%       8.6%     8.9%      7.6%          8.0%      N/A
  Floating rate..............   $ --      $  --     $  --     $145.2    $  --    $   --      $  145.2    $  145.2
    Average interest rate         --%        --%       --%       5.3%      --%       --%          5.3%      N/A

Interest Rate Swaps:
  Fixed to floating..........   $ --      $  --     $  --     $200.0    $  --    $250.0      $  450.0    $  450.0
    Average pay rate........... 4.95%      5.31%     5.93%      6.30%    6.46%     6.81%         6.30%      N/A
    Average receive rate....... 6.43%      6.43%     6.43%      6.43%    6.59%     6.85%         6.66%      N/A

Foreign Currency Risk

The Company periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At June 30, 1999, the Company did not have any short-term foreign exchange contracts.

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

As of June 30, 1999, the Company had outstanding commodity futures and price swap contracts to buy $541.2 million and sell $339.7 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 6.4 million barrels of crude oil and refined products which mature on various dates through June 2002. The fair value of commodity futures contracts is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current published quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

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

                                                                                                               Weighted
                                               Carrying       Fair Value                      Contract         Average
                                                Amount          Amount       Contract         Volumes          Price
Year Ending December 31,                      Gain (Loss)    Gain (Loss)      Amount          In Barrels       Per Barrel
------------------------                      -----------    -----------     --------         ----------       ----------
                                                           (In millions, except weighted average price)
Crude Procurement:
Futures contracts - long:
  1999.......................................  $   -          $   7.7         $315.5            17.7            $17.82
  2000.......................................      -             11.5           51.0             3.2             16.04

Futures contracts - short:
  1999.......................................      -             (6.4)         314.4            18.9             16.60

Price swaps:
  2002.......................................   (9.1)            (6.0)         140.0             6.4             22.00

Discretionary:
Futures contracts - long:
  1999.......................................    3.0              3.0           34.7             1.6             22.02

Futures contracts - short:
  1999.......................................   (2.3)            (2.3)          25.3             1.4             17.51

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     27.1   Financial Data Schedule

(b)  Reports on Form 8-K

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAMAR DIAMOND SHAMROCK CORPORATION


By:  /s/ H. Pete Smith
         H. PETE SMITH
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         August 13, 1999