Form 10-Q
period 1999-09-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 1999-11-12
CIK 887207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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

                                 Yes X No ____


As of October 29, 1999, 86,658,000 shares of Common Stock, $0.01 par value, were outstanding and the aggregate market value of such stock as of October 29, 1999 was $2,123,113,000.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets as of September 30, 1999
     and December 31, 1998.............................................      3

  Consolidated Statements of Operations for the Three
     and Nine Months Ended September 30, 1999 and 1998.................      4

  Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1999 and 1998.................................      5

  Consolidated Statements of Comprehensive Income (Loss)
     for the Three and Nine Months Ended September 30, 1999
     and 1998..........................................................      6

  Notes to Consolidated Financial Statements...........................      7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....     25

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................     27

Item 6.  Exhibits and Reports on Form 8-K..............................     27

         SIGNATURE.....................................................     28

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)
                                                                              September 30,     December 31,
                                                                                  1999             1998
                                                                                  ----             ----
                                                                              (Unaudited)

                                  Assets
Current assets:
   Cash and cash equivalents............................................        $   136.7         $   176.1
   Accounts and notes receivable, net...................................            418.5             562.7
   Inventories..........................................................            627.5             635.6
   Prepaid expenses and other current assets............................             23.2              33.0
   Deferred income taxes................................................             98.4              98.4
                                                                                ---------         ---------
      Total current assets..............................................          1,304.3           1,505.8
                                                                                ---------         ---------

Property, plant and equipment...........................................          4,529.4           4,423.2
Less accumulated depreciation and amortization..........................         (1,291.4)         (1,162.0)
                                                                                ---------         ---------
   Property, plant and equipment, net...................................          3,238.0           3,261.2
Other assets, net.......................................................            566.8             548.0
                                                                                ---------         ---------
    Total assets........................................................        $ 5,109.1         $ 5,315.0
                                                                                =========         =========

                   Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable and current portion of long-term debt..................        $     6.2         $     5.8
   Accounts payable.....................................................            481.6             366.0
   Accrued liabilities..................................................            410.4             402.4
   Taxes other than income taxes........................................            289.0             343.0
   Income taxes payable.................................................             30.7              28.9
                                                                                ---------         ---------
      Total current liabilities.........................................          1,217.9           1,146.1
                                                                                ---------         ---------

Long-term debt, less current portion....................................          1,491.8           1,926.2
Other long-term liabilities.............................................            424.1             453.7
Deferred income taxes...................................................            292.0             205.0
Commitments and contingencies

Company obligated preferred stock of subsidiary.........................            200.0             200.0

Stockholders' equity:
   Common Stock, par value $0.01 per share:
     250,000,000 shares authorized, 86,648,000 and
     86,558,000 shares issued and outstanding as of
     September 30, 1999  and December 31, 1998..........................              0.9               0.9
   Additional paid-in capital...........................................          1,515.1           1,512.7
   Treasury stock.......................................................           (100.7)           (100.1)
   Retained earnings....................................................            159.6              82.5
   Accumulated other comprehensive loss ................................            (91.6)           (112.0)
                                                                                ---------         ---------
     Total stockholders' equity.........................................          1,483.3           1,384.0
                                                                                ---------         ---------
     Total liabilities and stockholders' equity.........................        $ 5,109.1         $ 5,315.0
                                                                                =========         =========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, in millions, except share and per share data)

                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                   1999         1998         1999          1998
                                                                   ----         ----         ----          ----
Sales and other revenues (including excise taxes).............   $ 3,842.1    $ 2,740.9    $ 9,953.6    $ 8,571.5
                                                                 ---------    ---------    ---------    ---------
Operating costs and expenses:
   Cost of products sold......................................     2,503.5      1,504.1      6,162.8      4,851.8
   Operating expenses.........................................       248.2        275.2        761.9        851.1
   Selling, general and administrative expenses...............        75.6         80.9        225.5        242.7
   Taxes other than income taxes..............................       784.9        742.3      2,265.9      2,178.6
   Depreciation and amortization..............................        60.9         57.3        177.4        180.8
   Restructuring and other charges............................           -            -         11.0        142.8
                                                                 ---------    ---------    ---------    ---------
      Total operating costs and expenses......................     3,673.1      2,659.8      9,604.5      8,447.8
                                                                 ---------    ---------    ---------    ---------

Operating income..............................................       169.0         81.1        349.1        123.7
  Interest income.............................................         3.0          2.3          8.8          6.6
  Interest expense............................................       (33.4)       (35.2)      (109.4)      (107.3)
  Equity income from Diamond-Koch.............................         5.2            -         12.4           -
  Gain on sale of property, plant and equipment...............         2.2            -          2.2          7.0
                                                                 ---------    ---------    ---------    ---------

Income before income taxes and dividends of subsidiary........       146.0         48.2        263.1         30.0
  Provision for income taxes..................................       (59.2)       (19.9)      (106.8)       (32.7)
  Dividends on preferred stock of subsidiary..................        (2.6)        (2.5)        (7.7)        (7.7)
                                                                 ---------    ---------    ---------    ---------
Net income (loss).............................................   $    84.2    $    25.8    $   148.6    $   (10.4)
                                                                 =========    =========    =========    =========

Net income (loss) per share:
   Basic......................................................      $ 0.97       $ 0.29      $ 1.71      $ (0.13)
   Diluted....................................................      $ 0.97       $ 0.29      $ 1.71      $ (0.13)

Weighted average number of shares (in thousands):
   Basic......................................................      86,631       89,526     86,594         89,018
   Diluted....................................................      86,807       89,760     86,711         89,018

Dividends per share:
   Common Shares..............................................     $ 0.275      $ 0.275      $ 0.825      $ 0.825
   5% Cumulative Convertible Preferred Shares.................     $     -      $     -      $     -      $ 0.625

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                   1999             1998
                                                                                   ----             ----
Cash Flows from Operating Activities:
Net income (loss).......................................................         $ 148.6           $ (10.4)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization........................................           177.4             180.8
   Provision for losses on receivables..................................             6.4               9.2
   Restructuring charges - write-down of property, plant
     and equipment and goodwill.........................................             -                82.1
   Equity income from Diamond-Koch......................................           (12.4)             (1.2)
   Loss (gain) on sale of property, plant and equipment.................            (2.2)             (7.0)
   Deferred income tax provision........................................            84.1              16.1
   Other, net...........................................................             5.5               6.0
   Changes in operating assets and liabilities:
     Decrease in accounts and notes receivable..........................           133.5              18.8
     Decrease in inventories............................................            16.4              98.5
     Decrease in prepaid expenses and other current assets..............            10.0              23.3
     Decrease in other assets...........................................             4.3               5.6
     Increase (decrease) in accounts payable and other current liabilities          44.6            (240.0)
     Increase (decrease) in other long-term liabilities.................           (32.6)              7.4
                                                                                 -------           -------
       Net cash provided by operating activities........................           583.6             189.2
                                                                                 -------           -------

Cash Flows from Investing Activities:
 Capital expenditures...................................................          (125.1)            (93.1)
 Deferred refinery maintenance turnaround costs.........................           (28.0)            (29.3)
 Proceeds from sales of property, plant and equipment...................            30.4              77.4
                                                                                 -------           -------
   Net cash used in investing activities................................          (122.7)            (45.0)
                                                                                 -------           -------

Cash Flows from Financing Activities:
 Net change in commercial paper and short-term borrowings...............          (222.8)             39.6
 Repayment of long-term debt............................................          (211.9)            (36.3)
 Purchase of common stock...............................................             -               (64.3)
 Payment of cash dividends..............................................           (71.5)            (74.2)
 Other, net.............................................................             2.2               6.7
                                                                                 -------           -------
   Net cash used in financing activities................................          (504.0)           (128.5)
                                                                                 -------           -------

Effect of exchange rate changes on cash.................................             3.7              (2.3)
                                                                                 -------           -------

Net Increase (Decrease) in Cash and Cash Equivalents....................           (39.4)             13.4
Cash and Cash Equivalents at Beginning of Period........................           176.1              92.0
                                                                                 -------           -------

Cash and Cash Equivalents at End of Period..............................         $ 136.7           $ 105.4
                                                                                 =======           =======

          See accompanying notes to consolidated financial statements.



                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (Unaudited, in millions)


                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                     -------------              -------------
                                                                   1999         1998         1999          1998
                                                                   ----         ----         ----          ----
Net income (loss)...............................................  $ 84.2       $ 25.8       $ 148.6      $ (10.4)

Other comprehensive income (loss):
   Foreign currency translation adjustment......................     1.7        (21.1)         21.5        (34.2)
   Minimum pension liability adjustment,
     net of income taxes........................................       -            -          (1.1)          -
                                                                  ------       ------       -------      ------

Comprehensive income (loss).....................................  $ 85.9       $  4.7       $ 169.0      $ (44.6)
                                                                  ======       ======       =======      =======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast System, which vary during the year; or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

NOTE 2:  Inventories

Inventories consisted of the following:

                                                                           September 30,      December 31,
                                                                               1999               1998
                                                                               ----               ----
                                                                                    (In millions)
    Crude oil and other feedstocks............................................$ 216.9            $ 283.9
    Refined and other finished products and convenience store items...........  356.3              296.9
    Materials and supplies....................................................   54.3               54.8
                                                                              -------            -------

         Total inventories....................................................$ 627.5            $ 635.6
                                                                              =======            =======

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

                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                   1999         1998         1999          1998
Basic Net Income (Loss) Per Share:
Weighted average number of Common Shares outstanding
    (in thousands)...............................................  86,631       89,526       86,594       89,018
                                                                   ======       ======      =======      =======

Net income (loss)................................................  $ 84.2       $ 25.8      $ 148.6      $ (10.4)
Dividends on 5% Cumulative Convertible Preferred Stock...........       -            -            -          1.1
                                                                   ------       ------      -------      -------
Net income (loss) applicable to Common Shares....................  $ 84.2       $ 25.8      $ 148.6      $ (11.5)
                                                                   ======       ======      =======      =======

Basic net income (loss) per share................................  $ 0.97       $ 0.29      $  1.71      $ (0.13)
                                                                   ======       ======      =======      =======

Diluted Net Income (Loss) Per Share:
Weighted average number of Common Shares outstanding
    (in thousands)...............................................  86,631       89,526       86,594       89,018

Net effect of dilutive stock options based on the treasury
  stock method using the average market price....................     176          234          117            -
                                                                   ------       ------      -------      -------

Weighted average common equivalent shares........................  86,807       89,760       86,711       89,018
                                                                   ======       ======      =======      =======

Net income (loss)................................................  $ 84.2       $ 25.8      $ 148.6      $(11.5) (1)
                                                                   ======       ======      =======      =======

Diluted net income (loss) per share..............................  $ 0.97       $ 0.29      $  1.71      $(0.13)
                                                                   ======       ======      =======      ======

(1) Includes dividends on 5% Cumulative Convertible Preferred Shares.


NOTE 4:  Restructuring and Other Charges

In June 1998, the Company adopted a three-year restructuring plan to reduce its retail cost structure by eliminating 341 positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores. In addition, the Company restructured certain pipeline and terminal operations and support infrastructure resulting in the elimination of 125 positions. As of September 30, 1999, 136 convenience stores were sold or closed and 286 employees were terminated under the retail and pipeline and terminal restructuring plans.

In December 1998, the Company finalized plans to eliminate approximately 300 non-essential jobs, programs and expenses and to implement new initiatives designed to further reduce capital employed and improve earnings. As of September 30, 1999, 134 employees were terminated under the profit improvement program.

Changes in accrued restructuring costs for the nine months ended September 30, 1999 were as follows (in millions):

                                             Balance at                                             Balance at
                                         December 31, 1998        Payments      Reductions      September 30, 1999
                                         -----------------        --------      ----------      ------------------
Severance and related costs                    $ 19.0              $ 13.8          $ 0.3             $   4.9
Lease buyout costs                               14.0                 0.6            0.8                12.6
Fuel system removal costs                        16.1                 2.2            2.8                11.1
                                               ------              ------          -----             -------
                                               $ 49.1              $ 16.6          $ 3.9             $  28.6
                                               ======              ======          =====             =======

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

NOTE 6:  Accounts Receivable Securitization

In March 1999, the Company arranged a $250.0 million revolving accounts receivable securitization facility. On an ongoing basis, the Company sells certain accounts receivable to Coyote Funding, L.L.C. (Coyote), a non-consolidated, wholly-owned subsidiary, which then sells a percentage ownership in such receivables, without recourse, to a third party cooperative corporation. The gross proceeds resulting from the sales of the percentage ownership interest in the receivables totaled $237.6 million through September 30, 1999. The Company's retained interest in receivables sold to Coyote is included in accounts and notes receivable, net in the accompanying consolidated balance sheet. Discounts and net expenses associated with the sales of receivables totaled $7.8 million and are included in interest expense in the consolidated statement of operations for the nine months ended September 30, 1999.

NOTE 7:  Business Segments

The Company has three reportable segments: Refining, Retail and Petrochemical/NGL. The Refining segment includes refinery, wholesale, product supply and distribution, and transportation operations. The Retail segment includes Company-operated convenience stores, dealers/jobbers and truckstop facilities, cardlock and home heating oil operations. The Petrochemical/NGL segment includes earnings from Nitromite fertilizer, NGL marketing and certain NGL pipeline operations. Equity income from Diamond-Koch, a 50-50 joint venture primarily related to the Mont Belvieu petrochemical assets of the Company and Koch Industries, Inc., is not included in operating income. Operations that are not included in any of the three reportable segments are included in the Corporate category and consist primarily of corporate office operations.

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

                                                                        Petrochemical/
                                              Refining      Retail            NGL          Corporate        Total
                                              --------      ------            ---          ---------        -----
                                                                         (In millions)
Nine months ended September 30, 1999:
   Sales and other revenues from
      external customers...............      $ 5,526.5     $ 4,325.8         $ 101.3       $    -          $ 9,953.6
   Intersegment sales..................        1,905.5           6.4             -              -            1,911.9
   EBITDA..............................          468.3         146.8             5.8          (94.4)           526.5
   Depreciation and amortization.......          123.9          49.9             1.0            2.6            177.4
   Operating income (loss).............          344.4          96.9             4.8          (97.0)           349.1
   Total assets........................        3,270.5       1,252.1           163.5          423.0          5,109.1

Nine months ended September 30, 1998:
   Sales and other revenues from
      external customers...............      $ 4,125.7     $ 4,208.7         $ 237.1       $    -          $ 8,571.5
   Intersegment sales..................        1,611.4           3.6            15.9            -            1,630.9
   EBITDA..............................          304.1          74.3            32.9         (106.8)           304.5
   Depreciation and amortization.......          114.6          56.4             7.0            2.8            180.8
   Operating income (loss).............          189.5          17.9            25.9         (109.6)           123.7
   Total assets........................        3,441.0       1,374.5           195.7          200.5          5,211.7

Three months ended September 30, 1999:
   Sales and other revenues from
      external customers...............      $ 2,207.5     $ 1,592.1         $  42.5       $    -          $ 3,842.1
   Intersegment sales..................          768.5           2.0             -              -              770.5
   EBITDA..............................          220.0          35.6             2.8          (28.5)           229.9
   Depreciation and amortization.......           42.7          17.0             0.3            0.9             60.9
   Operating income (loss).............          177.3          18.6             2.5          (29.4)           169.0

Three months ended September 30, 1998:
   Sales and other revenues from
      external customers...............      $ 1,349.7     $ 1,318.1         $  73.1       $    -          $ 2,740.9
   Intersegment sales..................          505.5           1.4             5.9            -              512.8
   EBITDA..............................           95.7          68.2             7.3          (32.8)           138.4
   Depreciation and amortization.......           38.4          16.7             2.1            0.1             57.3
   Operating income (loss).............           57.3          51.5             5.2          (32.9)            81.1


The following summarizes the reconciliation of reportable segment operating income to consolidated operating income (in millions):

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                                -------------                     -------------
                                                             1999            1998            1999            1998
                                                             ----            ----            ----            ----
Operating income:
  Total operating income for reportable segments...        $ 198.4         $ 114.0         $ 446.1         $ 233.3
  Other operating income (loss)....................          (29.4)          (32.9)          (97.0)         (109.6)
                                                           -------         -------         -------         -------
     Consolidated operating income.................        $ 169.0         $  81.1         $ 349.1         $ 123.7
                                                           =======         =======         =======         =======

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

NOTE 9:  Proposed Sale of the Michigan System

In December 1998, the Company announced plans to consider the sale of the Michigan operations, which consists of the Alma Refinery, product and crude pipelines, four terminals and 183 convenience stores. In May 1999, the Company signed an agreement with Marathon Ashland Petroleum LLC to sell its Michigan retail stores, terminals and pipelines. The Company expects to complete the sale in the fourth quarter of 1999, subject to regulatory approvals and closing conditions.

Upon completion of the sale of the Michigan retail stores, terminals and pipelines, the Company plans to close the Alma Refinery. The Company suspended operations at the refinery during the first week of October 1999.

NOTE 10:  Subsequent Events

During 1998, the Company purchased 3,740,400 shares of its Common Stock under a $100.0 million buyback program. The purchased stock will be used to fund future employee benefit obligations of the Company. The purchased shares were transferred to a Grantor Trust Stock Ownership Program on November 9, 1999 and will be released therefrom over a ten-year period.

On October 5, 1999, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on December 2, 1999 to holders of record on November 18, 1999.

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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Financial and operating data by geographic area for the three months ended September 30, 1999 and 1998 are as follows:

Financial Data:

                                                                Three Months Ended September 30,
                                           ----------------------------------------------------------------------------
                                                          1999                                    1998
                                           -----------------------------------     ------------------------------------
                                              US        Northeast      Total          US        Northeast      Total
                                              --        ---------      -----          --        ---------      -----
                                                                          (In millions)
Sales and other revenues...............    $ 3,053.8     $ 788.3     $ 3,842.1     $ 2,157.7      $ 583.2    $ 2,740.9
Cost of products sold (1)..............      1,986.0       517.5       2,503.5       1,200.6        303.5      1,504.1
Operating expenses.....................        229.7        18.5         248.2         248.9         26.3        275.2
Selling, general and
  administrative expenses..............         32.8        42.8          75.6          42.9         38.0         80.9
Taxes other than income taxes..........        585.5       199.4         784.9         558.0        184.3        742.3
Depreciation and amortization..........         51.3         9.6          60.9          48.4          8.9         57.3
                                           ---------     -------     ---------     ---------      -------    ---------
Operating income.......................    $   168.5     $   0.5         169.0     $    58.9      $ 22.2         81.1
                                           =========     =======                   =========      ======
Interest income........................                                    3.0                                     2.3
Interest expense.......................                                  (33.4)                                  (35.2)
Equity income from Diamond-Koch (2)....                                    5.2
                                                                                                                     -
Gain on sale of assets (3).............                                    2.2
                                                                     ---------
                                                                                                                     -
Income before income taxes
  and dividends of subsidiary..........                                  146.0                                    48.2
Provision for income                                                     (59.2)                                  (19.9)
taxes.............
Dividends on subsidiary stock..........                                   (2.6)                                   (2.5)
                                                                     ---------                               ---------
Net income.............................                              $    84.2                               $    25.8
                                                                     =========                               =========

(1) For the quarter ended September 30, 1998, the Company recorded a $16.1 million non-cash reduction in the carrying value of inventories due to the continuing drop in crude oil and refined product prices during the third quarter of 1998.

(2) In September 1998, the Company contributed certain of its petrochemical assets to the Diamond-Koch joint venture, which is accounted for using the equity accounting method. Operating income in the third quarter of 1998 for the petrochemical assets contributed was $3.1 million, excluding overhead.

(3) In August 1999, the Company recognized a $2.2 million gain on the sale of an 8.33% interest in a pipeline and terminal facility.

Operating Data:
--------------

                                                                             Three Months Ended September 30,
                                                                                1999                 1998
                                                                                ----                 ----
US System
   Mid-Continent Refineries (1)
        Throughput (barrels per day)...............................            400,700              367,000
        Margin (dollars per barrel) (2)............................            $ 4.86               $ 4.08
        Operating cost (dollars per barrel)........................            $ 1.74               $ 2.17

   Wilmington Refinery
        Throughput (barrels per day)...............................            131,500              116,200
        Margin (dollars per barrel) (2)............................            $ 6.60               $ 4.44
        Operating cost (dollars per barrel)........................            $ 1.73               $ 2.41

   Retail
        Fuel volume (barrels per day)..............................            180,400              168,000
        Fuel margin (cents per gallon).............................             10.1                 15.7
        Merchandise sales ($1,000/day) (3).........................            $ 3,794              $ 3,399
        Merchandise margin (%)3....................................             25.1%                31.1%

Northeast System

   Quebec Refinery
        Throughput (barrels per day)...............................            128,600              150,300
        Margin (dollars per barrel)(2)...............................            $ 2.30               $ 2.87
        Operating cost (dollars per barrel)........................            $ 1.06               $ 0.90

   Retail
        Fuel volume (barrels per day)..............................            63,300               59,100
        Overall margins (cents per gallon)4........................             20.9                 21.4

(1) The Mid-Continent Refineries include the Alma, Ardmore, Denver, McKee and Three Rivers Refineries.

(2) Refinery margins for 1998 exclude the non-cash charge for the reduction in the carrying value of inventories. In addition, the 1998 Mid-Continent Refineries' margin has been restated ($0.31 per barrel) to reflect a change in the policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent marketing operations. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $3.99 for the Mid-Continent Refineries, $3.56 for the Wilmington Refinery, and $2.61 for the Quebec Refinery.

(3) The merchandise sales per day and merchandise margin for 1998 have been restated to include certain deli and food service operations previously included in other retail income. The merchandise sales per day and merchandise margin originally reported for the quarter ended September 30, 1998 was $3,259 and 30.5%, respectively.

(4) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the quarter ended September 30, 1999 totaled $84.2 million as compared to net income of $25.8 million for the quarter ended September 30, 1998. On a per share basis, the 1999 third quarter earnings represent $0.97 per basic and diluted share as compared to $0.29 per basic and diluted share for the third quarter of 1998. The earnings for the third quarter of 1999 are the highest quarterly results since the merger of Ultramar and Diamond Shamrock in 1996.

During the third quarter of 1999, the Company recognized a $2.2 million pre-tax gain on the sale of an 8.33% interest in a pipeline and terminal facility. During the third quarter of 1998, the Company recognized a $16.1 million non-cash charge to reduce inventories due to a drop in crude oil and refined product prices.

US System

The US System had operating income of $168.5 million for the third quarter of 1999 as compared to operating income of $58.9 million for the third quarter of 1998, an increase of 186.1%. Increased throughput and sales volumes combined with strong refining margins and lower operating costs contributed to the US System's strong performance.

Throughput at the Mid-Continent Refineries improved 33,700 barrels per day for the third quarter of 1999 over the third quarter of 1998. In mid-July 1998, the Ardmore Refinery sustained a power failure and fire in the main fractionation column in the plant's fluid catalytic cracking unit (FCCU) which curtailed production by approximately 47,000 barrels per day during the third quarter of 1998. The Mid-Continent refinery margin improved 19.1% from $4.08 per barrel in 1998 to $4.86 per barrel in 1999 as a result of higher wholesale prices generated from increased product demand and better crude oil costs which resulted from managing the lag effect on crude oil purchases. Operating costs were $0.43 per barrel lower in the third quarter of 1999 as compared to 1998 due to lower utility and maintenance expenses combined with higher throughput volumes.

Throughput at the Wilmington Refinery increased 13.2% over the third quarter 1998 level to 131,500 barrels per day for the third quarter of 1999. The Wilmington Refinery operated at full capacity during most of the third quarter of 1999 when the refining margin increased 48.6% to $6.60 per barrel, resulting in record income in California. However, the high refining margins disappeared in September 1999 when several West Coast refineries, which had experienced significant operating problems earlier in the year, were restarted and utilization rates and inventory levels returned to more normal levels.

The US retail operations were negatively impacted by a 35.7% decline in the fuel margin caused by wholesale gasoline prices continuing to increase faster than retail pump prices. At the same time, the merchandise margin dropped six percentage points from the same quarter in 1998 due to the significant increase in cigarette prices which could not be fully passed on to customers. However, retail fuel volumes improved 7.4% in 1999 as compared to 1998 despite closing or selling 136 convenience stores since the retail restructuring program was initiated in 1998. On a per store basis, fuel volumes increased 13.3% and merchandise sales increased 18.7% for the third quarter of 1999 as compared to 1998 due to continued aggressive promotion programs initiated to increase store volumes.

Selling, general and administrative expenses for the third quarter of 1999 continue to be lower than 1998 levels due to the cost-reduction programs initiated in 1998 and early 1999.

Northeast System

Sales and other revenues in the Northeast System increased $205.1 million from the third quarter of 1998 to $788.3 million in the third quarter of 1999 as selling prices returned to more normal levels in 1999. During 1998, selling prices were depressed due to high industry inventories and lower crude oil prices.

Throughput at the Quebec Refinery for the third quarter of 1999 decreased 21,700 barrels per day as compared to the third quarter of 1998 due to a two-week turnaround on the refinery's crude unit, which occurred in late August and early September 1999. The refinery margin decreased $0.57 per barrel from the third quarter of 1998 to $2.30 per barrel in the third quarter of 1999, reflecting continued industry refinery margin weakness in the Atlantic Basin since the beginning of 1999. Partially offsetting the reduced refinery margin were lower operating costs due to the continued cost-reduction programs started at the beginning of 1999. The increase in operating cost per barrel is a result of the lower throughput volumes during the third quarter of 1999 caused by the turnaround at the refinery.

The overall retail margin declined slightly to 20.9 cents per gallon in the third quarter of 1999 as retail pump prices did not follow the rapid increase in import prices. However, retail fuel volumes increased 7.1% over last year which resulted in higher overall retail profits. Retail fuel volumes continue to remain strong due to the successful implementation of promotions programs.

The increase in selling, general and administrative expenses for the third quarter of 1999 is due mainly to the additional selling expenses associated with increased sales volumes for the quarter.

Corporate

Interest expense of $33.4 million in the third quarter of 1999 was $1.8 million lower than in the corresponding quarter of 1998 due to lower average borrowings in 1999 as compared to 1998. In July 1999, the Company paid off $175.0 million of debt which matured. In addition, $30.0 million of debt, which bore interest at 10.75%, was repaid in the first half of 1999.

The consolidated income tax provisions for the third quarter of 1999 and 1998 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1999 and 1998 of 40.5% and 40.0% (exclusive of the 1998 restructuring charges), respectively. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Financial and operating data by geographic area for the nine months ended September 30, 1999 and 1998 are as follows:

Financial Data:

                                                                    Nine Months Ended September 30,
                                           ---------------------------------------------------------------------------
                                                          1999                                    1998
                                           -------------------------------------   -----------------------------------
                                              US        Northeast      Total          US        Northeast      Total
                                              --        ---------      -----          --        ---------      -----
                                                                          (In millions)
Sales and other revenues...............    $ 7,925.6    $ 2,028.0    $ 9,953.6     $ 6,732.9    $ 1,838.6    $ 8,571.5
Cost of products sold (1)..............      4,956.2      1,206.6      6,162.8       3,861.8        990.0      4,851.8
Operating expenses.....................        688.5         73.4        761.9         765.4         85.7        851.1
Selling, general and
  administrative expenses..............        103.4        122.1        225.5         125.8        116.9        242.7
Taxes other than income taxes..........      1,710.3        555.6      2,265.9       1,632.6        546.0      2,178.6
Depreciation and amortization..........        148.7         28.7        177.4         153.8         27.0        180.8
Restructuring and other charges (2)....         11.0            -         11.0         133.2          9.6        142.8
                                           ---------    ---------    ---------     ---------    ---------    ---------
Operating income.......................    $   307.5    $    41.6       349.1      $    60.3    $   63.4        123.7
                                           =========    =========                  =========    =========
Interest income........................                                    8.8                                     6.6
Interest expense.......................                                 (109.4)                                 (107.3)
Equity income from Diamond-Koch (3)....                                   12.4                                       -
Gain on sale of assets (4).............                                    2.2                                     7.0
                                                                     ---------                               ---------
Income before income taxes
  and dividends of subsidiary..........                                  263.1                                    30.0
Provision for income taxes.............                                 (106.8)                                  (32.7)
Dividends on subsidiary stock..........                                   (7.7)                                   (7.7)
                                                                     ---------                               ---------
Net income (loss)......................                              $   148.6                               $   (10.4)
                                                                     =========                               =========

(1) During the nine months ended September 30, 1998, the Company recorded a $42.2 million non-cash reduction in the carrying value of inventories due to the significant market drop in crude oil and refined product prices during the first nine months of 1998.

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

(3) In September 1998, the Company contributed certain of its petrochemical assets to the Diamond-Koch joint venture, which is being accounted for using the equity accounting method. Operating income during the nine months ended September 30, 1998 for the petrochemical assets contributed was $12.9 million, excluding overhead.

(4) In August 1999, the Company recognized a $2.2 million gain on the sale of an 8.33% interest in a pipeline and terminal facility. Also, in March 1998, the Company recognized a $7.0 million gain on the sale of a 25% interest in the same pipeline and terminal facility.

Operating Data:
--------------

                                                                             Nine Months Ended September 30,
                                                                                1999                 1998
                                                                                ----                 ----
US System
   Mid-Continent Refineries (1)
        Throughput (barrels per day)...............................            402,600              393,400
        Margin (dollars per barrel) (2)............................            $ 3.72               $ 3.85
        Operating cost (dollars per barrel)........................            $ 1.76               $ 2.06

   Wilmington Refinery
        Throughput (barrels per day)...............................            130,300              120,500
        Margin (dollars per barrel) (2)............................            $ 5.98               $ 4.87
        Operating cost (dollars per barrel)........................            $ 1.74               $ 2.29

   Retail
        Fuel volume (barrels per day) (3)..........................            177,400              170,500
        Fuel margin (cents per gallon)(3)..........................             11.1                 14.0
        Merchandise sales ($1,000/day)(4)..........................            $ 3,594              $ 3,261
        Merchandise margin (%)4....................................             26.1%                31.1%

Northeast System

   Quebec Refinery
        Throughput (barrels per day)...............................            146,600              152,300
        Margin (dollars per barrel)(2).............................            $ 1.87               $ 2.55
        Operating cost (dollars per barrel)........................            $ 0.94               $ 0.97

   Retail
        Fuel volume (barrels per day)..............................            66,600               63,100
        Overall margins (cents per gallon) (5).....................             23.9                 24.9

(1) The Mid-Continent Refineries include the Alma, Ardmore, Denver, McKee and Three Rivers Refineries.

(2) Refinery margins for 1998 exclude the non-cash charge for the reduction in the carrying value of inventories. In addition, the 1998 Mid-Continent Refineries' margin has been restated ($0.47 per barrel) to reflect a change in the policy for pricing refined products transferred from its McKee and Three Rivers Refineries to its Mid-Continent marketing operations. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $3.75 for the Mid-Continent Refineries, $4.35 for the Wilmington Refinery, and $2.21 for the Quebec Refinery.

(3) The retail fuel volume and fuel margin for 1998 have been restated to conform to the 1999 presentation. The retail fuel volume and fuel margin originally reported for the nine months ended September 30, 1998 was 170,300 barrels per day and 13.9 cents per gallon.

(4) The merchandise sales per day and merchandise margin for 1998 have been restated to include certain deli and food service operations previously included in other retail income. The merchandise sales per day and merchandise margin originally reported for the nine months ended September 30, 1998 was $3,149 and 30.6%, respectively.

(5) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the nine months ended September 30, 1999 totaled $148.6 million as compared to a net loss of $10.4 million for the nine months ended September 30, 1998. The first nine months of 1999 included an $11.0 million charge to record expenses associated with the termination of the proposed Diamond 66 joint venture and a $2.2 million pre-tax gain on the sale of an 8.33% interest in a pipeline and terminal facility. The first nine months of 1998 included the following unusual items:

     o $131.6 million charge related to the restructuring of the retail, refining and pipeline operations and support services;

     o $42.2 million non-cash charge to reduce inventories due to a drop in crude oil and refined product prices;

     o $11.2 million of costs associated with the canceled joint venture with Petro-Canada; and

     o $7.0 million gain on the sale of a 25% interest in a pipeline and terminal facility.

Basic and  diluted  net  income  per share was $1.71 for the nine  months  ended
September 30, 1999 as compared to a net loss of $0.13 per basic and diluted share for the nine months ended September 30, 1998.

US System

The US System had operating income of $307.5 million for the first nine months of 1999 as compared to $60.3 million for the first nine months of 1998. The unusual items discussed above negatively impacted the US System's operating income by $11.0 million in 1999 and $161.2 million in 1998. Excluding the impact of these unusual items, the 1999 operating results increased 43.8% over 1998.

US refining operations continued to improve over 1998 levels due primarily to strong refinery margins at the Wilmington and McKee Refineries. The Wilmington Refinery operated at full capacity during the second and third quarters when refining margins hit an all-time high on the West Coast. In September 1999, the West Coast refining margins returned to more normal levels after other West Coast refineries, which had been shut down, were restarted and taken to full capacity. In addition to the higher refinery margin, throughput at the Wilmington Refinery increased 8.1% to 130,300 barrels per day due to the debottlenecking of the FCCU in December 1998.

The Mid-Continent Refineries' throughput increased 9,200 barrels per day and sales volumes increased 31,700 barrels per day over 1998 levels. In 1998, throughput and sales volumes were adversely affected due to the downtime at the Ardmore Refinery after it sustained a power failure and fire in the FCCU in July 1998. Operating costs for the Mid-Continent Refineries' were lower in 1999 by $0.30 per barrel as compared to 1998 as a result of lower utility expenses and higher throughput volumes. During part of the summer driving season, asphalt margins were lower at the Ardmore Refinery due to lower quality asphalt being produced.

The US retail operations continue to be negatively impacted by the increase in wholesale gasoline prices, which increased faster than retail pump prices. The retail fuel margin declined 20.7% from 1998 to 11.1 cents per gallon in 1999. However, the Company realized a 4.0% increase in the retail fuel volume and 10.2% growth in merchandise sales per day in 1999 as compared to 1998 despite closing or selling 136 stores since the retail restructuring program was initiated in 1998. The merchandise margin, however, declined to 26.1% in 1999 due to the increase in cigarette prices which could not be fully passed on to customers. On a per store basis, fuel volumes increased 9.8% and merchandise sales increased 17.2% due to the Company's marketing efforts to increase store traffic and sales per customer.

Selling, general and administrative expenses for the nine months ended September 30, 1999 were lower compared to 1998 due to the cost-reduction programs initiated in 1998 and early 1999.

Northeast System

Sales and other revenues in the Northeast System increased to $2,028.0 million for the nine months ended September 30, 1999 as compared to $1,838.6 million for 1998. This increase is due mainly to the recovery of 1999 selling prices to more normal levels. During 1998, selling prices were depressed due to high industry inventories and lower crude oil prices.

The refinery margin decreased $0.68 per barrel from $2.55 per barrel during the first nine months of 1998 to $1.87 per barrel in 1999 as a result of high inventory levels, warm winter weather during the first quarter of 1999, and rapidly increasing crude oil costs during 1999. Partially offsetting the reduced refinery margin were lower operating costs due to the cost-reduction programs implemented at the beginning of 1999 resulting in lower operating costs per barrel in 1999 as compared to 1998.

Retail operations benefited from a 5.5% increase in fuel volumes due to continued successful promotions programs. The overall retail margin declined slightly to 23.9 cents per gallon in 1999 from 24.9 cents per gallon in 1998 as a result of slightly lower margins in the home heating oil business which was caused by the warm winter and high inventory levels.

Selling, general and administrative expenses for the nine months ended September 30, 1999 are slightly higher than comparable amounts for 1998 due to additional selling expenses associated with higher sales volumes.

Corporate

Interest expense increased $2.1 million to $109.4 million for the nine months ended September 30, 1999. The increase is due to $7.8 million of costs associated with a newly implemented accounts receivable securitization facility offset by $5.1 million of interest reduction after the payoff of $205.0 million of debt.

The consolidated income tax provisions for the first nine months of 1999 and 1998 were based upon the Company's estimated effective income tax rates for the years ending December 31, 1999 and 1998 of 40.5% and 40.0% (exclusive of the 1998 restructuring charges), respectively. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.

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

Refining margins during the third quarter of 1999 continued to increase as a result of wholesale prices rising faster than increasing crude oil prices and lower refinery utilizations, particularly in California, as compared to year-ago levels. OPEC and other major producing countries have maintained crude oil production cuts resulting in an $8 per barrel average increase in the price of crude oil during 1999. Refinery utilizations have been negatively impacted by severe weather on the East Coast and by unplanned outages at several refineries on the West Coast. The reduced utilizations have in turn tightened refined product supplies while demand increased throughout the summer driving season. Towards the end of the third quarter, refinery margins begin to weaken as the summer driving season concluded and West Coast refineries resumed operations.

As the fourth quarter of 1999 begins, refining margins are comparable to 1998 fourth quarter levels as fall and winter demand for refined products has decreased. The winter demand for home heating oil and other distillates, especially in the northeastern part of the United States and eastern Canada where the Company operates its home heating oil business, should strengthen throughout the fourth quarter assuming this winter is colder than last year. In addition, numerous refineries throughout the U.S. are planning fourth quarter turnarounds during the typical winter slow down for the refining industry. A normal winter on the East Coast and lower refinery utilizations would hold industry margins at average winter levels, which should increase overall industry profits in the fourth quarter of 1999 as compared to 1998.

Retail fuel margins in the second and third quarters of 1999 were negatively impacted as retail pump prices did not keep pace with rising crude oil costs and wholesale gasoline prices. As the fourth quarter of 1999 begins, crude oil prices appear to be stabilizing which may allow retail pump prices to catch up to the higher wholesale gasoline prices and result in improved retail fuel margins. Merchandise margins in the fourth quarter of 1999 are expected to remain level with 1999 year to date margins, which are lower than 1998 due to the cigarette price increases implemented by the tobacco industry in December 1998.

The continued convergence and consolidation in the refining and marketing industry and the entrance of new supermarket stores in the retail sector is changing the competitive level in markets the Company serves, requiring innovative ways to stay ahead of the field. New technology and larger store formats are just some of the ways the Company is responding to the new challenges.

See "Certain Forward-Looking Statements."

Capital Expenditures

The petroleum refining and marketing industry is a capital-intensive business. Significant capital requirements include expenditures to upgrade or enhance refinery operations to meet environmental regulations and maintain the Company's competitive position, as well as to acquire, build and maintain broad-based retail networks. The capital requirements of the Company's operations consist primarily of:

     o maintenance expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

     o growth opportunity expenditures, such as those planned to expand and upgrade its retail business, to increase the capacity of certain refinery processing units and pipelines and to construct additional petrochemical processing units.

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

Capital expenditures in 1999 have been reduced to $195.0 million from an original budget of $295.0 million as several projects have been canceled or delayed. During the nine months ended September 30, 1999, capital expenditures totaled $125.1 million of which $65.1 million related to maintenance expenditures and $60.0 million related to growth opportunity projects. Approximately $31.1 million and $16.0 million of costs have been incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the nine months ended September 30, 1999, the Company also incurred $28.0 million in refinery maintenance turnaround costs primarily at the Wilmington Refinery.

Growth opportunity expenditures for the nine months ended September 30, 1999 included:

     o $29.8 million associated with the implementation of the Company's new information technology system, and

     o    $8.3 million to revamp the McKee Refinery's FCCU power train.

The Company is continually investigating strategic acquisitions and other business opportunities, some of which may be material, which will complement its current business activities. The Company has not completed its budgeting process for 2000, but expects to target capital expenditures of approximately $260.0 million, which will include $160.0 million for growth projects and $100.0 million for maintenance, reliability and regulatory projects.

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

Liquidity and Capital Resources

As of September 30, 1999, the Company had cash and cash equivalents of $136.7 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of September 30, 1999, the Company had borrowing capacity of approximately $678.8 million remaining under its committed bank facilities and commercial paper program and had approximately $618.2 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The Company also has $53.4 million available pursuant to committed lease facilities aggregating $355.0 million under which the lessors will construct or acquire and lease to the Company primarily convenience stores.

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

Effective March 29, 1999, the Company established a revolving accounts receivable securitization facility (Securitization Facility) which provides the Company with the ability to sell up to $250.0 million of accounts receivable on an ongoing basis. In connection with the Securitization Facility, the Company sells, on a revolving basis, an undivided interest in certain of its trade and credit card receivables. The proceeds from the sale of accounts receivable, which totaled $237.6 million at September 30, 1999, were used to reduce the Company's outstanding indebtedness, including indebtedness under its commercial paper program. The remaining availability under the Securitization Facility will be used, among other purposes, to further reduce debt.

On October 6, 1999, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on December 2, 1999 to holders of record on November 18, 1999.

As an alternative financing vehicle, the Company is considering the formation of a master limited partnership (MLP), which would operate most of the Company's pipeline and terminal assets. The Company would be the general partner of the MLP and operate the assets on its behalf. It is contemplated that the MLP, through an initial public offering, would sell limited partnership units representing 49% of the ownership interests to the public. Management expects to form the MLP and complete the initial public offering during the first quarter of 2000, subject to approval by the Board of Directors and evaluation of market conditions and other considerations.

Cash Flows for the Nine Months Ended September 30, 1999

During the nine months ended September 30, 1999, the Company's cash position decreased $39.4 million to $136.7 million. Net cash provided by operating activities was $583.4 million including the receipt of $237.6 million from the sale of trade and credit card receivables under the Company's Securitization Facility.

Net cash used in investing activities during the nine months ended September 30, 1999 totaled $122.7 million including $125.1 million for capital expenditures, $28.0 million for deferred refinery maintenance turnaround costs and $30.4 million from proceeds from asset sales.

Net cash used in financing activities during the nine months ended September 30, 1999 totaled $503.8 million, including payments to reduce short-term borrowings and long-term debt of $434.8 million and for cash dividends totaling $71.5 million. In April and July 1999, the Company paid off $30.0 million of 10.75% Senior Notes and $175.0 million of 8.25% Notes, respectively.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at September 30, 1999 by $90.5 million. Although the Company expects the exchange rate to fluctuate during 1999, it cannot reasonably predict its future movement.

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

Year 2000 Issue

State of Readiness
In 1997, the Company commenced efforts to address Year 2000 issues and subsequently formalized an enterprise-wide effort to assess and mitigate or eliminate the business risk associated with Year 2000 issues, focusing on:

     o    information  technology (IT) computer  hardware and  software systems,

     o internal process control equipment outside of the IT area used in the refining or retail operations, and

     o interfaces and support services from key suppliers, vendors and customers.

A Company-wide process is in place to inventory, assess, test, remediate and develop contingency plans for addressing the Year 2000 issues described above. The process is ongoing and is periodically reassessed as new information becomes known, and the process is revised accordingly. The Company has also engaged outside consultants to assist in addressing its Year 2000 issues and to provide quality assurance reviews.

The Company's Northeast IT systems are now expected to be Year 2000 compliant. In August 1999, the Company implemented a new stand-alone enterprise-wide IT system. This new enterprise-wide IT system is also being implemented, effective January 1, 2000, in the US because it offers superior technological enhancements and operating efficiencies not available in the existing US IT system. The cost of the new enterprise-wide IT system for the Northeast and US is expected to be approximately $53.0 million, with most of the costs being capitalized. As of September 30, 1999, the Company has incurred $40.8 million of costs related to the new IT system.

The Company believes it has identified the significant exposure items associated with internal process control equipment used at the refineries and throughout the retail operations, and has implemented plans to bring such equipment into Year 2000 compliance. The Company has also corresponded with its key suppliers, vendors and customers and has developed contingency plans. The estimated cost to be incurred on the remediation and testing of the IT systems and the third-party contingency plans range from $25.0 million to $35.0 million, with most of the costs being capitalized. The actual costs incurred will depend on whether the contingency plans must be implemented. All remediation and contingency planning and testing will be completed by December 31, 1999 to ensure minimal disruption to operations as the new millennium begins. As of September 30, 1999, the Company has incurred approximately $23.1 million of costs related to the remediation and testing of the IT systems and contingency plans of which $19.2 million has been capitalized.

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

Conclusion
The Company's current and planned activities with respect to the Year 2000 issue are expected to significantly reduce the Company's level of uncertainty about the magnitude of the risk posed by the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its key suppliers, vendors, and customers. The Company believes that, with the implementation of new IT systems and completion of activities as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

The following table provides information about the Company's long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. Principal payments and related weighted average interest rates by expected maturity dates, after consideration of refinancing, are presented for long-term debt. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average floating rates are based on implied forward rates in the yield curve at September 30, 1999.

                  Expected Maturity - Year Ending December 31,
                                                                                 There-                     Fair Value
                                1999      2000      2001      2002      2003     after       Total      September 30, 1999
                                ----      ----      ----      ----      ----     -----       -----      ------------------
                                                                      (In millions)
Long-term Debt:
  Fixed rate..................  $1.2      $14.6     $86.0     $286.6    $34.6    $913.9      $1,336.9         $1,311.8
    Average interest rate....... 9.1%       9.0%      9.6%       8.7%     8.9%      7.6%          8.0%           N/A
  Floating rate...............  $  -      $   -     $   -     $161.1    $   -    $    -      $  161.1         $  161.1
    Average interest rate.......   -%         -%        -%       5.8%       -%        -%          5.8%           N/A

Interest Rate Swaps:
  Fixed to floating...........  $  -      $   -     $   -     $200.0    $   -    $250.0      $  450.0         $  450.0
    Average pay rate...........  5.71%      5.93%     6.50%      6.64%    6.78%     7.25%         6.79%          N/A
    Average receive rate.......  6.43%      6.43%     6.43%      6.43%    6.59%     6.85%         6.66%          N/A


Foreign Currency Risk

The Company periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At September 30, 1999, the Company did not have any short-term foreign exchange contracts.

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

As of September 30, 1999, the Company had outstanding commodity futures and price swap contracts to buy $512.2 million and sell $268.7 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 6.4 million barrels of crude oil and refined products which mature on various dates through June 2002. The fair value of commodity futures contracts is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current published quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

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

                                                                                                         Weighted
                                               Carrying       Fair Value                   Contract       Average
                                                Amount          Amount       Contract      Volumes         Price
Year Ending December 31,                      Gain (Loss)    Gain (Loss)      Amount      In Barrels     Per Barrel
------------------------                      -----------    -----------     --------     ----------     ----------
                                                           (In millions, except weighted average price)
Crude Procurement:
Futures contracts - long:
  1999.......................................  $   -          $  15.6         $ 241.7         10.1        $ 23.93
  2000.......................................      -             25.4           130.5          6.1          21.39

Futures contracts - short:
  1999.......................................      -             (3.4)          213.0          8.8          24.14
  2000.......................................      -             (0.5)           55.7          2.4          22.93

Price swaps:
  2002.......................................     (9.1)         (21.1)          140.0          6.4          22.00


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


ULTRAMAR DIAMOND SHAMROCK CORPORATION


By:  /s/ H. Pete Smith
         H. PETE SMITH
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         November 12, 1999