Form 10-K
period 1999-12-31
ULTRAMAR DIAMOND SHAMROCK CORP
filed 2000-03-16
CIK 887207

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

                     For the year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the Company, based on the last sales price of the Common Stock of the Company as quoted on the NYSE was $1,876,268,000.

The number of shares of Common Stock, $0.01 par value, of the Company outstanding as of February 26, 2000 was 86,846,763.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, and 13 of
Part III. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item                                                                      Page
----                                                                      ----
                                 PART I
 1.Business..............................................................   3
 2.Properties............................................................  12
 3.Legal Proceedings.....................................................  12
 4.Submission of Matters to a Vote of Security Holders...................  14

                                 PART II
 5.Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................  15
 6.Selected Financial Data...............................................  15
 7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  17
 7A.Quantitative and Qualitative Disclosures About Market Risk...........  34
 8.Financial Statements and Supplementary Data...........................  38
 9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................  71

                                PART III
10.Directors and Executive Officers of the Registrant....................  71
11.Executive Compensation................................................  71
12.Security Ownership of Certain Beneficial Owners and Management........  71
13.Certain Relationships and Related Transactions........................  71

                                 PART IV
14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K......  71
Signatures...............................................................  80

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Certain Forward-Looking Statements" on page 34.

                                    PART I

Item 1. Business

                                    Summary

Ultramar Diamond Shamrock Corporation (the Company or UDS) is a leading independent refiner and marketer of high-quality refined products and convenience store merchandise in the central and southwest regions of the United States, and the northeast United States and eastern Canada. Its operations consist of refineries, convenience stores, pipelines and terminals, a home heating oil business, and related petrochemical and natural gas liquids
(NGL) operations. The Company currently employs approximately 21,000 people.

The Company owns and operates six refineries strategically located near its key markets:

  .  McKee Refinery located near Amarillo in north Texas;

  .  Three Rivers Refinery located near San Antonio in south Texas;

  .  Wilmington Refinery located near Los Angeles in southern California;

  . Ardmore Refinery located near the Oklahoma/Texas border in south central Oklahoma;

  .  Denver Refinery located near Denver in eastern Colorado; and

  .  Quebec Refinery located near Quebec City in Quebec, Canada.

In the United States, the Company markets refined products and a broad range of convenience store merchandise under the Diamond Shamrock(R), Beacon(R), Ultramar(R), and Total(R) brand names through a network of approximately 3,800 convenience stores across 17 central and southwest states. In the Northeast, the Company markets refined products through approximately 1,200 convenience stores and 82 cardlocks. The Northeast operations include one of the largest retail home heating oil businesses in the northeastern region of North America, selling heating oil to approximately 250,000 households.

The Company's Common Stock is listed on the New York Stock Exchange under the "UDS" symbol. UDS's principal executive offices are located at 6000 North Loop 1604 West, San Antonio, Texas 78249-1112.

                         Acquisition and Dispositions

In September 1997, the Company completed the acquisition of Total Petroleum (North America) Ltd., a Denver, Colorado based petroleum refining and marketing company (the Acquisition). In connection with the Acquisition, the Company issued 0.322 shares of Company Common Stock for each outstanding share of Total common stock, or 12,672,213 shares of Company Common Stock. The Company also assumed approximately $460.5 million of Total's debt in connection with the Acquisition. At acquisition, Total had approximately 6,000 employees and owned and operated refineries in Ardmore, Oklahoma, Alma, Michigan and Denver, Colorado with a combined throughput capacity of 147,000 barrels per day. In addition, Total distributed gasoline and convenience store merchandise through 2,100 branded convenience stores located in the central United States.

In conjunction with the restructuring plan implemented in June 1998, the Company sold a number of under-performing, non-strategic assets during 1999, including 239 Company-operated convenience stores, certain pipelines and crude oil gathering operations in Oklahoma and various other assets. In December 1999, the Company completed the sale of 177 Company-operated convenience stores, 400 miles of crude oil and refined product pipelines and five terminals in Michigan to Marathon Ashland Petroleum LLC. Also in December 1999, the Company permanently closed the Alma, Michigan Refinery and is developing plans to move certain processing units to other refinery locations.

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

The Petrochemical/NGL segment includes the equity earnings from Diamond-Koch, L.P. and Skelly-Belvieu Pipeline Company, LLC and earnings from Nitromite fertilizer operations and NGL marketing operations.

See note 17 to the consolidated financial statements included in "Item 8-- Financial Statements and Supplementary Data" for additional segment information.

Refining

During 1999, the Company's refining operations included seven refineries with a combined throughput capacity of 701,000 barrels per day which included 52,000 barrels per day from the Alma Refinery through September 1999. In December 1999, the Alma Refinery was permanently closed following the sale of the Michigan retail, pipeline and terminal operations. A summary of the Company's operating refineries is as follows:

                                                                   Capacity
   Refinery                                        Location    (barrels per day)
   --------                                     -------------- -----------------
   McKee....................................... Texas               165,000
   Three Rivers................................ Texas                92,000
   Wilmington.................................. California          125,000
   Ardmore..................................... Oklahoma             80,000
   Denver...................................... Colorado             27,000
   Quebec...................................... Quebec, Canada      160,000
                                                                    -------
                                                                    649,000
                                                                    =======

These refineries produce primarily gasoline, diesel, jet fuels and liquefied petroleum gases. Other by-products of the refining process include petroleum coke, asphalt, sulfur, ammonium thiosulfate and refinery-grade propylene.

The Company's US network of crude oil pipelines and terminals provides the ability to acquire crude oil from producing leases, major domestic crude oil trading centers and Gulf and West Coast ports, and to transport crude oil to the Company's US System refineries at a competitive cost. The Canadian refinery relies on foreign crude oil which is delivered by ship to the Company's St. Lawrence River dock facility. The Company acquires a portion of its crude oil requirements through the purchase of futures contracts on the New York Mercantile Exchange. The Company also uses the futures market to manage the price risk inherent in purchasing crude oil in advance of the delivery date and in maintaining its inventories.

The Company does not maintain crude oil reserves; however, it has access to a large supply of crude oil from both domestic and foreign sources, most of which is obtained under short-term supply agreements. Although its operations could be adversely impacted by fluctuations in availability of crude oil and other supplies, the Company believes that it is currently advantageous to maintain short-term supply agreements to purchase crude oil at attractive prices. The Company believes that the current sources of crude oil and other feedstocks will be sufficient to meet the Company's requirements in the foreseeable future.

McKee Refinery
The McKee Refinery relies primarily on a varying blend of domestically produced crude oil for feedstock. The refinery produces conventional gasoline, Federal specification reformulated gasoline (RFG), other oxygenated gasolines, and low-sulfur diesel meeting governmental specifications for on-road use. A portion of the oxygenates used in manufacturing RFG and other oxygenated gasolines is manufactured at the McKee Refinery and the balance is obtained from other manufacturers. During 1999, the McKee Refinery's fluid catalytic cracking unit's (FCCU) power train was revamped increasing the refinery's throughput capacity by 9,000 barrels per day.

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

Three Rivers Refinery
The Three Rivers Refinery relies primarily on foreign crude oil for feedstock. The refinery produces gasolines, diesel fuel, fuel oil, propane, and jet fuel. During the three years ended December 31, 1999, the Company completed several expansion projects at the Three Rivers Refinery, including replacement of the FCCU reactor and regenerator, a benzene/toluene/xylene (BTX) and fractionation unit, a heavy gas oil hydrotreater, a demetalized oil hydrotreater, a hydrogen plant and a sulfur recovery plant to allow the refinery flexibility in selecting its crude oil feedstock and to expand the throughput capacity. In addition, the refinery processes NGL from local gas processing plants.

The Three Rivers Refinery has access to crude oil from foreign sources delivered to the Texas Gulf Coast at Corpus Christi, Texas, as well as crude oil from domestic sources. The Company's crude oil terminal in Corpus Christi has a total storage capacity of 1.6 million barrels, and allows the Company to accept delivery of larger crude oil cargoes at the terminal, thereby decreasing the number of deliveries and the demurrage expense. The Corpus Christi crude oil terminal is connected to the Three Rivers Refinery by a 70-mile pipeline which has the capacity to deliver 120,000 barrels per day to the refinery. The Three Rivers Refinery also has access to West Texas Intermediate and South Texas crude oils through common carrier pipelines.

Refined products produced at the McKee and Three Rivers Refineries are distributed primarily through approximately 3,357 miles of refined product pipelines connected to 14 terminals. The Company's refined products terminal near Dallas, Texas also receives products from the Explorer Pipeline, a major common carrier pipeline from the Houston, Texas area.

Total storage capacity of refined products within the McKee and Three Rivers pipeline and terminal system is approximately 3.0 million barrels.

Wilmington Refinery
The Wilmington Refinery is the newest refinery in California and one of the most modern, technologically advanced and energy efficient refineries in North America. The Wilmington Refinery operates primarily on a blend of California and imported foreign crude oils. Given its coking and desulfurizing capabilities, it is particularly well suited to process heavy, high-sulfur crude oils, which historically have cost less than other crude oils. In 1998, the main column and gas concentration sections of the FCCU were modified to expand throughput capacity by 5,000 barrels per day. In 1996, the Company completed several construction projects which enabled the refinery to produce 100% California Air Resource Board specification reformulated gasoline
(CARB), and increased the throughput capacity of the refinery.

The Wilmington Refinery has 2.8 million barrels of storage capacity and is connected by pipeline to marine terminals and associated dock facilities, which can be utilized for movement and storage of crude oil and other feedstocks. The Company operates a product marine terminal and a dock facility which are leased from the Port of Los Angeles. The Company also owns tanks at the marine terminal with a storage capacity of 980,000 barrels.

Refined products are distributed from the Wilmington Refinery by pipeline to a network of refined product terminals owned by third parties in southern California, Nevada and Arizona, and then on to the Company's convenience stores and wholesale customers. Storage capacity of refined products in the Wilmington system is 500,000 barrels.

Ardmore Refinery
The Ardmore Refinery processes heavy, sour crude oils from both domestic and foreign sources. The refinery produces many products including conventional gasolines, diesel fuels and asphalt. Crude oil is delivered to the refinery through the Company's crude oil gathering system which includes over 200 miles of pipeline. Crude oil can also be delivered by third party pipelines and trucking operations. Refined products are transported via pipelines, rail cars and trucks. The Ardmore Refinery has over 1.8 million barrels of refined product storage.

Denver Refinery
The Denver Refinery relies primarily on a varying blend of domestically produced and Canadian crude oil for feedstock. The refinery produces conventional gasoline, oxygenated gasoline, and low-sulfur diesel meeting government specifications for on-road use. The Denver Refinery is supplied by third-party pipelines, a 120-mile Company-owned pipeline and by truck.

Since its acquisition in September 1997, the Denver Refinery has been integrated with the operations of the McKee Refinery due to the McKee to Denver refined product pipeline that existed prior to the Acquisition. This integration has helped streamline operations and allowed both refineries to optimize production runs.

Quebec Refinery

The Quebec Refinery relies on foreign crude oil for feedstock. During the three years ended December 31, 1999, the Company completed several capital projects at the Quebec Refinery, including:

  . the expansion of the FCCU and de-bottlenecking the crude units, all of which have resulted in expanded throughput capacity and

  . the reduction of Benzene content in gasoline to meet government regulation requirements and acidic crude processing.

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

Refined products are transported from the Quebec Refinery by coastal ship, truck and railroad tank car. The Company operates a distribution network of approximately 65 bulk storage facilities throughout the Northeast System, including 28 terminals.

Alma Refinery
The Alma Refinery was fully operational until October 1, 1999 when the Company suspended operations and completed processing the remaining crude oil held in storage. In December 1999, the Company permanently closed the Alma Refinery upon completion of the sale of the Michigan retail, pipeline and terminal operations to Marathon Ashland. The sale to Marathon Ashland included the Michigan retail operations, and all pipelines and terminals in Michigan; however, it excluded the refinery and its various components. As a result of the closure, the Company recorded a one-time charge of $138.2 million to cover the severance costs of eliminating all refinery personnel and to write down the refinery to its estimated salvage value.

The Alma Refinery typically processed Michigan light sweet crude oil, Canadian crude oil and condensate and North Dakota sweet crude oil which were easily accessed from multiple crude oil pipeline connections including the Lakehead/Interprovincial Pipeline, which transports both Canadian and domestic crude oil. The refinery produced a wide range of specialty products such as solvents, aviation gasoline, racing fuel and hexenes and yielding very little residual fuel oil.

The Alma Refinery had 13 crude oil tanks with 800,000 barrels of storage capacity. The refinery also owned and operated over 250 miles of crude oil pipelines and over 135 miles of refined product pipelines which were used to transport product from the refinery to four Company-owned terminals and to other terminals operated by exchange partners. A fifth Company-owned product terminal was supplied by truck or boat.

Pipelines and Exchanges
Over the past several years, the Company has increased its distribution system through the construction of new refined product pipelines to connect the Company's refineries to expanding markets and by adding to or purchasing additional capacity in existing refined product pipelines. During the past three years, the Company completed the construction of its McKee to El Paso, Texas refined product pipeline and terminal, expanded the Amarillo to Albuquerque refined product pipeline, and expanded the Colorado to Denver refined product pipeline.

In addition to Company pipelines and terminals, the Company enters into product exchange and purchase agreements which enable it to minimize transportation costs, optimize refinery utilization, balance product availability, broaden geographic distribution and supply markets not connected to its refined product pipeline system. Exchange agreements provide for the delivery of refined products to unaffiliated companies at the Company's and third party terminals in exchange for delivery of a similar amount of refined products to the Company by such unaffiliated companies at agreed locations. Purchase agreements involve the purchase by the Company of refined products from unaffiliated companies with delivery occurring at agreed locations. Refined products are currently received on exchange or by purchase through approximately 80 terminals and distribution points throughout the Company's retail areas. Most of the Company's agreements are long-standing arrangements. However, they can be terminated with 30 to 90 days notice. The Company believes it is unlikely that there will be an interruption in its ability to exchange or purchase refined product in the foreseeable future.

In November 1997, the Company entered into an agreement to sell to Phillips Pipeline Company an interest in the El Paso refined product pipeline system, which includes the 408-mile refined product pipeline from McKee to El Paso and the terminal in El Paso. In accordance with the agreement, Phillips purchased a 25% interest in the system in 1998 and, when the planned expansion of the pipeline was completed in 1999, Phillips purchased an additional 8.33% interest. The Company continues to operate the system.

Retail
The Company is one of the largest independent retailers of refined products in the central and southwest United States. The Company has strong brand identification in its 17-state retail area, including Texas, California, Colorado and Oklahoma. Gasoline and diesel fuel are sold under the Diamond Shamrock(R), Beacon(R), Ultramar(R), and Total(R) brand names through a network of 1,583 Company-operated and 2,193 dealer-operated convenience stores. Of the Company-operated stores, 826 are owned and 757 are leased. In 1999, the Company's total sales of refined products in its US system averaged 175,100 barrels per day.

The Company-operated convenience stores are generally modern, attractive, high-volume gasoline outlets. In addition, these stores sell a wide variety of products such as groceries, health and beauty aids, fast foods, beverages and cigarettes.

The Company has an ongoing program to modernize and upgrade the convenience stores it operates. These efforts include the construction of new stores or improving the uniformity and appearance of existing stores. Improvements generally include new exterior signage, lighting and canopies, as well as the installation of computer-controlled pumping equipment.

In June 1998, the Company approved a restructuring plan designed to reduce its cost structure to reflect current values and improve operating efficiencies in its retail and support services. As a result, the Company recorded a one-time charge to earnings of $131.6 million to cover the cost of eliminating 466 positions, and the closure and sale of 316 under-performing convenience stores.

During 1999 and 1998, the Company opened ten convenience stores; seven of which are located in Arizona. During 1999, the Company sold or closed 416 convenience stores; 177 of those stores were located in Michigan and 162 were under-performing convenience stores included in the 1998 restructuring plan. During 1998, the Company also sold or closed 208 convenience stores, which included 65 under-performing convenience stores related to the 1998 restructuring plan.

The Company's competitive position is supported by its own proprietary credit card program, which had approximately 1.4 million active accounts as of December 31, 1999. The Company currently utilizes electronic point-of-sale credit card processing (POS) at substantially all its Company and dealer-operated stores. POS reduces transaction time at the sales counter and lowers the Company's credit card program costs. Over the past several years, the Company has installed dispenser-mounted credit card readers at high volume Company-operated stores.

In eastern Canada, the Company is a major supplier of refined products serving Quebec, Ontario and the Atlantic provinces of Newfoundland, Nova Scotia, New Brunswick and Prince Edward Island. In 1999, the Company's total retail sales of refined products in its Northeast System averaged 68,400 barrels per day. The gasoline and diesel fuel is sold under the Ultramar(R) brand through a network of approximately 1,226 convenience stores located throughout eastern Canada. As of December 31, 1999, the Company owned or controlled, under long-term leases, 607 convenience stores and it distributed gasoline to 619 branded dealers and independent jobbers on an unbranded basis. In addition, the Company has 82 cardlocks, which are card or key-activated, self-service, unattended stations that allow commercial, trucking and governmental fleets to buy gasoline and diesel fuel 24 hours a day. Over the past several years, the Company has converted 180 gasoline-only service stations to high-volume Company-operated convenience stores and plans to continue this program by converting an additional 100 to 150 service stations to this higher volume convenience store format over the next three years.

The Northeast System operations include one of the largest home heating oil businesses in North America. In 1999, the Company sold, under the Ultramar(R) brand, home heating oil to approximately 250,000 households in eastern Canada and the northeastern United States. Under a development plan initiated in 1995, the Company has since acquired ten retail home heating oil operations, adding approximately 81,000 households.

Petrochemical/NGL

Diamond-Koch
On September 1, 1998, the Company and Koch Hydrocarbon Company, a division of Koch Industries, Inc. and Koch Pipeline Company, L.P., an affiliate of Koch Industries, Inc. (Koch), finalized the formation of Diamond-Koch, L.P. and three related limited partnerships (collectively, Diamond-Koch), a 50-50 joint venture primarily related to each entity's Mont Belvieu petrochemical assets. Koch contributed its interest in its Mont Belvieu natural gas liquids fractionator facility and certain of its pipeline and raw NGL gathering systems. The Company contributed its interests in its propane/propylene splitters and related distribution pipeline and terminal, and its interest in its Mont Belvieu hydrocarbon storage facilities. Diamond-Koch is jointly controlled; thus the Company accounts for its interest using the equity method.

The Mont Belvieu hydrocarbon storage facilities are large underground natural gas liquids and petrochemical storage and distribution facilities located at the Barbers Hill Salt Dome near Houston, Texas. The facilities have total permitted storage capacity of 77.0 million barrels and consist of 30 wells. The facilities receive products from the McKee Refinery through the Skelly-Belvieu Pipeline as well as from local fractionators and through major pipelines coming from the mid-continent region, West Texas and New Mexico. The Company and now Diamond-Koch earns various storage and distribution fees when NGL and petrochemicals are moved through and stored at the facilities and when distributed via an extensive network of pipeline connections to various refineries and petrochemical complexes along the Texas and Louisiana Gulf Coast.

The Mont Belvieu facility also includes three propane/propylene splitters which are capable of producing 2.6 billion pounds of polymer-grade propylene per year. Polymer-grade propylene is a feedstock used to manufacture plastics. The splitters utilize refinery-grade propylene produced at the McKee and Three Rivers Refineries and third party refineries for feedstock. The polymer-grade propylene is distributed to purchasers in the Houston Ship Channel area via a pipeline from Mont Belvieu to a jointly owned export terminal in Bayport, Texas.

The Koch assets contributed to Diamond-Koch consisted of:

  . a natural gas liquids fractionator located in Mont Belvieu that is capable of processing 210,000 barrels per day,

  . the Chaparral Pipeline which is used to transport raw natural gas liquids and runs approximately 700 miles from various locations in New Mexico and West Texas to Mont Belvieu, and

  . the Quanah Pipeline which runs approximately 380 miles from West Texas to Midland, Texas where it ties into the Chaparral Pipeline.

Skelly-Belvieu
The Company also has a 50% equity investment in Skelly-Belvieu Pipeline Company, LLC, a partnership between Phillips Pipeline Company and UDS. The Skelly-Belvieu Pipeline transports refinery-grade propylene from the McKee Refinery to Mont Belvieu. Skelly-Belvieu is jointly controlled; thus, the Company accounts for its interest using the equity method.

Other
The Company's other petrochemical/NGL operations consist of an ammonia production facility at the McKee Refinery which produces Nitromite fertilizer and certain NGL marketing operations which buy and sell various NGL products.

                          Competitive Considerations


The refining and marketing business continues to be highly competitive. Competitors include a number of well-capitalized and fully integrated major oil companies and other independent refining and marketing entities which operate in all of the Company's market areas. The continued consolidation and convergence experienced in the refining and marketing industry has reduced the number of competitors; however, it has not reduced overall competition. The Company is the result of a merger of Ultramar Corporation and Diamond Shamrock, Inc. in December 1996 (the Merger). In 1997, the Company acquired Total, a mid-continent refiner and marketer.

The Company's refineries, supply and distribution networks are strategically located in markets it serves. The Company consistently sells more refined product than its refineries produce, purchasing its additional requirements in the spot market. This strategy has enabled the Company's refineries to operate at high throughput rates, while efficiently expanding capacity as deemed prudent and necessary. Quality products and strong brand identification continue to position the Company as a solid competitor in its market areas. In Quebec, Canada and in the adjacent Canadian Atlantic provinces, the Company is the largest independent retailer of gasoline.

Financial returns in the refining and marketing industry depend largely on refining margins and retail margins, both of which have fluctuated significantly in recent years. Refining margins are frequently impacted by sharp changes in crude oil costs which are not immediately reflected in retail product prices. Crude oil and refined products are commodities; thus their prices depend on numerous factors beyond the Company's control, including the supply and demand for crude oil and gasoline. A large, rapid increase in crude oil prices would adversely affect the Company's operating margins if the increased costs could not be passed on to customers. During 1999, crude oil prices more than doubled which pushed wholesale prices to higher levels. However, retail pump prices did not increase at the same rate and consequently, retail fuel margins were squeezed to lower levels during 1999. The industry also tends to be seasonal with increased demand for gasoline during the summer driving season and, in the northeast regions, for home heating oil during the winter months.

                       Regulatory Matters--Environmental

The Company's refining and retail operations are subject to a variety of laws and regulations in the United States and Canada governing the discharge of contaminants into the environment. The Company believes that its operations comply in all material respects with all applicable environmental laws.

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

                                   Employees

As of December 31, 1999, the Company and its subsidiaries had approximately 21,000 employees, including salaried and hourly employees with approximately 18,000 employed in the United States and approximately 3,000 employed in Canada. Approximately 4% of the Company's employees were affiliated with a union under contract or covered by collective bargaining agreements. The Company believes that it maintains good relations with all its employees.

                     Executive Officers of the Registrant

The following is a list of the Company's executive officers as of February 29, 2000:

          Name           Age Position
          ----           --- --------
Jean R. Gaulin..........  57 Chairman of the Board, President, Chief Executive Officer
Timothy J. Fretthold....  50 Executive Vice President, Chief Administrative and Legal Officer
Christopher Havens......  45 Executive Vice President, Marketing and Retail Operations
William R. Klesse.......  53 Executive Vice President, Operations
H. Pete Smith...........  58 Executive Vice President and Chief Financial Officer
Robert S. Beadle........  50 Senior Vice President, Operations Strategy and Business Development
W. Paul Eisman..........  44 Senior Vice President, Supply Chain Management

Jean R. Gaulin was elected Chairman of the Board effective January 1, 2000. In January 1999, he was appointed Chief Executive Officer. As a result of the Merger in December 1996, he was named and served as Vice Chairman of the Board, President and Chief Operating Officer. He was appointed Chief Executive Officer and Chairman of the Board of Ultramar in 1992 and served in those capacities until the Merger in December 1996.

Timothy J. Fretthold has served as Executive Vice President and Chief Administrative Officer for the Company since the Merger in December 1996. In August 1997, he was appointed Chief Legal Officer. From June 1989, he served as Senior Vice President/Group Executive and General Counsel of Diamond Shamrock.

Christopher Havens was named Executive Vice President, Marketing and Retail Operations in December 1999. From January 1999 through December 1999, he served as Senior Vice President, Marketing. From January 1998 through December 1998, he served as Senior Vice President, Retail Marketing and Operations. From December 1996 through December 1997, he was Senior Vice President, Marketing, Northeast and Wholesale. In October 1993, he was appointed Senior Vice President, Marketing of Ultramar Canada Inc. and served in that role until March 1996 when the additional position of President, Ultramar Energy was assumed. From July 1992 to October 1993, he served as Vice President Retail Operations for Ultramar Inc.'s West Coast Business Unit.

William R. Klesse was named Executive Vice President, Operations in January 1999. From the Merger in December 1996 through December 1998, he served as Executive Vice President, Refining, Product Supply and Logistics of the Company. In February 1995, he was named Executive Vice President of Diamond Shamrock. From June 1989 through January 1995, he was Senior Vice President/Group Executive for Diamond Shamrock.

H. Pete Smith has served as Executive Vice President and Chief Financial Officer of the Company since the Merger in December 1996. From April 1996 to the Merger, he served as Senior Vice President and continued as Chief Financial Officer of Ultramar. In April 1992, he was appointed Vice President and Chief Financial Officer of Ultramar.

Robert S. Beadle was named Senior Vice President, Operations Strategy and Business Development in April 1999. From January 1999 through April 1999, he served as Senior Vice President, Development, NGLs and Specialties. From January 1998 through December 1998, he served as Senior Vice President, Corporate Development. From the Merger in December 1996 through December 1997, he was Senior Vice President, Retail Marketing, Southwest. From 1992 through 1995, he was Vice President, Wholesale Marketing, and from 1995 through 1996, he was Vice President, Retail Marketing for Diamond Shamrock.

W. Paul Eisman was named Senior Vice President, Supply Chain Management in January 1999. From the Merger in December 1996 through December 1998, he served as Senior Vice President, Refining. During 1996, he served as Vice President, Refining, and Group Executive of Diamond Shamrock. Prior to his promotion to Vice President in 1995, he served in various senior positions within Diamond Shamrock including Director, Crude Oil Supply, Assistant to the Chairman, and Plant Manager of the McKee Refinery.

Item 2. Properties

The Company owns the McKee, Three Rivers, Quebec, Wilmington, Ardmore, Denver and Alma Refineries and related facilities in fee. The Company also owns approximately 1,800 miles of crude oil pipelines and over 3,400 miles of refined product pipelines as of December 31, 1999. The Company jointly owns with one or more other companies approximately 31 miles of crude oil pipelines and approximately 1,900 miles of refined product pipelines. As of December 31, 1999, the Company owned 65 bulk storage facilities in the Northeast System and 19 refined product terminals in the US System (one of which is only 67% owned by the Company). The Company leases, under long-term operating leases, various parcels of land on which refined product terminals are located and the Corpus Christi crude oil terminal.

At December 31, 1999, the Company's US System retail operations included 1,583 Company-operated convenience stores, 826 of which were owned in fee and 757 of which were leased under long-term operating leases. Of the leased convenience stores, 195 were leased to the Company pursuant to a $190.0 million lease facility expiring in December 2003 (the Brazos Lease). At the end of the lease term, the Company may purchase the properties or renew the lease or arrange for a sale of the convenience stores. In 1996, the Company entered into a similar $100.0 million lease facility expiring in July 2003 (the Jamestown Lease). As of December 31, 1999, 19 convenience stores and the new corporate headquarters building were leased under this facility. As a result of the Acquisition, the Company assumed a $65.0 million lease facility with similar terms to the above lease facilities which expires in August 2002 (the Total Lease). As of December 31, 1999, 15 convenience stores were leased under this facility. For a description of the Company-operated convenience stores, see "Retail" in "Item 1--Business" above.

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

Unocal Patent Infringement Action On August 31, 1998, a California Federal court upheld the validity of a patent granted to Unocal Corporation with respect to certain reformulated gasoline compositions that were required by the State of California when the Phase II regulations of the California Air Resources Board went into effect in March 1996. The Company is not a party to the lawsuit and is not bound by the court's decision. The defendants in the lawsuit, Arco, Chevron, Exxon Mobil, Shell and Texaco, have appealed the decision. In an earlier phase of the trial, a jury assessed damages against the defendant companies based on infringement of the patent. The Company is unable to predict the validity or effect of any claimed Unocal patent. The Company's ultimate exposure, if any, would depend on numerous factors, including the availability of alternate gasoline formulations and the industry's ability to recover any additional costs in the marketplace.

Environmental
The Company has been notified by various Federal and State governmental organizations of the environmental actions described below. Any remediation projects resulting from these actions typically are conducted under the supervision of the governmental authority requiring such remediation. The costs of remedial actions are highly uncertain due to, among other items, the complexity and evolving nature of governmental laws and regulations and their interpretations as well as the varying costs and effectiveness of alternative clean up technologies. However, the Company presently believes that any cost in excess of the amounts already provided for in the consolidated financial statements should not have a material adverse effect on the results of operations or financial position. The Company further believes that a portion of future environmental costs, as well as environmental expenditures previously made, will be recovered from other responsible parties under contractual agreements and existing laws and regulations. See note 14 to the consolidated financial statements included in "Item 8--Financial Statements and Supplementary Data."

EPA Region V v. Total Petroleum, Inc. (Alma Refinery) This EPA Region V enforcement action against the Company's Alma Refinery commenced in September 1997 in the form of Administrative Findings of Violations, a Notice of Violations, and Table of Violations, all of which have been amended to include additional items. The allegations include violations of the Clean Air Act
(CAA) relating to fugitive emissions leak detection and monitoring, quantifying and reporting emissions and improper inspection procedures on regulated tankage. Other allegations include violations of Resource Conservation and Recovery Act (RCRA) relating to maintenance of wastewater ponds, improper storage of hazardous waste, mischaracterization of wastes, improper labeling of wastes and improper disposal of wastes. The Company believes the resolution of such allegations will not have a material adverse effect on the Company's results of operations or financial position. In December 1999, the Company permanently closed the Alma Refinery upon completion of the sale of the Michigan retail, pipeline and terminal operations.

EPA Region VI v. Diamond Shamrock Refining Company, L.P. (McKee Refinery and Three Rivers Refinery) On September 15, 1998, the Company was notified by the federal Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA), that it was ready to bring a Federal court action for CAA and RCRA violations allegedly committed at the McKee and the Three Rivers Refineries and for Clean Water Act (CWA) violations allegedly committed at the Three Rivers Refinery. These alleged violations were categorized as failure to implement and maintain proper records and reports with respect to the facilities' leak detection and repair programs under the CAA, failure to operate the facilities in a manner consistent with good air pollution control prevention for minimizing emissions, failure to comply with effluent limitations and reporting requirements under a CWA permit as well as to properly operate and maintain Three Rivers' wastewater system in accordance with the CWA permit conditions, and discharging pollutants without a permit. After narrowing the issues with the DOJ, the Company has responded to all allegations. Resolution is anticipated before the end of 2000. The Company believes the resolution of such allegations will not have a material adverse effect on the Company's results of operations or financial position.

Texas Natural Resources Conservation Commission (TNRCC) v. Ultramar Diamond Shamrock Corporation (Corpus Christi Terminal) As a result of a TNRCC industrial solid waste inspection on December 12, 1997, TNRCC issued a Notice of Violation (NOV) for the Company's failure to comply with hazardous waste notification and recordkeeping requirements, tank system design criteria, and accumulation time limits with respect to certain sumps and tanks at the docks used by the Company in Corpus Christi, Texas. The Company has resolved all technical issues and each party has submitted briefs to an administrative law judge on the issue of penalty calculations. The Company believes that a final resolution will not exceed $100,000.

EPA Region VI v. Ultramar Diamond Shamrock Corporation (Certain Underground Storage Tank Systems in Arkansas and Texas) On March 11, June 15 and June 16, 1998 and January 15, 1999, EPA Region VI inspected certain of the Company's retail facilities with underground storage tank systems (USTs) for compliance with Federal, Texas, and Arkansas rules and regulations governing the operation, inspection, maintenance, testing and leak detection programs for such facilities. As a result of such inspections, on January 24, 1999, EPA Region VI filed an Administrative Complaint, Compliance Order and Notice of Opportunity for Hearing alleging that the Company at these sites had failed to inspect and test certain USTs, failed to ensure that leak detection results for USTs were reported to the state agencies, and failed to conduct suspected release verifications within time frames dictated by regulation. The Company settled all claims for approximately $376,000 which was accrued in 1999 and paid in January 2000.

EPA Region IX v. Ultramar Inc. (Alleged RCRA Violations at Wilmington Refinery) EPA Region IX issued a Request for Information dated May 6, 1999 relating to a RCRA facility inspection conducted in August 1998. The information requested directly related to the refinery's practice of mixing and disposing of sewer line solids combined with petroleum coke. After the Company responded to the EPA's request, the EPA served Ultramar, Inc. with a NOV alleging violations of RCRA. Refinery representatives met with the EPA on September 1, 1999 and an agreement was reached to settle the matter for $175,000. A final settlement document is being negotiated.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

                                    PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

The Company's Common Stock is listed on the New York Stock Exchange under the symbol "UDS". The table below shows the high and low sales prices on the New York Stock Exchange of the Company's Common Stock and dividends per share thereon.

                                                       Price Range of
                                                        Common Stock     Cash
                                                       --------------- Dividends
                                                        High     Low   Declared
                                                       ------- ------- ---------
   Year 1999
     4th Quarter...................................... $ 27.34 $ 21.69  $0.275
     3rd Quarter......................................   26.38   21.67   0.275
     2nd Quarter......................................   24.19   19.23   0.275
     1st Quarter......................................   23.92   17.54   0.275
   Year 1998
     4th Quarter......................................   29.69   22.31   0.275
     3rd Quarter......................................   32.13   22.75   0.275
     2nd Quarter......................................   35.75   30.38   0.275
     1st Quarter......................................   36.06   31.38   0.275

The Company expects to continue paying cash dividends. The Company's Board of Directors determines the timing, amount and form of future dividends which will depend upon, among other things, future earnings, capital requirements, financial condition and the availability of dividends and other payments from subsidiaries which are subject to the limitation described in note 8 to the consolidated financial statements included in "Item 8--Financial Statements and Supplementary Data" and discussed in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of February 29, 2000, there were 86,846,763 shares of Common Stock outstanding which were held by 11,169 holders of record.

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

During 1999 and 1998, the Company also declared and paid dividends totaling $2.08 per share on the 8.32% Company obligated preferred stock of a subsidiary.

Item 6. Selected Financial Data

The consolidated selected financial data for the five-year period ended December 31, 1999 was derived from the audited consolidated financial statements of the Company. The consolidated selected financial data for the two- year period ended December 31, 1996 has been restated to include the balances and results of Diamond Shamrock Inc. due to the Merger which was accounted for as a pooling of interests.

The consolidated selected financial data as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, should be read in conjunction with "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the audited consolidated financial statements and related notes thereto included in "Item 8--Financial Statements and Supplementary Data."

                                         Years Ended December 31,
                             ----------------------------------------------------
                                1999      1998      1997(6)     1996     1995(7)
                             --------------------- ---------  ---------  --------
                                   (in millions, except per share data)
Statement of Operations
 Data:
  Sales and other revenues.. $ 13,971.2 $11,133.2  $10,878.9  $10,205.4  $8,080.3
  Operating income..........      429.1      62.4      392.3       66.9     223.6
  Income (loss) before
   extraordinary loss and
   cumulative effect........      173.2     (78.1)     159.6      (35.9)     95.0
  Extraordinary loss on debt
   extinguishment(5)........        --        --        (4.8)       --        --
  Cumulative effect of
   accounting change(8).....        --        --         --         --       22.0
  Net income (loss).........      173.2     (78.1)     154.8      (35.9)    117.0
  Comprehensive income
   (loss)(3)................      201.6    (111.9)     134.9      (38.5)    132.0

Basic income (loss) per
 share:
  Income (loss) before
   extraordinary loss and
   cumulative effect........ $     2.00 $   (0.89) $    1.99  $   (0.54) $   1.31
  Extraordinary loss on debt
   extinguishment(5)........                  --       (0.06)       --        --
  Cumulative effect of
   accounting change(8).....        --        --         --         --       0.31
                             ---------- ---------  ---------  ---------  --------
  Net income (loss)......... $     2.00 $   (0.89) $    1.93  $   (0.54) $   1.62
                             ========== =========  =========  =========  ========
Diluted income (loss) per
 share:
  Income (loss) before
   extraordinary loss and
   cumulative effect........ $     2.00 $   (0.89) $    1.94  $   (0.54) $   1.30
  Extraordinary loss on debt
   extinguishment(5)........        --        --       (0.06)       --        --
  Cumulative effect of
   accounting change(8).....        --        --         --         --       0.30
                             ---------- ---------  ---------  ---------  --------
  Net income (loss)......... $     2.00 $   (0.89) $    1.88  $   (0.54) $   1.60
                             ========== =========  =========  =========  ========
Cash dividends per share:
  Common.................... $     1.10 $    1.10  $    1.10  $    1.10  $   1.10
  Preferred(2)..............        --       0.62       2.50       2.50      2.50
  Preferred of subsidiary...       2.08      2.08       1.07        --        --
Weighted average number of shares (in
 thousands):
  Basic(2)(4)...............     86,615    88,555     78,120     74,427    69,467
  Diluted...................     86,742    88,555     82,424     74,427    73,333
                                               December 31,
                             ----------------------------------------------------
                                1999      1998      1997(6)     1996     1995(7)
                             --------------------- ---------  ---------  --------
                                               (in millions)
Balance Sheet Data:
  Cash and cash
   equivalents.............. $     92.8 $   176.1  $    92.0  $   197.9  $  175.5
  Working capital...........      138.7     359.1      359.5      302.6     385.4
  Total assets(1)...........    4,936.0   5,315.0    5,594.7    4,420.0   4,216.7
  Long-term debt, less
   current portion..........    1,327.6   1,937.0    1,877.5    1,657.8   1,569.5
  Preferred stock of
   subsidiary...............      200.0     200.0      200.0        --        --
  Stockholders' equity(4)...    1,493.3   1,384.0    1,686.6    1,240.9   1,328.0

--------
(1) In conjunction with the restructuring plan implemented in June 1998, the Company sold a number of under-performing, non-strategic assets during 1999, including 239 Company-operated convenience stores, certain pipelines and crude oil gathering operations in Oklahoma and various other assets. In December 1999, the Company sold 177 Company-operated convenience stores, 400 miles of crude oil and refined product pipelines and five terminals in Michigan. Also in December 1999, the Company permanently closed the Alma, Michigan Refinery and is developing plans to move certain processing units to other refinery locations.
(2) On March 18, 1998, the Company redeemed the 1,724,400 outstanding shares of preferred stock in exchange for 3,318,698 shares of Common Stock.
(3) Effective March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the Company, comprehensive income (loss) includes net income
    (loss), the net change in the foreign currency translation adjustment and minimum pension liability adjustment, net of income taxes.
(4) On July 28, 1998, the Board of Directors approved a $100.0 million Common Stock buyback program which was completed in December 1998 resulting in the purchase of 3,740,400 shares of Common Stock. In November 1999, the Company established a Grantor Trust Stock Ownership Program to which the Company transferred 3,740,000 shares to fund future employee benefit obligations.
(5) In November 1997, the Company terminated its ESOPs in conjunction with restructuring the employee benefit plans pursuant to the Merger, and recognized an extraordinary loss of $4.8 million (net of income tax benefit of $3.2 million), or $0.06 per share on a diluted basis, as a result of prepaying the underlying 8.77% Senior Notes related thereto.
(6) On September 25, 1997, the Company acquired Total for $851.8 million, consisting of $460.5 million of debt assumed and $391.3 million of Company Common Stock issued for the outstanding stock of Total. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Total are included from the date of acquisition.
(7) On December 14, 1995, Diamond Shamrock acquired National Convenience Stores, Inc. (NCS) for approximately $280.0 million. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of NCS are included from the date of acquisition.
(8) During the second quarter of 1995, the Company changed its method of accounting for refinery maintenance turnaround costs from an accrual method to a deferral method. The change resulted in a cumulative adjustment through December 31, 1994 of $22.0 million (net of income taxes of $13.4 million), or $0.30 per share on a diluted basis, which is included in net income for the year ended December 31, 1995. The effect of the change on the year ended December 31, 1995 was to increase income before cumulative effect of accounting change by approximately $3.5 million ($0.05 per share on a diluted basis) and net income by $25.5 million ($0.35 per share on a diluted basis).

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

In March 1999, the Company and Phillips Petroleum Company terminated discussions related to the formation of a proposed joint venture (Diamond 66) between the two companies. During the first quarter of 1999, the Company expensed $11.0 million of transaction costs incurred related to the formation of Diamond 66, which costs are included in restructuring and other expenses for the year ended December 31, 1999.

In December 1999, the Company finalized the sale of the Michigan convenience stores, pipelines and terminals to Marathon Ashland and recognized a gain of $97.6 million. Upon completion of the sale, the Company permanently closed the Alma Refinery and recognized a loss of $138.2 million, which included a $125.4 million write-down of assets and $12.8 million of severance and closure costs. The gain and loss have been included in restructuring and other expenses for the year ended December 31, 1999.

Also during 1999, the Company sold or closed 239 convenience stores, including 162 under-performing convenience stores associated with the retail restructuring program and various other assets for a net gain of $25.2 million. The net gain is included in restructuring and other expenses for the year ended December 31, 1999.

During 1998, the Company reduced the carrying value of crude oil and refined product inventories by $133.4 million to reduce such inventories to market value which was lower than the LIFO carrying value. During 1997, the Company reduced the carrying value of crude oil inventories by $11.1 million due to the decline in crude oil prices in late 1997. These reductions in inventories are included in the cost of products sold and have been recognized as permanent reductions to the inventory balance as of December 31, 1999 and 1998.

In June 1998, the Company terminated a proposed joint venture with Petro-Canada. Included in restructuring and other expenses for the year ended December 31, 1998 is $11.2 million of costs associated with the joint venture project including $2.5 million to write off costs for a coker development project that has not been pursued.

In June 1998, the Company approved a restructuring plan designed to reduce its cost structure to reflect current values and improve operating efficiencies in its retail, refining and pipeline operations and support services. Also included in restructuring and other expenses for the year ended December 31, 1998 is a $131.6 million charge to cover the cost of eliminating 466 positions, the closure and sale of 316 convenience stores and the sale of certain non-strategic terminals and pipelines.

In December 1998, the Company finalized plans to eliminate approximately 300 non-essential jobs, programs and expenses and to implement new initiatives designed to further reduce capital employed and improve earnings. As a result of these changes, the Company recorded a $12.0 million charge for severance costs associated with terminated employees which is included in restructuring and other expenses for the year ended December 31, 1998.

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

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998


Financial and operating data by geographic area for the years ended December 31, 1999 and 1998 are as follows:

Financial Data:

                                           Years Ended December 31,
                          ------------------------------------------------------------
                                      1999                           1998
                          -----------------------------  -----------------------------
                             US     Northeast   Total       US     Northeast   Total
                          --------- --------- ---------  --------  --------- ---------
                                                (in millions)
Sales and other
 revenues...............  $11,013.3 $2,957.9  $13,971.2  $8,658.3  $2,473.9  $11,132.2
Cost of products
 sold(1)................    7,136.2  1,821.0    8,957.2   4,972.1   1,330.8    6,302.9
Operating expenses......      908.0    112.6    1,020.6   1,025.7     119.8    1,145.5
Selling, general and
 administrative
 expenses...............      149.4    168.2      317.6     173.0     159.6      332.6
Taxes other than income
 taxes..................    2,253.6    744.1    2,997.7   2,175.2     723.4    2,898.6
Depreciation and amorti-
 zation.................      202.3     38.5      240.8     201.5      35.9      237.4
Restructuring and other
 expenses, net(2).......        7.3      0.9        8.2     139.6      13.2      152.8
                          --------- --------  ---------  --------  --------  ---------
Operating income
 (loss).................  $   356.5 $   72.6      429.1  $  (28.8) $   91.2       62.4
                          ========= ========             ========  ========
Interest income.........                           12.4                            9.7
Interest expense........                         (141.5)                        (143.5)
Equity income from joint
 ventures...............                           14.6                            7.4
                                              ---------                      ---------
Income (loss) before
 income taxes and
 dividends of
 subsidiary.............                          314.6                          (64.0)
Provision for income
 taxes..................                          131.1                            3.8
Dividends on subsidiary
 stock..................                           10.3                           10.3
                                              ---------                      ---------
Net income (loss).......                      $   173.2                      $   (78.1)
                                              =========                      =========

--------
(1) During the year ended December 31, 1998, the Company recorded a $133.4 million non-cash reduction to the carrying value of crude oil and refined product inventories due to the significant drop in crude oil and refined product prices in 1998.
(2) Restructuring and other expenses for 1999 include:
  . $11.0 million of transaction costs associated with the termination of the proposed Diamond 66 joint venture;
  . a gain of $97.6 million related to the sale of the Michigan retail, pipeline and terminal operations;
  . a gain of $25.2 million related primarily to the sale or closure of 239 convenience stores;
  . a loss of $138.2 million related to the permanent closure of the Alma
    Refinery in December 1999 located in Michigan; and . $18.2 million of reserve reductions primarily related to retail restructuring reserves which have not been incurred since the Company sold the stores as operating stores.
  Restructuring and other expenses for 1998 include:
  . a $131.6 million charge related to the restructuring of the retail, refining and pipeline operations and support services;
  . a $12.0 million charge for severance benefits payable to terminated employees under the Company's corporate restructuring and profit improvement program implemented in December 1998;
  . $11.2 million of termination costs associated with the cancelled joint venture with Petro-Canada;
  . a $7.0 million gain on the sale of a 25% interest in the McKee to El Paso refined product pipeline and terminal; and, . a $5.0 million loss related primarily to the disposition of Company-
    operated convenience stores.

Operating Data:

                                                     Years Ended December 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
US System
Mid-Continent Refineries(1):
  Throughput (barrels per day)......................      391,200       395,000
  Margin ($/barrel)(2).............................. $       3.61  $       3.49
  Operating cost ($/barrel)......................... $       1.77  $       2.10
Wilmington Refinery:
  Throughput (barrels per day)......................      132,200       114,700
  Margin ($/barrel)(2).............................. $       5.46  $       4.45
  Operating cost ($/barrel)......................... $       1.62  $       2.35
Retail:
  Fuel volume (barrels per day)(3)..................      175,100       170,100
  Fuel margin (cents per gallon)(3).................         11.1          14.4
  Merchandise sales ($1,000/day)(4)................. $      3,496  $      3,246
  Merchandise margin (4)............................         26.2%         30.9%
Northeast System
Quebec Refinery:
  Throughput (barrels per day)......................      149,100       153,300
  Margin ($/barrel)(2).............................. $       1.86  $       2.88
  Operating cost ($/barrel)......................... $       0.92  $       0.98
Retail:
  Fuel volume (barrels per day).....................       68,400        64,000
  Overall margin (cents per gallon)(5)..............         24.0          25.3

--------
(1) The Mid-Continent Refineries include the Ardmore, Denver, McKee, Three Rivers and Alma Refineries.
(2) Refinery margins for 1998 exclude the non-cash charge for the reduction in the carrying value of crude oil and refined product inventories due to the drop in crude oil and refined product prices. In addition, the 1998 Mid-Continent Refineries' margin has been restated ($0.45 per barrel) to reflect a change in the policy for pricing refined products transferred from its McKee and Three Rivers Refineries to the Mid-Continent marketing operations. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $3.01 per barrel for the Mid-Continent Refineries, $3.83 per barrel for the Wilmington Refinery, and $2.15 per barrel for the Quebec Refinery.
(3) The retail fuel volume and fuel margin for 1998 have been restated to conform to the 1999 presentation. The retail fuel volume and fuel margin originally reported for the year ended December 31, 1998 was 169,900 barrels per day and 14.3 cents per gallon, respectively.
(4) The merchandise sales per day and merchandise margin for 1998 have been restated to include certain deli and food service operations previously included in other retail income. The merchandise sales per day and merchandise margin originally reported for the year ended December 31, 1998 was $3,128 and 30.4%, respectively.
(5) Retail overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the year ended December 31, 1999 was $173.2 million compared to net loss in 1998 of $78.1 million. On a per share basis, the Company recognized net income of $2.00 per basic share for the year ended December 31, 1999 as compared to a net loss of $0.89 per basic share for the year ended December 31, 1998.

During 1999, the Company recognized the following unusual items:

  . transaction costs of $11.0 million associated with the termination of the proposed Diamond 66 joint venture were expensed in March 1999;

  . a gain of $97.6 million related to the sale of the Michigan retail, pipeline and terminal operations in December 1999;
  . a gain of $25.2 million related primarily to the sale or closure of 239 convenience stores sold during 1999;
  . a loss of $138.2 million related to the permanent closure of the Alma Refinery in December 1999; and
  . $29.7 million of liability reductions primarily related to retail restructuring reserves and environmental liabilities which are no longer necessary, and insurance recoveries.

During 1998, the Company recognized the following unusual items:

  . $131.6 million charge related to the restructuring of the retail, refining and pipeline operations and support services;
  . $133.4 million non-cash charge to reduce inventories due to the continuing drop in crude oil and refined product prices;
  . $12.0 million charge for severance benefits payable to terminated employees under the Company's corporate restructuring and profit improvement program implemented in December 1998;
  . $11.2 million of termination costs associated with the cancelled joint venture with Petro-Canada; and,
  . $7.0 million gain on the sale of a 25% interest in the McKee to El Paso refined product pipeline and terminal.

US System

The US System had operating income of $356.5 million for the year ended December 31, 1999 as compared to an operating loss of $28.8 million for the year ended December 31, 1998. The unusual items discussed above significantly impacted 1998 operations.

Sales and other revenues increased 27.2% from 1998 to 1999 due primarily to the increase in refined product selling prices at both the wholesale and the retail levels. Refined product selling prices increased steadily throughout 1999 as crude oil costs rose from $12 per barrel in January 1999 to $26 per barrel by December 1999, a 117% increase. In addition, the volumes of refined product sold increased approximately 4% from 1998 to 1999.

US refining operations in 1999 improved significantly over 1998 levels. Despite continuing reductions in industry refining margins everywhere but on the West Coast, the Company was able to improve refining realizations for the US System by favorably managing its crude oil and other feedstock acquisition activities particularly for crude oil purchases in the Mid-Continent region where purchases are arranged approximately 40 days in advance of delivery.

The Wilmington Refinery operated at full capacity during the second and third quarters when refining margins hit an all-time high on the West Coast as a result of significant operating problems at other West Coast refineries. In September 1999, the West Coast refining margins returned to more normal levels after other West Coast refineries which had been shut down, were restarted and taken to full capacity. In addition to the higher refinery margin, throughput at the Wilmington Refinery increased 15.3% from 114,700 barrels per day in 1998 to 132,200 barrels per day in 1999 due to the debottlenecking of the FCCU which was performed during the 25-day turnaround in December 1998. Operating costs per barrel at the Wilmington Refinery decreased to $1.62 per barrel in 1999 from $2.35 per barrel in 1998 as a result of higher throughput volumes and the cost reductions implemented in late 1998.

Throughput at the Mid-Continent Refineries dropped less than 1.0% from 395,000 barrels per day in 1998 to 391,200 barrels per day in 1999 even after operations at the Alma Refinery were suspended in October 1999. In 1998, throughput and the refinery margin were adversely affected due to the downtime at the Ardmore Refinery after it sustained a power failure and fire in the FCCU in July 1998. Operating costs decreased $0.33 per barrel from 1998 to 1999 due to lower utility expenses and other cost reductions.

The US retail operations were negatively impacted by the increase in crude oil prices and short-term supply imbalances during 1999 which pushed wholesale gasoline prices up faster than retail pump prices. Consequently, the retail fuel margin decreased 3.3 cents per gallon from 1998 to 1999. The decrease in the US retail merchandise margin was caused by increased cigarette prices in December 1998 and during 1999 which could not be fully passed on to customers. On a positive note, merchandise sales per store improved 7.7% from 1998 to 1999 as a result of closing and selling under-performing Company-operated convenience stores.

Selling, general and administrative expenses decreased 13.6% in 1999 as compared to 1998 despite the increased selling expenses incurred to support the higher level of sales. More than offsetting the increased selling expenses were lower general and administrative expenses due to the cost-reduction programs initiated in 1998 and early 1999 to improve profitability.

Restructuring and other expenses for 1999 include a net loss of $14.5 million related to asset sales and write-downs, $11.0 million of transaction costs incurred related to the termination of the proposed Diamond 66 joint venture, and $18.2 million of reserve reductions primarily related to retail restructuring reserves, which have not been incurred since the Company sold the under-performing convenience stores as operating stores and employees were hired by the purchaser.

Northeast System

The Northeast System had operating income of $72.6 million for the year ended December 31, 1999 as compared to $91.2 million for the year ended December 31, 1998. The decrease in the operating income is due primarily to lower refining margins and retail fuel margins from 1998 to 1999. Despite a 19.6% increase in sales and other revenues from 1998 to 1999, the rising cost of crude oil during 1999 negatively impacted the Quebec Refinery's margin resulting in a decrease from $2.88 per barrel in 1998 to $1.86 per barrel in 1999. However, operating costs per barrel in 1999 as compared to 1998 decreased due to the cost-reduction programs implemented at the beginning of 1999 which partially offset the impact of the reduced refining margin.

Retail fuel volumes increased 6.9% from 1998 to 1999 due to continued successful promotions programs. The overall retail margin declined to 24.0 cents per gallon in 1999 from 25.3 cents per gallon in 1998 due to slightly lower margins in the home heating oil business which was caused by the warm winter, high inventories and the margin squeeze that resulted as crude oil prices rose during the year.

Selling, general and administrative expenses of $168.2 million increased $8.6 million from 1998 to 1999 due to additional selling expenses associated with higher sales volumes, severance payments and higher year-end bonus accruals.

Restructuring and other expenses for 1999 include a $0.9 million net loss on sales of assets.

Corporate Expenses

Interest expense of $141.5 million for 1999 decreased $2.0 million from 1998 due to lower average outstanding borrowings during 1999 as compared to 1998 resulting from the payoff of $205.0 million of debt in April and July 1999. An additional $397.8 million of debt was paid off in December 1999 with cash flow from operations and the proceeds from asset sales. These additional debt reductions should result in further decreases to interest expense in 2000.

The consolidated income tax provision for the year ended December 31, 1999 was based upon the Company's effective income tax rate for the year of 41.7%. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to State income taxes, the effects of foreign operations, and the amortization and write-off of non-deductible goodwill.

The consolidated income tax provision, exclusive of the retail, refining and pipeline restructuring charge, for the year ended December 31, 1998 was based upon the Company's effective income tax rate for the year of 40.0%. The income tax benefit of the second quarter restructuring charge was computed separately at 20.6% and is below the U.S. Federal statutory income tax rate due to the non-deductible writedown of goodwill. As a result of the unusual items and the profitable Canadian operations, the Company recognized tax expense of $3.8 million even though it incurred a consolidated net loss.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Financial and operating data by geographic area for the years ended December 31, 1998 and 1997 are as follows:

Financial Data:

                                          Years Ended December 31,
                          ------------------------------------------------------------
                                      1998                           1997
                          -----------------------------  -----------------------------
                             US     Northeast   Total     US(1)    Northeast   Total
                          --------  --------- ---------  --------  --------- ---------
                                                (in millions)
Sales and other reve-
 nues...................  $8,658.3  $2,473.9  $11,132.2  $7,861.7  $3,017.2  $10,878.9
Cost of products
 sold(2)................   4,972.1   1,330.8    6,302.9   5,031.8   1,785.7    6,817.5
Operating expenses......   1,025.7     119.8    1,145.5     762.8     124.4      887.2
Selling, general and
 administrative
 expenses...............     173.0     159.6      332.6     149.9     167.4      317.3
Taxes other than income
 taxes..................   2,175.2     723.4    2,898.6   1,489.7     786.2    2,275.9
Depreciation and amorti-
 zation.................     201.5      35.9      237.4     167.7      32.4      200.1
Restructuring and other
 expenses, net(3).......     139.6      13.2      152.8     (13.0)      1.6      (11.4)
                          --------  --------  ---------  --------  --------  ---------
Operating income
 (loss).................  $  (28.8) $   91.2       62.4  $  272.8  $  119.5      392.3
                          ========  ========             ========  ========
Interest income.........                            9.7                           11.5
Interest expense........                         (143.5)                        (131.7)
Equity income from joint
 ventures...............                            7.4                            3.1
                                              ---------                      ---------
Income (loss) before
 income taxes,
 extraordinary loss and
 dividends of
 subsidiary.............                          (64.0)                         275.2
Provision for income
 taxes..................                            3.8                          110.2
Extraordinary loss(4)...                            --                             4.8
Dividends on subsidiary
 stock..................                           10.3                            5.4
                                              ---------                      ---------
Net income (loss).......                      $   (78.1)                     $   154.8
                                              =========                      =========

--------
(1) On September 25, 1997, the Company acquired Total. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Total are included from the date of acquisition.
(2) During the year ended December 31, 1998, the Company recorded a $133.4 million non-cash reduction to the carrying value of crude oil and refined product inventories due to the significant drop in crude oil and refined product prices in 1998. In December 1997, the Company recorded an $11.1 million non-cash reduction in the carrying value of crude oil inventories due to the significant drop in crude oil prices in late 1997.
(3)Restructuring and other expenses for 1998 include:

  . a $131.6 million charge related to the restructuring of the retail, refining and pipeline operations and support services;

  . a $12.0 million charge for severance benefits payable to terminated employees under the Company's corporate restructuring and profit improvement program implemented in December 1998;

  . $11.2 million of termination costs associated with the cancelled joint venture with Petro-Canada;

  . a $7.0 million gain on the sale of a 25% interest in the McKee to El Paso refined product pipeline and terminal; and,

  . a $5.0 million loss related primarily to the disposition of Company-operated convenience stores.

  Restructuring and other expenses for 1997 include:

  . an $11.0 million gain on sale of an office building in San Antonio, Texas, and

  .  a $0.4 million net gain related to the disposition of other assets.

(4) In November 1997, the Company terminated its ESOPs in conjunction with restructuring the employee benefit plans pursuant to the Merger, and recognized an extraordinary loss of $4.8 million (net of income tax benefit of $3.2 million), as a result of prepaying the underlying 8.77% Senior Notes related thereto.

Operating Data:

                                                     Years Ended December 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
US System
Mid-Continent Refineries(1):
  Throughput (barrels per day)......................      395,500       272,300
  Margin ($/barrel)(2).............................. $       3.49  $       3.65
  Operating cost ($/barrel)......................... $       2.10  $       1.98
Wilmington Refinery:
  Throughput (barrels per day)......................      114,700       120,300
  Margin ($/barrel)(2).............................. $       4.45  $       4.61
  Operating cost ($/barrel)......................... $       2.35  $       2.09
Retail:
  Fuel volume (barrels per day).....................      170,100       127,200
  Fuel margin (cents per gallon)....................         14.4          13.4
  Merchandise sales ($1,000/day)(3)................. $      3,246  $      2,559
  Merchandise margin(3).............................         30.9%         30.3%
Northeast System
Quebec Refinery:
  Throughput (barrels per day)......................      153,300       139,800
  Margin ($/barrel)(2).............................. $       2.88  $       2.35
  Operating cost ($/barrel)......................... $       0.98  $       1.04
Retail:
  Fuel volume (barrels per day).....................       64,000        64,000
  Overall margin (cents per gallon)(4)..............         25.3          26.8

--------
(1) The Mid-Continent Refineries include the McKee and Three Rivers Refineries and, since their acquisition on September 25, 1997, the Alma, Ardmore and Denver Refineries.
(2) Refinery margins for 1998 exclude the non-cash charge for the reduction in the carrying value of crude oil and refined product inventories due to the drop in crude oil and refined product prices. In addition, the 1998 Mid-Continent Refineries' margin has been restated ($0.45 per barrel for 1998 and $0.95 per barrel for 1997) to reflect a change in the policy for pricing refined products transferred from its McKee and Three Rivers Refineries to the Mid-Continent marketing operations. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $3.03 per barrel for the Mid-Continent Refineries, $3.83 per barrel for the Wilmington Refinery, and $2.15 per barrel for the Quebec Refinery.
(3) The merchandise sales per day and merchandise margin for 1998 have been restated to include certain deli and food service operations previously included in other retail income. The merchandise sales per day and merchandise margin originally reported for the year ended December 31, 1998 was $3,128 and 30.4%, respectively. The merchandise sales per day and merchandise margin originally reported for the year ended December 31, 1997 was $2,551 and 30.2%, respectively.
(4) Retail overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

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

  . $11.2 million of termination costs associated with the cancelled joint venture with Petro-Canada; and,

  . $7.0 million gain on the sale of a 25% interest in the McKee to El Paso refined product pipeline and terminal.

During 1997, the Company recognized an $11.1 million non-cash charge to reduce inventories due to the decrease in crude oil and refined product prices in late 1997 and an $11.0 million gain on the sale of an office building.

On a per share basis, the Company recognized a net loss of $0.89 per basic share for the year ended December 31, 1998 as compared to net income of $1.93 per basic share for the year ended December 31, 1997. The net loss per diluted share in 1998 was $0.89 as compared to net income per diluted share in 1997 of $1.88.

US System
The US System had an operating loss of $28.8 million for the year ended December 31, 1998 as compared to operating income of $272.8 million for the year ended December 31, 1997. The decrease in the operating income from 1997 to 1998 is due primarily to the unusual items discussed above.

Sales and other revenues increased 10.1% from 1997 to 1998 primarily due to $2.3 billion of a full year of sales from the Total operations in 1998. However, sales and other revenues were adversely impacted by lower sales prices of refined products in 1998 as compared to 1997 due to the overall market decline in crude oil prices and the downward pressure on prices resulting from the high level of inventories maintained by the refining and marketing industry.

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

The refining margin for the Mid-Continent Refineries of $3.49 for the year ended December 31, 1998 decreased 4.4% from $3.65 in 1997. The decrease in the refining margin was caused by a scheduled 21-day maintenance turnaround at the Three Rivers Refinery, lower throughput from the Ardmore Refinery due to the fire in mid-July 1998 and an unplanned repair of the FCCU at the McKee Refinery. More significantly, refined product selling prices were negatively impacted by high industry inventories and decreased by more than the decrease in crude oil costs.

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

The addition of 36 new convenience stores in 1998 and 1997 and the acquisition of the high volume Total stores in the third quarter of 1997 are major factors in 1998 for the 33.7% increase in retail fuel volumes to 170,100 barrels per day and the 26.8% increase in the daily merchandise sales to $3.2 million per day. The increase in retail fuel margins to 14.4 cents per gallon in 1998 from
13.4 cents per gallon in 1997 was due primarily to the termination of the frequent fueler stamp programs in the third quarter of 1998.

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

Restructuring and other expenses for 1998 include the $131.6 million restructuring charge related to the retail, refining and pipeline operations and support services; $1.6 million of costs incurred related to the cancelled Petro-Canada joint venture, $10.9 million related to the severance benefits expensed in December 1998 for the terminated employees associated with the Company's corporate restructuring and profit improvement program, and $4.5 million net gain on the sale of assets during the year.

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

Retail fuel volumes remained level in 1998 as compared to 1997 at 64,000 barrels per day. However, retail margins decreased to 25.3 cents per gallon in 1998 from 26.8 cents per gallon in 1997. The drop in retail margins was caused mainly from a 10.5% decrease in demand for high-margin home heating oil due to the mild winter of 1998 which was partially offset by a 2.5% increase in demand for lower-margin retail and cardlock products.

Selling, general and administrative expenses of $159.6 million decreased $7.8 million from 1997 to 1998 principally due to continuing efforts to control administrative costs.

Restructuring and other expenses include $9.6 million of costs incurred related to the cancelled Petro-Canada joint venture, $1.1 million related to the severance benefits expensed in December 1998 for the terminated employees associated with the Company's corporate restructuring and profit improvement program and $2.5 million loss on the sale of assets during the year.

Corporate Expenses
Interest expense of $143.5 million for 1998 was $11.8 million higher than in 1997 due to higher average borrowings in 1998 as compared to 1997 resulting from the debt incurred to finance the acquisition of Total in September 1997.

The consolidated income tax provision, exclusive of the retail, refining and pipeline restructuring charge, for the year ended December 31, 1998 was based upon the Company's effective income tax rate for the year of 40.0%. The income tax benefit of the second quarter restructuring charge was computed separately at 20.6% and is below the U.S. Federal statutory income tax rate due to the non-deductible writedown of goodwill. As a result of the unusual items and the profitable Canadian operations, the Company recognized tax expense of $3.8 million even though it incurred a consolidated net loss.

The consolidated income tax provision for the year ended December 31, 1997 was based upon the Company's effective income tax rate for the year of 40.0%. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to State income taxes, the effects of foreign operations, and the amortization of non-deductible goodwill.

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

Refining margins during the fourth quarter of 1999 declined from year-ago levels due to a continued increase in the price of crude oil, combined with lower overall demand in gasoline and distillates. Gasoline demand was seasonally lower than the third quarter of 1999 while distillate demand was lower due to yet another mild winter, especially in eastern Canada and the northeastern part of the United States where the Company operates its home heating oil business. Refiners cut production levels in December in response to the lower refining margins. The decrease in refining utilization did help in lowering the gasoline and distillate inventories on a national level.

Moving into the first quarter of 2000, crude oil prices once again moved higher in response to rumors that OPEC and other major producers will not increase production until the summer of 2000. This rumor caused an already tight market to push the price of crude oil to $30 per barrel in mid-February 2000. New sulfur requirements in Europe are helping the distillate margin as jet fuel is needed to lower the sulfur content of diesel fuel in that market. This has benefited the U.S. refiners in the form of lower foreign imports. Refining fundamentals are showing continued improvement as inventories of gasoline and distillates are at or below fifteen-year lows during the normal refinery turnaround season. This should help increase refining margins from year-ago levels in both the first and second quarters of 2000.

Retail fuel margins were negatively impacted in 1999 as retail pump prices did not keep pace with rising crude oil costs and wholesale gasoline prices. This pressure is continuing into the first quarter of 2000 as demand decreases during the winter season. However, winter finally arrived in eastern Canada and the northeastern United States in January 2000 resulting in sharply higher heating oil prices as demand reduced inventory levels to four-year lows. Merchandise margins in the first quarter of 2000 are expected to move incrementally higher than the average of 1999 as the Company moves into the second phase of its marketing strategy.

In December 1999, the Company announced plans to improve earnings by $100.0 million in 2000. These improvements include continued expense reductions, refinery yield and throughput improvements and increased merchandise contributions from retail. The announced improvements should help the Company achieve its goal of increasing return on capital employed (ROCE) in a "low-margin" environment.

See "Certain Forward-Looking Statements."

Environmental Matters

The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which the Company operates. The Company has accrued liabilities for estimated site restoration costs and remediation obligations to be incurred in the future at certain facilities and properties, including multiparty sites in the US System where the Company has been identified as a potentially responsible party. Under the Company's accounting policy, liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. As of December 31, 1999 and 1998, accruals for environmental matters amounted to $171.0 million and $219.4 million, respectively. During 1999, the accruals for environmental matters were reduced $16.5 million based on revised estimates of the cost to be incurred. For the year ended December 31, 1998 and 1997, there were zero and $1.3 million, respectively of additions to the accrual for environmental matters.

Capital Expenditures

The refining and retail marketing of refined products is a capital-intensive business. Significant capital requirements include expenditures to upgrade or enhance refinery operations to meet environmental regulations and maintain the Company's competitive position, as well as to acquire, build and maintain broad-based retail networks. The capital requirements of the Company's operations consist primarily of:

  . maintenance expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

  . growth opportunity expenditures, such as those planned to expand and upgrade its retail business, to increase the capacity of certain refinery processing units and pipelines and to construct additional petrochemical processing units.

During the year ended December 31, 1999, capital expenditures totaled $184.9 million, of which $79.8 million related to maintenance expenditures, $82.5 million related to growth opportunity expenditures, and $22.6 million related to Year 2000 expenditures for the replacement of non-compliant equipment. Approximately $43.3 million and $27.8 million have been incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the year ended December 31, 1999, the Company also incurred $33.9 million in refinery maintenance turnaround costs primarily at the Wilmington Refinery.

Growth opportunity expenditures during the year ended December 31, 1999 included:

  . $36.2 million associated with the implementation of the Company's new information technology systems, and

  . $10.1 million to revamp the McKee Refinery's FCCU power train which has increased throughput capacity by 9,000 barrels per day.

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

  . $6.6 million for the McKee to El Paso refined product pipeline expansion to increase capacity to 60,000 barrels per day with the cost being shared with Phillips Pipeline Company, a partner in the project;

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

The Company is continually investigating strategic acquisitions and other business opportunities, some of which may be material, that will complement its current business activities. For 2000, the Company has established a capital expenditures budget of approximately $259.2 million, which includes $158.0 million of growth projects and $101.2 million for maintenance, reliability and regulatory projects. These budgeted amounts are reviewed throughout the year by management and are subject to change based on economic conditions or other opportunities that arise.

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

Liquidity and Capital Resources

Financing
As of December 31, 1999, the Company had cash and cash equivalents of $92.8 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of December 31, 1999, the Company had borrowing capacity of approximately $825.4 million under its committed bank facilities and commercial paper program and approximately $624.2 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The Company also has $75.7 million available pursuant to committed lease facilities aggregating $355.0 million, under which the lessors will construct or acquire and lease to the Company primarily convenience stores.

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

Effective March 29, 1999, the Company established a revolving accounts receivable securitization facility (Securitization Facility) which provides the Company with the ability to sell up to $250.0 million of accounts receivable on an ongoing basis. In connection with the Securitization Facility, the Company sells, on a revolving basis, an undivided interest in certain of its trade and credit card receivables. The proceeds from the sale of accounts receivable, which totaled $237.6 million during 1999, were used to reduce the Company's outstanding indebtedness, including indebtedness under its commercial paper program. In December 1999, the balance of receivables sold was reduced to $39.8 million. The remaining availability under the Securitization Facility can be used should the Company decide to sell additional receivables in the future.

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

As an alternative financing vehicle, the Company is considering the formation of a master limited partnership (MLP), which would operate most of the Company's pipeline and terminal assets. A wholly-owned subsidiary of the Company would be the general partner of the MLP and operate the assets on its behalf. It is contemplated that the MLP, through an initial public offering, would sell limited partnership units to the public representing a minority of the ownership interest. Management expects to form the MLP and complete the initial public offering during the second quarter of 2000, subject to approval by the Board of Directors, acceptable market conditions and other considerations.

Equity
The Company's 5% Cumulative Convertible Preferred Stock, originally issued in the Merger, contained a redemption feature that allowed the Company to redeem the preferred stock for Common Stock if the Common Stock traded above $33.77 per share for 20 of any 30 consecutive trading days. On February 27, 1998, the trading threshold was reached. On March 18, 1998, all 1,724,400 shares outstanding of preferred stock were redeemed for Common Stock at a conversion rate of 1.9246 shares of Common Stock for each share of preferred stock. A total of 3,318,698 shares of Common Stock were issued. The Company declared and paid dividends of $0.625 per share on its 5% Cumulative Convertible Preferred Stock in each quarter of 1997 and the first quarter of 1998, prior to conversion. As a result of the redemption, the cash dividend requirements for the Company are lower by $0.7 million on an annualized basis.

During 1998, the Company purchased 3,740,400 shares of its Common Stock under a $100.0 million buyback program approved by the Board of Directors in July 1998. The purchased stock was funded using available cash flow from operations. As a result of the stock buyback program, the cash dividend requirements for the Company will be lower by approximately $4.1 million per year. In November 1999, 3,740,000 of the buyback shares were transferred to the Grantor Trust Stock Ownership Program, which will fund future employee benefit obligations of the Company.

On February 8, 2000, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on March 2, 2000, to holders of record on February 17, 2000.

Asset Dispositions and Restructurings
The continued consolidation in the refining and marketing industry has changed the retail product pricing environment resulting in lower retail margins over the past several years. In order to stay competitive and increase profitability, the Company initiated a restructuring program in June 1998 to:

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

During 1999 and continuing in 2000, the market demand for convenience stores increased significantly as both large and small operators sought to expand their portfolios. As a result, the Company has been able to sell many of its under-performing convenience stores, instead of closing them and selling the underlying property. During 1999 and 1998, the Company has sold 227 of the under-performing convenience stores and terminated 235 retail employees. The Company expects to close or sell the remaining 89 under-performing convenience stores during 2000.

In December 1999, the Company finalized the sale of 177 Michigan convenience stores, 400 miles of crude oil and refined product pipelines and five terminals to Marathon Ashland and recognized a gain of $97.6 million. Upon completion of the sale, the Company permanently closed the Alma, Michigan Refinery and recognized a loss of $138.2 million consisting of $125.4 million to write-down property, plant and equipment, goodwill and deferred refinery maintenance turnaround costs, and $12.8 million of severance and closure costs.

In December 1998, the Company finalized a plan to eliminate approximately 300 non-essential jobs, programs and expenses and started new initiatives designed to further reduce capital employed and improve earnings. As a result of this plan, the Company recognized a $12.0 million charge as of December 31, 1998 for severance costs associated with the employees to be terminated.

The initiatives described in the preceding four paragraphs and the Company's ongoing efforts to improve operational performance resulted in $182.7 million of pre-tax earnings improvements during 1999 over 1998 and capital recovered from asset sales totaling $289.4 million during 1999.

Cash Flows for the Year Ended December 31, 1999

Net cash provided by operating activities during the year ended December 31, 1999 was $536.7 million as compared to $347.3 million in 1998. This increase is due primarily to effective cost management and improved profitability during 1999.

During the year ended December 31, 1999, investing activities provided net cash flow of $70.6 million. Cash outflows included $167.6 million for capital expenditures, $17.3 million for retail operations purchased in the Northeast System, and $33.9 million for deferred refinery maintenance turnaround costs. Proceeds from sales of property, plant and equipment of $289.4 million include proceeds related to the December 1999 sale of the Michigan retail, pipeline and terminal operations and the 239 convenience stores sold throughout 1999.

Net cash used in financing activities during the year ended December 31, 1999 was $694.6 million. During 1999, the Company declared and paid quarterly dividends which totaled $95.3 million. In addition, the proceeds received from the Securitization Facility, established in March 1999, and from asset sales were used to reduce the Company's commercial paper and working capital borrowings. In April and July 1999, the Company paid off $30.0 million of 10.75% Senior Notes and $175.0 million of 8.25% Notes, respectively. Overall, the Company paid down $602.8 million of balance sheet debt, thus reducing the Company's debt to total capitalization ratio to 42.4% as of December 31, 1999.

Cash Flows for the Year Ended December 31, 1998

During the year ended December 31, 1998, the Company's cash position increased $84.1 million to $176.1 million. Net cash provided by operating activities was $347.3 million as compared to $235.5 million in 1997. This increase is due primarily to additional depreciation and amortization as result of the Acquisition and an improved working capital position.

Net cash used in investing activities during the year ended December 31, 1998 totaled $127.1 million. Cash outflows included $171.1 million for capital expenditures and $37.8 million for deferred refinery maintenance turnaround costs. Cash inflows from investing activities included $27.0 million related to proceeds from the sale of a portion of the McKee to El Paso refined product pipeline and terminal to Phillips Pipeline Company, $17.2 million of proceeds from the sale of 29 convenience stores, and $27.0 million received from Diamond-Koch for reimbursement of the cost to construct the third propane/propylene splitter at Mont Belvieu.

Net cash used in financing activities during the year ended December 31, 1998 totaled $132.4 million, primarily due to the cash dividends declared and paid totaling $98.5 million on outstanding Common Stock and 5% Cumulative Convertible Preferred Stock prior to redemption in March 1998 and the purchase of 3,740,400 shares of the Company's Common Stock for a total cost of $100.0 million.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. During 1999, the Canadian dollar improved against the U.S. dollar from $0.6535 at December 31, 1998 to $0.6924 at December 31, 1999. However, as the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity as of December 31, 1999, by $82.3 million. Although the Company expects the exchange rate to fluctuate during 2000, it cannot reasonably predict its future movement.

With the exception of its crude oil costs which are U.S. dollar denominated, fluctuations in the Canadian dollar exchange rate will affect the U.S. dollar amount of revenues and related costs and expenses reported by the Canadian operations. The potential impact on the refining margin of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by the Company's pricing policies in the Northeast System, which generally pass on any change in the cost of crude oil. Retail margins, on the other hand, have been adversely affected by exchange rate fluctuations as competitive pressures have, from time to time, limited the Company's ability to promptly pass on the increased costs to the ultimate consumer. The Company has considered various strategies to manage currency risk, and it hedges the Canadian currency risk when such hedging is considered economically appropriate.

Year 2000 Issue

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its key suppliers, vendors and customers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its key suppliers, vendors and customers.

As of December 31, 1999, the Company incurred and expensed approximately $12.0 million related to the remediation and testing of all Company systems for Year 2000 purposes and the development of Year 2000 contingency plans. In addition, the Company capitalized approximately $15.0 million for retail equipment which was replaced in order to be Year 2000 compliant.

In August 1999, the Company implemented a new stand-alone, Year 2000 compatible, enterprise-wide information technology (IT) system for the Northeast System. Effective February 1, 2000, this new enterprise-wide IT system was implemented in the US System because it offers superior technological enhancements and operating efficiencies not available in the existing US IT system. The cost of the new enterprise-wide IT system for the Northeast and US is expected to be approximately $54.8 million, with most of the costs being capitalized. As of December 31, 1999, the Company had incurred $41.0 million of costs related to the new IT system.

See "Certain Forward-Looking Statements."

Impact of Inflation

The impact of inflation has stabilized in recent years. However, it is still a factor in the United States and Canadian economies and may increase the cost to acquire or replace property, plant and equipment and/or increase the costs of supplies and labor. To the extent permitted by competition, the Company has and will continue to pass along increased costs to its customers.

In addition, the Company is affected by volatility in the cost of crude oil and refined products as market conditions continue to be the primary factor in determining the costs of the Company's refined products. Throughout 1999, the price of crude oil and refined products increased significantly from 1998 levels. The cost of refined products sold by the Company, as reported in its consolidated financial statements, approximates current cost since the Company uses the LIFO method to account for most of its inventories. However, the sharp rises in crude oil and refined product prices during 1999 outpaced retail pump prices, which negatively impacted retail fuel margins for the Company.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 for one year to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 as of January 1, 2001. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

In August 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 99, "Materiality," which provides guidance in applying materiality thresholds to the preparation of financial statements filed with the SEC and the performance of audits of those financial statements. In November 1999, the SEC issued SAB No. 100, "Restructuring and Impairment Charges," which provides guidance regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Management of the Company has reviewed the guidance of these SABs and believes that the accounting policies of the Company and the disclosures in the consolidated financial statements and in "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations" are appropriate and adequately address the requirements of these SABs.

Certain Forward-Looking Statements

This Annual Report on Form 10-K and the Proxy Statement, incorporated herein by reference, contain certain "forward-looking" statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and information relating to the Company and its subsidiaries that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this Annual Report or the Proxy Statement, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its subsidiaries or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors.

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and commodity prices related to crude oil, refined products and natural gas. To manage or reduce these market risks, the Company uses interest rate swaps, foreign exchange contracts, and commodity futures and price swap contracts. The Company's policies allow using derivatives for the purchase of physical quantities of crude oil and refined products as well as for the management of crude oil costs. Generally, the derivatives relate to an underlying, offsetting position, anticipated transaction or firm commitment. During 1999, as part of the Company's crude oil procurement activities, commodity futures contracts were used to manage the price of crude oil supplied to its Mid-Continent refineries. The Company has from time to time, on a very limited basis, used derivative instruments for trading purposes; however, the gains and losses from such activities have been immaterial. A discussion of the Company's primary market risk exposures in derivative financial instruments is presented below.

Interest Rate Risk

The Company is subject to interest rate risk on its long-term fixed interest rate debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have maturities of less than three months. The carrying amount of the Company's floating interest rate debt approximates fair value. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by obtaining debt that has a floating interest rate or using interest rate swaps to change fixed interest rate debt to floating interest rate debt. Generally, the Company maintains floating interest rate debt of between 40% and 50% of total debt. Since mid-1999, the Federal Reserve has raised interest rates 0.25% on three different occasions and is biased towards continued rate increases as long as the economy remains in an expansion mode. As a result, the fair value of the Company's fixed rate debt is declining as shown in the following tables.

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

                                             December 31, 1999
                         ----------------------------------------------------------------
                                 Expected Maturity Dates
                         ---------------------------------------------
                                                                                   Fair
                         2000   2001    2002   2003   2004  Thereafter  Total     Value
                         -----  -----  ------  -----  ----  ---------- --------  --------
                                    (in millions, except interest rates)
Long-term Debt:
  Fixed rate............ $14.0  $84.5  $285.0  $33.5  $0.6    $911.4   $1,329.0  $1,295.2
    Average interest
     rate...............   8.8%   9.6%    8.7%   8.8%  7.7%      7.6%       8.0%      N/A
  Floating rate......... $ --   $ --   $ 12.6  $ --   $--     $  --    $   12.6  $   12.6
    Average interest
     rate...............   -- %   -- %    5.7%   -- %  -- %      -- %       5.7%      N/A
Interest Rate Swaps:
  Fixed to floating..... $ --   $ --   $200.0  $ --   $--     $250.0   $  450.0  $  450.0
    Average pay rate....  6.22%  6.91%   7.00%  7.09% 7.13%     7.50%      7.18%      N/A
    Average receive
     rate...............  6.43%  6.43%   6.43%  6.59% 6.59%     6.88%      6.69%      N/A

                                              December 31, 1998
                         -----------------------------------------------------------------
                                  Expected Maturity Dates
                         ----------------------------------------------
                                                                                    Fair
                         1999  2000    2001    2002   2003   Thereafter  Total     Value
                         ----  -----  ------  ------  -----  ---------- --------  --------
                                    (in millions, except interest rates)
Long-term Debt:
  Fixed rate............ $6.4  $15.1  $ 87.0  $492.8  $35.4    $923.5   $1,560.2  $1.651.1
    Average interest
     rate...............  9.1%   8.6%    9.4%    8.6%   8.5%      7.6%       8.1%      N/A
  Floating rate......... $--   $ --   $383.2  $  --   $ --     $  --    $  383.2  $  383.2
    Average interest
     rate...............  -- %   -- %    5.8%    -- %   -- %      -- %       5.8%      N/A
Interest Rate Swaps:
  Fixed to floating..... $--   $ --   $  --   $200.0  $ --     $250.0   $  450.0  $  450.0
    Average pay rate.... 4.90%  5.04%   5.32%   5.54%  5.63%     6.10%      5.70%      N/A
    Average receive
     rate............... 6.43%  6.43%   6.43%   6.43%  6.59%     6.85%      6.66%      N/A

Foreign Currency Risk

The Company periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At December 31, 1999, the Company had short-term foreign exchange contracts totaling $12.1 million and commitments to purchase $34.2 million of U.S. dollars. The Company's exposure to market risk is minimal on these contracts as they matured in early January 2000.

The Company does not hedge for the effects of foreign exchange rate fluctuations on the translation of its foreign results of operations or financial position.

Commodity Price Risk

The Company is subject to the market risk associated with changes in market prices of its underlying crude oil, refined products and natural gas inventories; however, such changes in values are generally offset by changes in the sales price of the Company's refined products. Price swaps are price hedges for which gains and losses are recognized when the hedged transactions occur; however, losses are recognized when future prices are not expected to recover.

During 1999, the Company purchased $3.7 billion of crude oil to supply its various refineries. In conjunction with these purchases, the Company entered into commodity futures contracts. The commodity futures contracts are generally satisfied by the Company taking physical delivery of the underlying crude oil or refined product; however, there are contracts which are closed without taking physical delivery of the underlying barrels.

As of December 31, 1999 and 1998, the Company did not hold any commodity futures contracts not designated as hedges. However during 1999, the Company reduced its crude oil cost by $48.0 million associated with such contracts not designated as hedges which are marked to market value and recognized currently in cost of products sold.

As of December 31, 1999, the Company had outstanding commodity futures contracts designated as hedges and price swap contracts to purchase $351.8 million and sell $194.0 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 6.4 million barrels of crude oil and refined products which mature on various dates through June 2002. As of December 31, 1998, the Company had outstanding commodity futures contracts designated as hedges and price swap contracts to purchase $319.9 million and sell $130.6 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 8.6 million barrels of crude oil and refined products which mature on various dates through June 2002. The fair value of commodity futures contracts designated as hedges is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

The information below reflects the Company's futures contracts and price swaps that are sensitive to changes in crude oil, refined product or natural gas commodity prices. The tables present the notional amounts in barrels for crude oil and refined product or MMBTU for natural gas, the weighted average contract prices and the total contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of barrels of crude oil or MMBTU of natural gas to be exchanged under the futures contract.

                                            December 31, 1999
                          ------------------------------------------------------
                           Carrying   Fair Value                        Weighted
                            Amount      Amount    Contract   Contract   Average
                          Gain (Loss) Gain (Loss)  Amount    Volumes     Price
                          ----------- ----------- -------- ------------ --------
                                                              (mbbl)
                               (in millions, except weighted average price)
Procurement:
Futures contracts--long:
  2000..................     $ 0.9       $ 2.3     $211.8       9.5      $22.26
Futures contracts--
 short:
  2000..................       0.1         0.4      194.0       8.8       22.02
Price swaps:
  2002..................      (9.1)      (19.9)     140.0       6.4       22.00
                                            December 31, 1998
                          ------------------------------------------------------
                           Carrying   Fair Value                        Weighted
                            Amount      Amount    Contract   Contract   Average
                          Gain (Loss) Gain (Loss)  Amount    Volumes     Price
                          ----------- ----------- -------- ------------ --------
                                                           (mmbl/mmbtu)
                               (in millions, except weighted average price)
Procurement:
Futures contracts--long:
  1999 (crude oil or
   refined product).....     $(0.1)      $(7.1)    $ 74.1       5.4      $13.75
  2000 (crude oil or
   refined product).....       --         (0.5)      46.5       3.2       14.76
  1999 (natural gas)....       --         (0.3)       4.1       2.0        2.08
Futures contracts--
 short:
  1999 (crude oil or
   refined product).....      (1.1)       (0.4)     130.6      11.1       11.69
Price swaps:
  1999 (crude oil or
   refined product).....     (22.6)      (22.6)      55.2       2.2       24.64
  2002 (crude oil or
   refined product).....      (9.1)      (32.6)     140.0       6.4       22.00

Item 8. Financial Statements and Supplementary Data

                   Report of Independent Public Accountants

To the Board of Directors and Stockholders of Ultramar Diamond Shamrock Corporation:

We have audited the accompanying consolidated balance sheets of Ultramar Diamond Shamrock Corporation (a Delaware corporation) and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultramar Diamond Shamrock Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                        /s/ Arthur Andersen LLP

San Antonio, Texas
February 29, 2000

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                            ----------------------------------
                                                  1999              1998
                                            ----------------  ----------------
                                            (in millions, except share data)
                  Assets
Current assets:
  Cash and cash equivalents................ $           92.8  $          176.1
  Accounts and notes receivable, net.......            616.5             562.7
  Inventories..............................            556.8             635.6
  Prepaid expenses and other current
   assets..................................             20.3              33.0
  Deferred income taxes....................            110.4              98.4
                                            ----------------  ----------------
    Total current assets...................          1,396.8           1,505.8
                                            ----------------  ----------------
Property, plant and equipment..............          4,345.8           4,423.2
Less accumulated depreciation and
 amortization..............................         (1,315.9)         (1,162.0)
                                            ----------------  ----------------
  Property, plant and equipment, net.......          3,029.9           3,261.2
Other assets, net..........................            509.3             548.0
                                            ----------------  ----------------
    Total assets........................... $        4,936.0  $        5,315.0
                                            ================  ================
   Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable and current portion of
   long-term debt.......................... $           14.0  $            6.4
  Accounts payable.........................            489.2             366.0
  Accrued liabilities......................            392.4             402.4
  Taxes other than income taxes............            293.8             343.0
  Income taxes payable.....................             68.7              28.9
                                            ----------------  ----------------
    Total current liabilities..............          1,258.1           1,146.7
Long-term debt, less current portion.......          1,327.6           1,937.0
Other long-term liabilities................            372.8             442.3
Deferred income taxes......................            284.2             205.0
Commitments and contingencies
Company obligated preferred stock of
 subsidiary................................            200.0             200.0
Stockholders' equity:
  Common Stock, par value $0.01 per share:
  250,000,000 shares authorized; 86,700,000
   and 86,558,000 shares
   issued and outstanding as of
   December 31, 1999 and 1998..............              0.9               0.9
  Additional paid-in capital...............          1,516.3           1,512.7
  Treasury stock, at cost; 28,686 shares
   and 3,746,125 shares
   as of December 31, 1999 and 1998........             (0.7)           (100.1)
  Grantor trust stock ownership program, at
   cost;
   3,740,000 shares as of
   December 31, 1999.......................           (100.0)              --
  Retained earnings........................            160.4              82.5
  Accumulated other comprehensive loss.....            (83.6)           (112.0)
                                            ----------------  ----------------
    Total stockholders' equity.............          1,493.3           1,384.0
                                            ----------------  ----------------
    Total liabilities and stockholders'
     equity................................ $        4,936.0  $        5,315.0
                                            ================  ================

          See accompanying notes to consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                 (in millions, except per
                                                        share data)
Sales and other revenues...................... $13,971.2  $11,132.2  $10,878.9
                                               ---------  ---------  ---------
Operating costs and expenses:
  Cost of products sold.......................   8,957.2    6,302.9    6,817.5
  Operating expenses..........................   1,020.6    1,145.5      887.2
  Selling, general and administrative
   expenses...................................     317.6      332.6      317.3
  Taxes other than income taxes...............   2,997.7    2,898.6    2,275.9
  Depreciation and amortization...............     240.8      237.4      200.1
  Restructuring and other expenses, net.......       8.2      152.8      (11.4)
                                               ---------  ---------  ---------
    Total operating costs and expenses........  13,542.1   11,069.8   10,486.6
                                               ---------  ---------  ---------
Operating income..............................     429.1       62.4      392.3
  Interest income.............................      12.4        9.7       11.5
  Interest expense............................    (141.5)    (143.5)    (131.7)
  Equity income from joint ventures...........      14.6        7.4        3.1
                                               ---------  ---------  ---------
Income (loss) before income taxes,
 extraordinary loss, and
 dividends of subsidiary......................     314.6      (64.0)     275.2
  Provision for income taxes..................     131.1        3.8      110.2
  Dividends on preferred stock of subsidiary..      10.3       10.3        5.4
                                               ---------  ---------  ---------
Income (loss) before extraordinary loss.......     173.2      (78.1)     159.6
  Extraordinary loss on debt extinguishment...       --         --        (4.8)
                                               ---------  ---------  ---------
Net income (loss)............................. $   173.2  $   (78.1) $   154.8
                                               =========  =========  =========
Basic income (loss) per share:
  Income (loss) before extraordinary loss..... $    2.00  $   (0.89) $    1.99
  Extraordinary loss on debt extinguishment...       --         --       (0.06)
                                               ---------  ---------  ---------
  Net income (loss)........................... $    2.00  $   (0.89) $    1.93
                                               =========  =========  =========
Diluted income (loss) per share:
  Income (loss) before extraordinary loss..... $    2.00  $   (0.89) $    1.94
  Extraordinary loss on debt extinguishment...       --         --       (0.06)
                                               ---------  ---------  ---------
  Net income (loss)........................... $    2.00  $   (0.89) $    1.88
                                               =========  =========  =========
Weighted average number of shares:
  Basic.......................................    86.615     88.555     78.120
  Diluted.....................................    86.742     88.555     82.424

          See accompanying notes to consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1999, 1998 and 1997
                                 (in millions)

                                                     Grantor
                                           Treasury   Trust             Accumulated
                                Additional  Stock,    Stock                Other         Total
                         Common  Paid-in   ESOP and Ownership Retained Comprehensive Stockholders'
                         Stock   Capital    Other    Program  Earnings     Loss         Equity
                         ------ ---------- -------- --------- -------- ------------- -------------
Balance at
 January 1, 1997 .......  $0.7   $1,137.0   $(32.2)  $   --    $193.7     $(58.3)      $1,240.9
Issuance of Common
 Stock..................   0.1        6.7     (0.7)      --       --         --             6.1
Termination of ESOP.....   --         --       2.8       --       --         --             2.8
Net income..............   --         --       --        --     154.8        --           154.8
Cash dividends..........   --         --       --        --     (89.8)       --           (89.8)
Acquisition of Total....   0.1      391.2      --        --       --         --           391.3
Other, net..............   --         --       --        --       0.4      (19.9)         (19.5)
                          ----   --------   ------   -------   ------     ------       --------
Balance at December 31,
 1997...................   0.9    1,534.9    (30.1)      --     259.1      (78.2)       1,686.6
Issuance of Common
 Stock..................   --         8.0     (0.1)      --       --         --             7.9
Conversion of Preferred
 Stock..................   --       (30.2)    30.2       --       --         --             --
Shares purchased under
 Common Stock buyback
 program................   --         --    (100.0)      --       --         --          (100.0)
Net loss................   --         --       --        --     (78.1)       --           (78.1)
Cash dividends..........   --         --       --        --     (98.5)       --           (98.5)
Other, net..............   --         --      (0.1)      --       --       (33.8)         (33.9)
                          ----   --------   ------   -------   ------     ------       --------
Balance at December 31,
 1998...................   0.9    1,512.7   (100.1)      --      82.5     (112.0)       1,384.0
Issuance of Common
 Stock..................   --         3.6     (0.6)      --       --         --             3.0
Shares transferred to
 Grantor Trust Stock
 Ownership Program......   --         --     100.0    (100.0)     --         --             --
Net income..............   --         --       --        --     173.2        --           173.2
Cash dividends..........   --         --       --        --     (95.3)       --           (95.3)
Other, net..............   --         --       --        --       --        28.4           28.4
                          ----   --------   ------   -------   ------     ------       --------
Balance at December 31,
 1999...................  $0.9   $1,516.3   $ (0.7)  $(100.0)  $160.4     $(83.6)      $1,493.3
                          ====   ========   ======   =======   ======     ======       ========

As of December 31, 1997, the Company had issued and outstanding 1,724,400 shares of 5% Cumulative Convertible Preferred Stock with a par value of less than $100,000.

         See accompanying notes to consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years Ended December
                                                                31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------  ------  ------
                                                           (in millions)
Cash Flows from Operating Activities:
Net income (loss).....................................  $173.2  $(78.1) $154.8
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization.......................   240.8   237.4   200.1
  Provision for losses on receivables.................     9.2    12.7    14.9
  Write-down of property, plant and equipment and
   goodwill...........................................   131.4    82.1     --
  Equity income from joint ventures...................   (14.6)   (7.4)   (3.1)
  Gain on sale of property, plant and equipment.......  (116.0)   (2.0)  (11.4)
  Deferred income tax provision (benefit).............    72.4    (9.0)  104.8
  Other, net..........................................     3.6     4.4     3.4
  Changes in operating assets and liabilities, net of
   acquisition:
    Decrease (increase) in accounts and notes
     receivable.......................................   (79.2)   82.1    25.6
    Decrease in inventories...........................    87.4    89.1    46.5
    Decrease in prepaid expenses and other current
     assets...........................................    13.1    20.2     6.9
    Increase (decrease) in accounts payable and other
     current liabilities..............................    56.0   (81.7) (221.5)
  Decrease (increase) in other long-term assets.......    18.2    (2.4)  (28.8)
  Decrease in other long-term liabilities.............   (58.8)   (0.1)  (56.7)
                                                        ------  ------  ------
      Net cash provided by operating activities.......   536.7   347.3   235.5
                                                        ------  ------  ------
Cash Flows from Investing Activities:
  Capital expenditures................................  (184.9) (171.1) (267.9)
  Acquisition of Total, net of cash acquired..........     --      --   (402.4)
  Deferred refinery maintenance turnaround costs......   (33.9)  (37.8)  (25.6)
  Expenditures for investments........................     --      --    (11.9)
  Proceeds from sales of property, plant and
   equipment..........................................   289.4    81.8    93.8
                                                        ------  ------  ------
      Net cash provided by (used in) investing
       activities.....................................    70.6  (127.1) (614.0)
                                                        ------  ------  ------
Cash Flows from Financing Activities:
  Net change in commercial paper and working capital
   borrowings.........................................  (371.4)   96.6  (189.2)
  Proceeds from long-term debt borrowings.............     --      --    415.9
  Repayment of long-term debt.........................  (231.4)  (37.8)  (68.6)
  Proceeds from issuance of Common Stock..............     3.5     7.3     5.5
  Issuance of Company obligated preferred stock of
   subsidiary.........................................     --      --    200.0
  Shares purchased under Common Stock buyback
   program............................................     --   (100.0)    --
  Payment of cash dividends...........................   (95.3)  (98.5)  (89.8)
  Other, net..........................................     --      --     (2.2)
                                                        ------  ------  ------
      Net cash provided by (used in) financing
       activities.....................................  (694.6) (132.4)  271.6
Effect of exchange rate changes on cash...............     4.0    (3.7)    1.0
                                                        ------  ------  ------
Net Increase (Decrease) in Cash and Cash Equivalents..   (83.3)   84.1  (105.9)
Cash and Cash Equivalents at Beginning of Year........   176.1    92.0   197.9
                                                        ------  ------  ------
Cash and Cash Equivalents at End of Year..............  $ 92.8  $176.1  $ 92.0
                                                        ======  ======  ======

          See accompanying notes to consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                        Years Ended December
                                                                 31,
                                                        -----------------------
                                                         1999    1998     1997
                                                        ------  -------  ------
                                                            (in millions)
Net income (loss)...................................... $173.2  $ (78.1) $154.8
Other comprehensive income (loss):
  Foreign currency translation adjustment..............   29.7    (33.8)  (19.9)
  Minimum pension liability adjustment, net of income
   tax benefit.........................................   (1.3)     --      --
                                                        ------  -------  ------
Comprehensive income (loss)............................ $201.6  $(111.9) $134.9
                                                        ======  =======  ======



          See accompanying notes to consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

NOTE 1: Summary of Significant Accounting Policies

Basis of Presentation: Ultramar Diamond Shamrock Corporation (the Company or
UDS) was incorporated in Delaware in 1992 and is a leading independent refiner and marketer of refined products and convenience store merchandise in the central and southwest regions of the United States and the northeast United States and eastern Canada. The Company owns and operates six refineries located in Texas, California, Oklahoma, Colorado and Quebec, Canada, and markets its products through 2,190 Company-operated convenience stores, 2,812 dealer-operated wholesale outlets and 82 unattended cardlock stations. In the Northeast, the Company sells, on a retail basis, home heating oil to approximately 250,000 households.

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

Use of Estimates: The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to restructurings, litigation, environmental liabilities, and pensions, based on currently available information. Changes in facts and circumstances may result in revised estimates.

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

Property, Plant and Equipment: Additions to property, plant and equipment, including capitalized interest, are recorded at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the related assets. Assets recorded under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Goodwill: The excess of cost (purchase price) over the fair value of net assets of businesses acquired (goodwill) is being amortized using the straight-line method primarily over 15 to 20 years.

Impairment: Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related assets. The amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Refinery Maintenance Turnaround Costs: Refinery maintenance turnaround costs are deferred when incurred and amortized over the period of time estimated to lapse until the next turnaround occurs which is typically three years.

Computer Software Costs: The Company capitalizes purchased software costs, and the direct costs, both external and internal, associated with internally developed software. The internal costs are limited to capitalized interest and payroll costs of employees involved in the development. During 1999 and 1998, the Company capitalized $36.2 million and $3.8 million, respectively, of external and internal software costs, primarily related to the Company's new stand-alone enterprise-wide information technology system being developed. Amortization is provided using the straight-line method over the estimated useful life of the related software, generally three to seven years.

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

Excise Taxes: Federal excise and State motor fuel taxes collected on the sale of products and remitted to governmental agencies are included in sales and other revenues and in taxes other than income taxes. For the years ended December 31, 1999, 1998 and 1997, excise taxes were $2,895.9 million, $2,788.0 million and $1,998.9 million, respectively.

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

Foreign Currency Translation: The functional currency of the Company's Canadian operations is the Canadian dollar. The translation into U.S. dollars is performed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the year. Adjustments resulting from such translation are reported in other comprehensive income (loss).

Stock-Based Compensation: The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the amount an employee must pay to acquire the stock.

Income (Loss) Per Share: The computation of basic income (loss) per share is based on the weighted average number of common stock outstanding during the year. Diluted income (loss) per share is based on the weighted average number of common stock outstanding during the year and, to the extent dilutive, common stock equivalents consisting of stock options, stock awards subject to restrictions, stock appreciation rights and convertible preferred stock. Basic income (loss) per share is adjusted for dividend requirements on preferred stock.

Derivative Instruments: Interest rate swap agreements are used by the Company to manage liquidity and interest rate exposures. The differentials paid or received on interest rate swap agreements are recognized currently as an adjustment to interest expense.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The Company uses commodity futures contracts to procure a large portion of its crude oil requirements and to hedge its exposure to crude oil, refined product, and natural gas price volatility. Such contracts are used principally to hedge the procurement of crude oil and refined product and to lock in prices on a portion of the natural gas fuel needs of the refineries. The Company also uses commodity futures contracts to manage the price of crude oil and refined products. Realized gains and losses on commodity futures contracts on qualifying hedges are included as a component of the related crude oil and refined product purchases. Realized gains and losses on contracts not designated as hedges are marked to market value and recognized currently in cost of products sold.

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

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133 establishes new and revises several existing standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method to be used. Changes in the fair value of derivatives are either recognized in earnings in the period of change or as a component of other comprehensive income (loss) in the case of certain hedges. The statement should not be applied retroactively. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 for one year to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 as of January 1, 2001. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

Reclassifications: Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

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

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                                                            Final     Initial
                                                          Allocation Allocation
                                                          ---------- ----------
                                                              (in millions)
  Working capital........................................   $ 29.8     $ 36.1
  Property, plant and equipment..........................    839.6      842.6
  Excess of cost over fair value of net assets of
   purchased business....................................    123.5       76.5
  Liabilities assumed and other, net
   (includes $18.0 million of severance liabilities).....   (141.1)    (103.4)
                                                            ------     ------
  Total purchase price...................................   $851.8     $851.8
                                                            ======     ======

The excess of purchase price over the fair value of net assets acquired is being amortized as goodwill on a straight-line basis over 20 years.

NOTE 3: Restructuring and Other Expenses

Restructuring and other expenses consisted of the following:

                                                        Years Ended December
                                                                31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------  ------  ------
                                                           (in millions)
   Loss on permanent closure of Alma Refinery.........  $138.2  $  --   $  --
   Gain on sale of Michigan convenience stores,
    pipelines and terminals...........................   (97.6)    --      --
   Gain on sale of other property, plant and
    equipment.........................................   (25.2)   (2.0)  (11.4)
   Transaction costs related to the proposed Diamond
    66 joint venture..................................    11.0     --      --
   Restructuring costs related to corporate
    operations........................................     --     12.0     --
   Termination costs related to the proposed Petro-
    Canada joint venture..............................     --     11.2     --
   Restructuring costs related to retail, refining and
    pipeline operations...............................     --    131.6     --
   Restructuring reserve reductions...................   (18.2)    --      --
                                                        ------  ------  ------
    Restructuring and other expenses, net.............  $  8.2  $152.8  $(11.4)
                                                        ======  ======  ======

Asset Sales and Joint Ventures

In December 1999, the Company finalized the sale of the Michigan convenience stores, pipelines and terminals to Marathon Ashland Petroleum LLC and recognized a gain of $97.6 million. Upon completion of the sale, the Company permanently closed the Alma Refinery and recognized a loss of $138.2 million, which included a $125.4 million impairment write-down and $12.8 million of severance and closure costs. The impairment write-down consisted of $100.4 million related to property, plant and equipment (carrying value prior to write-down was $128.4 million), $22.0 million related to goodwill and $3.0 million related to deferred refinery maintenance turnaround costs.

Included in gain on sale of property, plant and equipment of $25.2 million for the year ended December 31, 1999 is a $22.6 million gain related to the sale or closure of 239 convenience stores including 162 of the under-performing convenience stores identified in June 1998. In addition, the Company recognized a $2.2 million gain on the sale of an 8.33% interest in the McKee to El Paso refined product pipeline and terminal to Phillips Pipeline Company.

Included in gain on sale of property, plant and equipment in 1998 is a $7.0 million gain on the sale of a 25% interest in the McKee to El Paso refined product pipeline and terminal to Phillips and a $5.0 million loss related primarily to the disposition of Company-operated convenience stores. During 1997, the Company recognized a pre-tax gain of $11.0 million from the sale of an office building.

In March 1999, the Company and Phillips Petroleum Company terminated discussions related to the formation of a proposed joint venture (Diamond 66) between the two companies. During the first quarter of 1999, the Company expensed $11.0 million of transaction costs incurred related to the formation of Diamond 66.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

In June 1998, the Company and Petro-Canada terminated discussions relating to the formation of a refining and retail joint venture involving the Company's Canadian and northeastern United States operations. During the second quarter of 1998, the Company expensed $11.2 million of costs associated with the termination of this joint venture project including $2.5 million to write-off costs for a coker development project that has not been pursued.

Restructurings

The continuing consolidation in the refining and marketing industry has changed the retail product pricing environment resulting in lower retail margins over the past several years. New store construction by competitors in the Company's markets and customer demand for larger stores with fast food items has caused a number of the Company's existing convenience stores to decline in profitability. In light of these competitive conditions, in June 1998, the Company adopted a three-year restructuring plan to reduce its retail cost structure by eliminating 341 positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores. In addition, the Company restructured certain pipeline and terminal operations and support infrastructure resulting in the elimination of 125 positions.

The total restructuring charge related to the retail, refining and pipeline operations was $131.6 million which included:

  .$82.1 million of impairment write-downs (see below),

  .$15.5 million of severance and related benefit costs for eliminated positions,

  .$14.1 million for lease buyout costs,

  .$16.7 million for fuel system removal costs, and

  .$3.2 million for cancellation of the frequent fueler stamp programs and other costs.

The impairment write-downs included in the restructuring charge consisted of the following:

  .$34.3 million write-down of property, plant and equipment (carrying value
  prior to write-down was   $51.8 million);

  .$37.1 million write-down of goodwill related to the convenience stores
  (carrying value prior to the   write-down was $44.9 million); and,

  .$10.7 million write-down of certain pipelines and terminals (carrying
  value prior to the write-down   was $19.3 million).

Fair value for the impaired assets was based on present values of expected future cash flows as well as information about sales and purchases of similar properties in the same geographic areas. The carrying value of the under-performing convenience stores as of December 31, 1999 and 1998 was $12.6 million and $24.6 million, respectively, and the average remaining depreciable lives range from 3 to 22 years. Under the Company's restructuring plan, the convenience stores were to be operated until closed and management decided the best sales alternative. Operating income before retail overhead expense allocations for the 316 convenience stores for the years ended December 31, 1999 and 1998 was $3.8 million and $4.5 million, respectively, including the results for the sold stores through the date of sale.

In 1999, the market demand for convenience stores increased significantly as both large and small operators sought to increase the number of stores they operated. As a result, the Company has been able to sell many of its under-performing convenience stores, instead of closing them and selling the underlying property as originally planned. Because the Company has been able to sell these properties as operating stores, the fuel system removal costs, lease buyout costs and severance costs have not been incurred, and the restructuring reserves have been reduced during 1999 accordingly.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

During the year ended December 31, 1999, 162 convenience stores were sold or closed. During the six month period ended December 31, 1998, 65 convenience stores were sold or closed. The remaining 89 convenience stores, which have had little buyer interest, are expected to be closed or sold during 2000. From June 1998 through December 1999, 235 retail employees and 62 pipeline and terminal employees were terminated. Funding of the remaining accrued lease buyout costs and fuel system removal costs are expected to occur in 2000 as the Company negotiates lease buyouts, closes the stores and sells the underlying properties to third parties.

In December 1998, the Company finalized plans to eliminate approximately 300 non-essential jobs, programs and expenses and to implement new initiatives designed to further reduce capital employed and improve earnings. As a result of these changes, the Company recognized a $12.0 million charge in 1998 for severance costs associated with terminated employees. For the year ended December 31, 1999, payments of $10.6 million were made to 111 terminated employees. The remaining balance of $1.4 million at December 31, 1999 is expected to be paid in 2000.

Changes in accrued restructuring costs from June 30, 1998 through December 31, 1999 were as follows:

                                       Severance          Fuel
                                          and    Lease   System
                                        Related  Buyout  Removal  Other
                                         Costs   Costs    Costs   Costs  Total
                                       --------- ------  -------  -----  ------
                                                   (in millions)
   Accruals during 1998...............  $ 27.5   $14.1   $ 16.7   $3.2   $ 61.5
   Payments...........................    (8.5)   (0.1)    (0.6)  (3.2)   (12.4)
                                        ------   -----   ------   ----   ------
   Balance at December 31, 1998.......    19.0    14.0     16.1     --     49.1
   Payments...........................   (12.8)   (1.8)    (2.7)    --    (17.3)
   Reserve reductions.................    (1.1)   (6.2)   (10.9)    --    (18.2)
                                        ------   -----   ------   ----   ------
   Balance at December 31, 1999.......  $  5.1   $ 6.0   $  2.5   $ --   $ 13.6
                                        ======   =====   ======   ====   ======

NOTE 4: Accounts and Notes Receivable

Accounts and notes receivable consisted of the following:

                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
                                                                 (in millions)
   Accounts receivable.......................................... $260.3  $552.8
   Notes receivable.............................................  325.2     8.2
                                                                 ------  ------
     Total......................................................  585.5   561.0
   Allowance for uncollectible accounts.........................   (3.4)  (14.3)
   Other........................................................   34.4    16.0
                                                                 ------  ------
     Accounts and notes receivable, net......................... $616.5  $562.7
                                                                 ======  ======

The changes in allowance for uncollectible accounts consisted of the following:

                                                         Years Ended December
                                                                 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
                                                            (in millions)
   Balance at beginning of year......................... $ 14.3  $ 16.2  $ 15.4
   Provision charged to expense.........................    0.4    12.7    17.3
   Accounts written off, net of recoveries..............  (11.3)  (14.6)  (16.5)
                                                         ------  ------  ------
   Balance at end of year............................... $  3.4  $ 14.3  $ 16.2
                                                         ======  ======  ======

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

In March 1999, the Company arranged a $250.0 million revolving accounts receivable securitization facility. On an ongoing basis, the Company sells eligible accounts receivable to Coyote Funding, L.L.C. (Coyote), a non-consolidated, wholly-owned subsidiary. Coyote sells a percentage ownership in such receivables, without recourse, to a third party cooperative corporation. The Company's retained interest in receivables sold to Coyote is included in notes receivable. The proceeds from the sales of receivables in March 1999 and June 1999 totaled $237.6 million and were used to reduce long-term debt of the Company. In December 1999, the balance of receivables sold was reduced to $39.8 million. The remaining availability under the Securitization Facility can be used should the Company decide to sell additional receivables in the future. Discounts and net expenses associated with the sales of receivables totaled $11.2 million and are included in interest expense in the consolidated statement of operations for the year ended December 31, 1999.

NOTE 5: Inventories

Inventories consisted of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                  (in millions)
  Crude oil and other feedstocks................................. $155.4 $249.7
  Refined and other finished products and convenience store
   items.........................................................  346.9  331.1
  Materials and supplies.........................................   54.5   54.8
                                                                  ------ ------
    Total inventories............................................ $556.8 $635.6
                                                                  ====== ======

During 1998 and 1997, the Company recorded a $133.4 million and an $11.1 million, respectively, non-cash reduction in the carrying value of crude oil and refined product inventories to reduce such inventories to market value which was lower than LIFO cost. The lower of cost or market adjustments have been treated as permanent reductions to inventory as of December 31, 1999. As a result, the LIFO value of the Company's crude oil and refined product inventories at December 31, 1999 was based on an average cost of $16.94 per barrel and the average market price was $24.76 per barrel. At December 31, 1999, replacement cost exceeded the LIFO cost of inventories by $166.6 million.

During 1999, inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of products sold by approximately $7.4 million. There were no liquidations of LIFO inventories during 1998 or 1997.

NOTE 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                                               December 31,
                                                 Estimated   ------------------
                                                Useful Lives   1999      1998
                                                ------------ --------  --------
                                                               (in millions)
  Refining..................................... 15--30 years $3,140.1  $3,186.7
  Retail.......................................  5--30 years  1,119.5   1,165.9
  Petrochemical/NGL............................  5--25 years     11.1       9.8
  Other........................................  3--10 years     75.1      60.8
                                                             --------  --------
   Total.......................................               4,345.8   4,423.2
  Accumulated depreciation and amortization....              (1,315.9) (1,162.0)
                                                             --------  --------
   Property, plant and equipment, net..........              $3,029.9  $3,261.2
                                                             ========  ========

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

In December 1999, the Company sold 177 convenience stores, pipelines and terminals in Michigan with a net carrying value of $114.1 million to Marathon Ashland. Upon completion of the Michigan sale, the Company permanently closed the Alma Refinery and recognized a $100.4 million impairment write-down to property, plant and equipment based on the estimated net salvage value of the refinery. The Company also recognized a $6.0 million impairment write-down in 1999 related to certain pipelines and crude oil gathering operations in Oklahoma. The net carrying value of property, plant and equipment related to the other assets sold or closed during 1999, including 239 convenience stores, was $52.8 million.

NOTE 7: Other Assets

Other assets consisted of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                  (in millions)
  Goodwill and other intangibles, net of accumulated amortization of $61.8 million in 1999 and $53.3 million in 1998............ $218.3 $259.1
  Non-current notes receivable, net..............................   30.7   27.8
  Refinery maintenance turnaround costs, net of accumulated
   amortization
   of $43.2 million in 1999 and $27.4 million in 1998............   52.2   48.6
  Equity investment in Diamond-Koch, L.P.........................  114.0  114.2
  Equity investment in Skelly-Belvieu Pipeline Company, LLC......   17.0   16.8
  Other non-current assets.......................................   77.1   81.5
                                                                  ------ ------
   Other assets, net............................................. $509.3 $548.0
                                                                  ====== ======

During 1999, in conjunction with various asset sales and the permanent closure of the Alma Refinery, goodwill was reduced $39.6 million and refinery maintenance turnaround costs were reduced $3.0 million.

On September 1, 1998, the Company and Koch Industries, Inc. (Koch) finalized the formation of Diamond-Koch, L.P. and three related partnerships (collectively, Diamond-Koch), a 50-50 joint venture primarily related to each entity's Mont Belvieu petrochemical assets. Koch contributed its interest in its Mont Belvieu natural gas liquids fractionator facility and certain of its pipeline and supply systems. The Company contributed its interests in its propane/propylene splitters and related distribution pipeline and terminal and its interest in its Mont Belvieu hydrocarbon storage facilities.

In September 1998, the Company received $27.0 million from Diamond-Koch for reimbursement of the cost to construct the third propane/propylene splitter which was completed in August 1998 and transferred to Diamond-Koch in September 1998.

The Company owns a 50% equity investment in Skelly-Belvieu Pipeline Company, LLC, a partnership that transports refinery-grade propylene from the McKee Refinery to Mont Belvieu, Texas.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTE 8: Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

                                                               December 31,
                                                             ------------------
                                                    Maturity   1999      1998
                                                    -------- --------  --------
                                                               (in millions)
   8.25% Notes.....................................    1999  $    --   $  175.0
   8.625% Guaranteed Notes.........................    2002     274.7     274.6
   Medium-term Notes:
     8.0%..........................................    2005     149.9     149.8
     9.375%........................................    2001      75.0      75.0
     8.5% (average rate)...........................    2003      24.0      24.0
     7.4% (average rate)...........................    2005      46.0      46.0
   Debentures:
     7.65%.........................................    2026     100.0     100.0
     7.25% Non-callable............................    2010      25.0      25.0
     8.75% Non-callable............................    2015      75.0      75.0
     8.00%.........................................    2023     100.0     100.0
   Total Senior Notes:
     7.20%.........................................    2017     200.0     200.0
     6.75%.........................................    2037     100.0     100.0
     7.45%.........................................    2097     100.0     100.0
   Commercial Paper................................               8.0     274.8
   U.S. Bank Facility..............................    2002       --      100.0
   10.75% Senior Notes.............................    1999       --       30.0
   9.50% Mortgages.................................    2003      27.3      37.0
   Other........................................... Various      36.7      57.2
                                                             --------  --------
     Total debt....................................           1,341.6   1,943.4
   Less current portion............................             (14.0)     (6.4)
                                                             --------  --------
     Long-term debt, less current portion..........          $1,327.6  $1,937.0
                                                             ========  ========

Generally, the Company's outstanding debt is unsecured with interest payable semi-annually. The 10.75% Senior Notes were repaid in April 1999 and the 8.25% Notes were repaid in July 1999. Mortgages are recorded at their net present value and are secured by convenience stores owned by the Company.

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

As of December 31, 1999, the Company had available money market lines of credit with numerous financial institutions which provide the Company with additional uncommitted capacity of $470.0 million and Cdn. $225.0 million. Borrowings under the money market lines are typically short-term and bear interest at prevailing market rates as established by the financial institutions. At December 31, 1999 and 1998, there were no outstanding borrowings under these money market lines.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

As of December 31, 1999, the Company's committed bank facilities consisted of:

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

The Company must pay annual fees of 11 basis points on the total used and unused portion of the Revolving Credit Facilities. The interest rate under the Revolving Credit Facilities is floating based upon the prime rate, the London interbank offered rate or other floating interest rates, at the option of the Company. Amounts outstanding under the Revolving Credit Facilities are due in 2002, upon expiration. The Company also has a $700.0 million commercial paper program supported by the U.S. Bank Facility. Outstanding letters of credit totaled $102.2 million and $104.6 million as of December 31, 1999 and 1998, respectively.

Borrowings under the commercial paper program, money market lines of credit, 8.25% Notes and the 10.75% Senior Notes are classified as long-term based on the Company's ability and intent to refinance these amounts on a long-term basis, using its Revolving Credit Facilities.

In addition to the Revolving Credit Facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The aggregate maturities, after consideration of refinancing, of notes payable and long-term debt as of December 31, 1999 were as follows (in millions):

   2000............................................................... $   14.0
   2001...............................................................     84.5
   2002...............................................................    297.6
   2003...............................................................     33.5
   2004...............................................................      0.6
   Thereafter.........................................................    911.4
                                                                       --------
     Total notes payable and long-term debt........................... $1,341.6
                                                                       ========

The Revolving Credit Facilities and the indentures governing the various Notes contain restrictive covenants relating to the Company and its financial condition, operations and properties. Under these covenants, the Company and certain of its subsidiaries are required to maintain, among other things, certain specified consolidated interest coverage and debt-to-total capital ratios. Although these covenants have the effect of limiting the Company's ability to pay dividends, it is not anticipated that such limitations will affect the Company's present ability to pay dividends.

In order to manage interest costs on its outstanding debt, the Company has entered into various interest rate swap agreements (see note 16). In December 1996 and 1997, the Company entered into interest rate swap agreements the effect of which is to modify the interest rate characteristics of a portion of its debt from a fixed to a floating rate. As of December 31, 1999 and 1998, the Company had the following interest rate swap agreements outstanding:

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                                                           Year of Maturity
                                                         ----------------------
   Fixed to Floating                                      2002    2005    2023
   -----------------                                     ------  ------  ------
   Notional amount (in millions)........................ $200.0  $150.0  $100.0
   Weighted average rate received.......................   6.23%   6.36%   6.93%
   Weighted average rate paid in 1999...................   5.20%   4.75%   5.38%
   Weighted average rate paid in 1998...................   5.57%   4.89%   5.66%

Interest payments totaled $143.2 million, $141.7 million and $125.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 9: Company Obligated Preferred Stock of Subsidiary

On June 25, 1997, UDS Capital I (the Trust) issued $200.0 million of 8.32% Trust Originated Preferred Securities (TOPrS) in an underwritten public offering. Distributions on the TOPrS are cumulative and payable quarterly in arrears, at the annual rate of 8.32% of the liquidation amount of $25.00 per TOPrS.

The TOPrS were issued by the Trust using a partnership, UDS Funding I, L.P. Both entities are wholly owned by the Company. The Company has guaranteed, on a subordinated basis, the dividend payments due on the TOPrS if and when declared.

NOTE 10: Stockholders' Equity

5% Cumulative Convertible Preferred Stock
The Company's 5% Cumulative Convertible Preferred Stock, originally issued in the merger of Ultramar Corporation and Diamond Shamrock, Inc. (the Merger), contained a redemption feature that allowed the Company to redeem the preferred stock for Common Stock if the Common Stock traded above $33.77 per share for 20 of any 30 consecutive trading days. On February 27, 1998, the trading threshold was reached. On March 18, 1998, all 1,724,400 shares outstanding of preferred stock were redeemed for Common Stock at a conversion rate of 1.9246 shares of Common Stock for each share of preferred stock. A total of 3,318,698 shares of Common Stock were issued. The Company declared and paid dividends of $0.625 per share on its 5% Cumulative Convertible Preferred Stock in each quarter of 1997 and the first quarter of 1998, prior to conversion.

Common Stock Buyback Program and Grantor Trust Stock Ownership Program
During 1998, the Company purchased 3,740,400 shares of its Common Stock under a $100.0 million buyback program approved by the Board of Directors in July 1998.

In November 1999, the Company created the Grantor Trust Stock Ownership Program (GSOP) to which the Company contributed 3,740,000 shares of treasury stock. The Company is authorized to instruct the trustee to sell shares as necessary and to use the proceeds from such sales and any dividends paid on such contributed shares, toward the satisfaction of a portion of the Company's future obligations under certain of its compensation and employee benefit plans. The shares held in trust are not considered outstanding for earnings per share purposes until they are committed to be released. As of December 31, 1999, no shares were committed to be released. For financial reporting purposes, the GSOP is consolidated. All dividends and interest transactions between the GSOP and the Company are eliminated.

Incentive Plans
The Company has adopted several Long-Term Incentive Plans (the LTIPs) which are administered by the Compensation Committee of the Board of Directors (the Committee). Under the terms of the LTIPs, the Committee may grant restricted shares, stock options, stock appreciation rights and performance units to officers and key employees of the Company. The vesting period for awards under the LTIPs are established by the Committee at the time of grant. Restricted shares awarded under the Company's 1992 and 1996 LTIPs generally

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
vest on the third anniversary of the date of grant. Restricted shares granted under the Company's 1987 and 1990 LTIPs vest generally over a four-year period. Stock options may not be granted at less than the fair market value of the Company's Common Stock at the date of grant and may not expire more than ten years from the date of grant. The majority of stock options become exercisable 30%, 30% and 40% on the first, second and third anniversaries of the date of grant.

During 1999, 1998 and 1997, the Company did not grant any restricted shares or performance units.

Stock option transactions under the various LTIPs are summarized as follows:

                                                     Number of
                                                       Stock    Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
   Outstanding January 1, 1997.....................  6,363,133       $26.76
     Granted.......................................    203,360        31.33
     Additions from Total acquisition..............    675,595        33.37
     Canceled......................................   (128,089)       33.54
     Exercised.....................................   (327,720)       21.06
                                                     ---------
   Outstanding December 31, 1997...................  6,786,279        27.74
     Granted.......................................  1,350,120        28.60
     Canceled......................................   (539,343)       33.38
     Exercised.....................................   (400,457)       24.32
                                                     ---------
   Outstanding December 31, 1998...................  7,196,599        27.67
     Granted.......................................    290,900        21.71
     Canceled......................................   (597,199)       30.26
     Exercised.....................................   (157,339)       20.38
                                                     ---------
   Outstanding December 31, 1999...................  6,732,961        27.35
                                                     =========
   Stock options exercisable at December 31:
     1997..........................................  3,127,166        24.29
     1998..........................................  3,557,282        25.70
     1999..........................................  3,941,934        26.92

For stock options issued with a 4-1/2 year vesting period, accelerated vesting will occur if the market price of the Company's Common Stock reaches prescribed levels prior to such time. The above stock options have terms ranging from 5 to 10 years. As of December 31, 1999, there were 2,017,197 shares available for future issuance under the LTIPs. Effective December 1, 1998, the Committee eliminated shares available for future issuance from the Total 1990 Stock Incentive Plan, the Ultramar 1992 LTIP and the Diamond Shamrock 1987 LTIP.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Stock options outstanding and exercisable as of December 31, 1999 were as follows:

                                     Stock Options Outstanding         Stock Options Exercisable
                             ----------------------------------------- --------------------------
                                            Weighted
                                            Average        Weighted                   Weighted
                               Number    Remaining Life    Average       Number       Average
   Range of Exercise Price   Outstanding    In Years    Exercise Price Exercisable Exercise Price
   -----------------------   ----------- -------------- -------------- ----------- --------------
   $15.00--$19.49..........     569,502       2.8           $16.64        569,502      $16.64
   $20.40--$24.88..........   1,098,999       6.8            23.10        817,899       23.59
   $25.00--$29.90..........   2,070,391       5.8            27.31      1,420,602       27.79
   $30.13--$34.44..........   2,859,909       6.9            30.70      1,051,572       30.83
   $35.53--$37.66..........     129,562       4.4            36.36         77,761       36.64
   $46.40..................       4,598       0.9            46.40          4,598       46.40
                              ---------                                 ---------
   $15.00--$46.40..........   6,732,961       5.9            27.35      3,941,934       26.92
                              =========                                 =========

The Company accounts for its stock option plans using the intrinsic value method and, accordingly, has not recognized compensation expense for its stock options granted. The weighted average fair value of stock options granted during the years ended December 31, 1999, 1998 and 1997 was $3.96, $4.76, and $5.23 per option, respectively. The fair value for these stock options was estimated at the respective grant dates using the Black-Scholes option pricing model with the following assumptions:

                                                  Years Ended December 31,
                                             -----------------------------------
                                                1999        1998        1997
                                             ----------- ----------- -----------
   Risk free interest rate.................. 4.77%-6.02% 4.04%-5.66% 5.83%-6.40%
   Expected life............................   4 years     4 years     4 years
   Expected volatility......................   24%-25%     19%-25%     19%-22%
   Expected dividend yield.................. 3.70%-3.94% 3.70%-3.90% 3.96%-4.08%

Had the Company accounted for stock options granted in 1999, 1998 and 1997 using the fair value method at the date of grant, additional compensation expense would have been recorded and the pro forma effect would have been as follows:

                                                  Years Ended December 31,
                                              ---------------------------------
                                                 1999       1998        1997
                                              ---------- ----------  ----------
                                              (in millions, except per share
                                                           data)
   Pro forma net income (loss)............... $    170.1 $    (84.7) $    145.3
   Pro forma net income (loss) per share:
     Basic................................... $     1.96 $    (0.96) $     1.86
     Diluted................................. $     1.96      (0.96)       1.76

For purposes of the pro forma disclosures, the estimated fair value of stock options is amortized to expense over the stock options' vesting periods.

The Committee adopted the 1999, 1998 and 1997 Annual Incentive Plans (AIP) which provide for cash awards based on certain criteria to officers and key employees of the Company. For the years ended December 31, 1999, 1998 and 1997, the related AIP expense was $8.0 million, $6.5 million and $8.1 million, respectively.

A Performance Incentive Plan (PIP) had been adopted by Diamond Shamrock under which the Committee granted cash awards and restricted shares to eligible employees. In 1997, the PIP was terminated and replaced with the AIP. For the year ended December 31, 1997, the Company expensed $13.8 million under this plan.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

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

Prior to 1993, Diamond Shamrock loaned the ESOPs $65.8 million to purchase shares of the Company's Common Stock and contributed 82,400 treasury shares of its Common Stock to ESOP I as part of special award and success sharing programs. The Company made contributions to the ESOPs in sufficient amounts, when combined with dividends on the Common Stock, to retire the principal and to pay interest on the loans used to fund the ESOPs. Shares were allocated to participants and included in the computation of income per share as the payments of principal and interest were made on the loans. Contributions to the ESOPs that were charged to expense for 1997 were $3.5 million. Dividend and interest income reduced the amounts charged to expense in 1997 by $1.4 million.

On November 14, 1997, the Company prepaid $29.6 million of the 8.77% Senior Notes which had been issued to acquire Company Common Stock for the ESOPs. As a result of the termination of the ESOPs, prepayment of the 8.77% Senior Notes was necessary and the Company purchased, as treasury shares, the Common Stock of the Company held by the ESOPs which had not been allocated to participants by November 14, 1997. The ESOPs were terminated as a part of restructuring the benefit plans of the Company pursuant to the Merger. The Company incurred an extraordinary loss of $4.8 million, net of income tax benefit of $3.2 million, as a result of terminating the ESOPs and prepaying the 8.77% Senior Notes.

Under the terms of the Company's Non-Employee Director Equity Plan, non-employee directors of the Company are granted restricted shares on the date elected to the Board equal to at least 50% of the non-employee director's annual retainer. Additional restricted shares are granted to the non-employee director every five years following the initial date of grant. In addition, each non-employee director is granted stock options for 1,000 shares at each annual meeting of the Company. The stock options are fully exercisable at the following annual meeting. The stock options expire ten years from the date of grant. During 1999, 11,000 stock options and 2,502 restricted share awards were granted. During 1998 and 1997, 10,000 stock options were granted annually; there were no restricted share awards granted. As of December 31, 1999, a total of 31,442 shares were available for future issuance under this plan.

In December 1993, the Committee adopted the Ultramar Corporation Stock Purchase Plan and Dividend Reinvestment Plan which allows eligible holders of the Company's Common Stock to use dividends to purchase Company Common Stock and to make optional cash payments to buy additional shares of Common Stock. The Company has reserved a total of 2,000,000 shares of Common Stock for issuance under this plan. As of December 31, 1999, a total of 41,738 shares had been issued under the plan and 1,958,262 shares remain available for future issuance.

NOTE 11: Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is calculated as net income (loss) less preferred stock dividends divided by the weighted average number of Common Stock outstanding. Diluted net income (loss) per share assumes, when dilutive, issuance of the net incremental shares from stock options and restricted shares, and conversion of the 5% Cumulative Convertible Preferred Stock. The following table reconciles the net income (loss) amounts and share numbers used in the computation of net income (loss) per share.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

                                              Years Ended December 31,
                                       ---------------------------------------
                                           1999         1998          1997
                                       ------------ ------------  ------------
                                        (in millions, except per share data)
   Basic Income (Loss) Per Share:
   Weighted average Common Stock
    outstanding (in thousands).......        86,615       88,555        78,120
                                       ============ ============  ============
   Income (loss) before extraordinary
    loss.............................  $      173.2 $      (78.1) $      159.6
   Dividends on 5% Cumulative
    Convertible Preferred Stock......           --          (1.1)         (4.3)
                                       ------------ ------------  ------------
   Income (loss) applicable to Common
    Stock............................         173.2        (79.2)        155.3
   Extraordinary loss on debt
    extinguishment...................           --           --           (4.8)
                                       ------------ ------------  ------------
     Net income (loss) applicable to
      Common Stock...................  $      173.2 $      (79.2) $      150.5
                                       ============ ============  ============
           Per Share Amounts
   Income (loss) before extraordinary
    loss.............................  $       2.00 $      (0.89) $       1.99
   Extraordinary loss on debt
    extinguishment...................           --           --          (0.06)
                                       ------------ ------------  ------------
     Net income (loss)...............  $       2.00 $      (0.89) $       1.93
                                       ============ ============  ============
   Diluted Income (Loss) Per Share:
   Weighted average Common Stock
    outstanding (in thousands).......        86,615       88,555        78,120
   Net effect of dilutive stock
    options--based on the
    treasury stock method using the
    average market price.............           127          --            985
   Assumed conversion of 5%
    Cumulative Convertible Preferred
    Stock............................           --           --          3,319
                                       ------------ ------------  ------------
     Weighted average common
      equivalent shares..............        86,742       88,555        82,424
                                       ============ ============  ============
   Income (loss) before extraordinary
    loss.............................  $      173.2 $      (78.1) $      159.6
   Dividends on 5% Cumulative
    Convertible Preferred Stock......           --          (1.1)          --
                                       ------------ ------------  ------------
   Income (loss) applicable to Common
    Stock............................         173.2        (79.2)        159.6
   Extraordinary loss on debt
    extinguishment...................           --           --           (4.8)
                                       ------------ ------------  ------------
     Net income (loss) applicable to
      common equivalent shares.......  $      173.2 $      (79.2) $      154.8
                                       ============ ============  ============
           Per Share Amounts
   Income (loss) before extraordinary
    loss.............................  $       2.00 $      (0.89) $       1.94
   Extraordinary loss on debt
    extinguishment...................           --           --          (0.06)
                                       ------------ ------------  ------------
     Net income (loss)...............  $       2.00 $      (0.89) $       1.88
                                       ============ ============  ============

NOTE 12: Employee Benefit Plans

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

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The following table summarizes the changes in benefit obligation and changes in plan assets for pension benefits for the Pension Plans and other postretirement benefits for the years ended December 31, 1999 and 1998:

                                                                 Other
                                              Pension        Postretirement
                                             Benefits           Benefits
                                           --------------  -------------------
                                            1999    1998      1999      1998
                                           ------  ------  ----------  -------
                                                    (in millions)
   Change in Benefit Obligation:
   Benefit obligation at beginning of
    year.................................  $304.1  $273.3  $     82.6  $  84.8
     Service cost........................    16.1    15.5         2.1      1.9
     Interest cost.......................    22.5    21.2         5.9      5.5
     Plan participant's contributions....     0.3     0.3          --       --
     Plan amendments.....................      --     5.2          --       --
     Actuarial (gain) loss...............   (24.3)    9.2        (5.1)    (3.3)
     Foreign currency exchange rate
      changes............................      --      --         0.6     (0.7)
     Curtailment gain....................    (1.2)     --          --       --
     Settlement gain.....................    (0.7)     --          --       --
     Termination benefits................     6.4      --          --       --
     Benefits paid.......................   (39.7)  (20.6)       (4.8)    (5.6)
                                           ------  ------  ----------  -------
   Benefit obligation at end of year.....   283.5   304.1        81.3     82.6
                                           ------  ------  ----------  -------
   Change in Plan Assets:
   Fair value of plan assets at beginning
    of year..............................   260.6   234.4          --       --
     Actual return on plan assets........    20.8    40.6          --       --
     Employer contributions..............    19.9     5.9         4.8      5.6
     Plan participant's contributions....     0.3     0.3          --       --
     Benefits paid.......................   (39.7)  (20.6)       (4.8)    (5.6)
                                           ------  ------  ----------  -------
   Fair value of plan assets at end of
    year.................................   261.9   260.6          --       --
                                           ------  ------  ----------  -------
   Funded status at end of year..........   (21.6)  (43.5)      (81.3)   (82.6)
     Unrecognized net actuarial (gain)
      loss...............................   (19.9)    5.1       (20.4)   (15.9)
     Unrecognized prior service cost.....    22.8    25.2       (13.4)   (14.6)
     Unrecognized net transition
      obligation.........................     0.1     0.3          --       --
                                           ------  ------  ----------  -------
   Accrued benefit cost..................  $(18.6) $(12.9) $   (115.1) $(113.1)
                                           ======  ======  ==========  =======
   Amounts recognized in the consolidated
    balance sheets:
     Prepaid benefit cost................  $   --  $ 17.8  $       --  $    --
     Accrued benefit liability...........   (18.6)  (30.7)     (115.1)  (113.1)
     Additional minimum liability........    (2.2)     --          --       --
     Accumulated other comprehensive
      loss...............................     2.2      --          --       --
                                           ------  ------  ----------  -------
   Net amount recognized at end of year..  $(18.6) $(12.9) $   (115.1) $(113.1)
                                           ======  ======  ==========  =======
   Weighted average assumptions:
     Discount rate.......................    7.75%   7.00%       7.75%    7.00%
     Expected return on plan assets......    9.50%   9.00%        N/A      N/A
     Rate of compensation increase.......    4.50%   4.25% 4.25%-4.50%    4.25%
     Health care cost trend on covered
      charges............................     N/A     N/A         5.6%    6.10%

During 1999, the Company recognized a charge of approximately $6.4 million for termination benefits associated with the permanent closure of the Alma Refinery. Effective December 31, 1999, the Company transferred the net assets of the plan associated with the Alma Refinery to the UDS Pension Plan which resulted in a $1.2 million curtailment gain.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Pension Plans with accumulated benefit obligations in excess of plan assets consisted of the following:

                                                                     December
                                                                        31,
                                                                    -----------
                                                                    1999  1998
                                                                    ----- -----
                                                                        (in
                                                                     millions)
   Projected benefit obligation.................................... $23.7 $40.7
   Accumulated benefit obligation..................................  17.9  34.2
   Fair value of plan assets.......................................   9.8  27.0

The following table summarizes the components of net periodic benefit cost for the years ended December 31, 1999, 1998 and 1997:

                                                                Other
                                                            Postretirement
                                       Pension Benefits        Benefits
                                       -------------------  ----------------
                                       1999   1998   1997   1999  1998  1997
                                       -----  -----  -----  ----  ----  ----
                                                (in millions)
   Components of net periodic benefit
    cost:
   Service cost....................... $16.1  $15.5  $10.2  $2.1  $1.9  $1.8
   Interest cost......................  22.5   21.2   10.4   5.9   5.5   4.9
   Expected return on plan assets..... (21.8) (20.2) (10.2)  --    --    --
   Amortization of:
     Transition obligation............   0.1    --     --    --   -- .   --
     Prior service cost...............   2.4    2.4    --   (1.2) (1.2) (0.3)
     Actuarial loss (gain)............   1.5    0.5    1.1  (0.6) (1.0) (0.6)
     Termination charge...............   6.4    --     --    --    --    --
     Curtailment loss (gain)..........  (1.2)   --     2.5   --    --    --
     Settlement charge (gain).........   0.2    --    (3.6)  --    --    --
                                       -----  -----  -----  ----  ----  ----
   Net periodic benefit cost.......... $26.2  $19.4  $10.4  $6.2  $5.2  $5.8
                                       =====  =====  =====  ====  ====  ====

The Company also maintains a retirement plan for certain Diamond Shamrock and Total collective bargaining groups (the Bargaining Unit Plans). The Bargaining Unit Plans generally provide benefits that are based on the union member's monthly base pay during the five years prior to retirement.

The Company also maintains several defined contribution retirement plans for substantially all its eligible employees in the United States and Canada. Contributions to the plans are generally determined as a percentage of each eligible employee's salary. Contributions to these plans amounted to $6.0 million, $6.3 million and $3.6 million during the years ended December 31, 1999, 1998 and 1997, respectively.

The Company sponsors unfunded defined benefit postretirement plans which provide health care and life insurance benefits to retirees who satisfy certain age and service requirements. In addition, pursuant to the terms of a distribution agreement between Diamond Shamrock and Maxus, Diamond Shamrock's parent company prior to its 1987 spin-off, the Company also shares in the cost of providing similar benefits to former employees of Maxus.

Generally, the health care plans pay a stated percentage of most medical expenses reduced for any deductibles, payments made by government programs and other group coverage. The cost of providing these benefits is shared with retirees.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                1%       1%
                             Increase Decrease
                             -------- --------
                               (in millions)
   Effect on total of
    service and interest
    cost components........    $0.4    $(0.3)
   Effect on postretirement
    benefit obligation.....     4.4     (3.8)

NOTE 13: Income Taxes

Income (loss) before income taxes, extraordinary loss and dividends of subsidiary consisted of the following:

                                                      Years Ended December
                                                               31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
                                                          (in millions)
   United States.................................... $ 264.9  $(132.2) $ 187.2
   Canada...........................................    49.7     68.2     88.0
                                                     -------  -------  -------
     Total.......................................... $ 314.6  $ (64.0) $ 275.2
                                                     =======  =======  =======

Provision for income taxes consisted of the following:

                                                      Years Ended December
                                                               31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
                                                          (in millions)
   Current:
     U.S. Federal................................... $   6.9  $   --   $  (1.0)
     U.S. State.....................................    (1.4)     --       1.8
     Canada.........................................    53.2     12.8      4.6
                                                     -------  -------  -------
       Total current................................    58.7     12.8      5.4
                                                     -------  -------  -------
   Deferred:
     U.S. Federal...................................    96.0    (24.6)    68.1
     U.S. State.....................................    10.1      0.6      6.9
     Canada.........................................   (33.7)    15.0     29.8
                                                     -------  -------  -------
       Total deferred...............................    72.4     (9.0)   104.8
                                                     -------  -------  -------
   Provision for income taxes....................... $ 131.1  $   3.8  $ 110.2
                                                     =======  =======  =======

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The components of the Company's deferred income tax liabilities and assets consisted of the following:

                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                               (in millions)
   Deferred tax liabilities:
     Excess of book basis over tax basis of:
       Property, plant and equipment........................  $(535.8) $(524.7)
       Equity investment in Diamond-Koch, L.P...............    (15.2)   (16.1)
     LIFO inventory and market valuation allowance..........       --     (5.5)
     Deferred refinery maintenance turnaround costs.........    (31.0)   (32.6)
                                                              -------  -------
       Total deferred tax liabilities.......................   (582.0)  (578.9)
                                                              -------  -------
   Deferred tax assets:
     LIFO inventory.........................................     25.1       --
     Accrued and other long-term liabilities................    155.4    181.9
     U.S. Federal and State income tax credit
      carryforwards.........................................     99.2     89.9
     Canadian tax benefit on unrealized foreign exchange
      adjustment............................................      5.8      5.5
     Net operating loss carryforwards.......................    123.1    194.2
     Other..................................................      9.1     12.1
                                                              -------  -------
       Total deferred tax assets............................    417.7    483.6
     Less valuation allowance...............................     (9.5)   (11.3)
                                                              -------  -------
       Net deferred tax liability...........................  $(173.8) $(106.6)
                                                              =======  =======

As of December 31, 1999, the Company had the following U.S. Federal and State income tax credit and loss carryforwards:

                               Amount        Expiration
                            ------------- -----------------
                            (in millions)
   U.S. Federal and State
    income tax credits.....    $ 39.1     2000 through 2019
   Alternative minimum tax
    (AMT) credits..........      60.1     Indefinitely
   U.S. Federal net
    operating losses
    (NOL)..................     301.3     2004 through 2018

Included in the above are $16.4 million of income tax credit carryforwards, $50.8 million of AMT credits and $131.1 million of NOL carryforwards acquired from Total, National Convenience Stores, Inc. and Diamond Shamrock, which are subject to annual U.S. Federal income tax limitations.

The Company has established a valuation allowance for certain deferred tax assets, primarily State NOLs and U.S. Federal income tax credit carryforwards, which may not be realized in future periods. The realization of net deferred tax assets recorded as of December 31, 1999 is dependent upon the Company's ability to generate future taxable income in both the U.S. and Canada. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax assets will be realized.

The Company has not provided any U.S. Federal deferred income taxes or Canadian withholding taxes on the undistributed earnings of its Canadian subsidiaries based on the determination that such earnings will be indefinitely reinvested. As of December 31, 1999, the cumulative undistributed earnings of these subsidiaries were approximately $276.6 million. If such earnings were not considered indefinitely reinvested, U.S. Federal deferred income taxes and Canadian withholding taxes would have been provided after consideration of foreign tax credits. However, determination of the amount of U.S. Federal deferred income taxes and Canadian withholding taxes is not practical.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The differences between the Company's effective income tax rate and the U.S. Federal statutory rate is reconciled as follows:

                                                             Years Ended
                                                             December 31,
                                                           ------------------
                                                           1999   1998   1997
                                                           ----  ------  ----
                                                            (in millions)
   U.S. Federal statutory rate............................ 35.0% (35.0)% 35.0%
   Effect of foreign operations...........................  0.6     6.1   1.3
   U.S. State income taxes, net of U.S. Federal taxes.....  2.5     4.7   2.1
   Non-deductible goodwill amortization and impairment
    charge................................................  5.6    28.6   1.2
   Other.................................................. (2.0)    1.5   0.4
                                                           ----  ------  ----
     Effective income tax rate............................ 41.7%    5.9% 40.0%
                                                           ====  ======  ====

Income taxes paid net of refunds for the years ended December 31, 1999, 1998 and 1997 amounted to $22.1 million, $3.2 million (refund) and $16.8 million, respectively.

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

The balances of and changes in accruals for environmental matters which are principally included in other long-term liabilities consisted of the following:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (in millions)
   Balance at beginning of year................... $  219.4  $  213.9  $  151.4
     Purchase price allocation for Total..........       --      39.7      80.0
     Additions to accrual.........................      4.1        --       1.3
     Reductions from accrual......................    (20.6)       --        --
     Payments.....................................    (31.9)    (34.2)    (18.8)
                                                   --------  --------  --------
   Balance at end of year......................... $  171.0  $  219.4  $  213.9
                                                   ========  ========  ========

During 1999, based on the annual review of environmental liabilities, it was determined that certain liabilities were overstated as the required cleanup obligation was less than originally estimated. Accordingly, environmental liabilities were reduced by $20.6 million.

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

NOTE 15: Commitments and Contingencies

The Company leases convenience stores, office space and other assets under operating leases with terms expiring at various dates through 2053. Certain leases contain renewal options and escalation clauses and require the Company to pay property taxes, insurance and maintenance costs. These provisions vary by lease. Certain convenience store leases provide for the payment of rentals based solely on sales volume while others provide for payments, in addition to any established minimums, contingent upon the achievement of specified levels of sales volumes.

Future minimum rental payments applicable to non-cancelable operating leases as of December 31, 1999 are as follows (in millions):

  2000.................................................................. $ 64.8
  2001..................................................................   57.0
  2002..................................................................   49.8
  2003..................................................................   40.7
  2004..................................................................   21.9
  Thereafter............................................................  104.9
                                                                         ------
    Gross lease payments................................................  339.1
  Less future minimum sublease rental income............................  (23.4)
                                                                         ------
    Net future minimum lease payments................................... $315.7
                                                                         ======

Rental expense, net of sublease rental income, for all operating leases consisted of the following:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (in millions)
   Minimum rental expense........................  $   90.3  $   94.8  $   76.7
   Contingent rental expense.....................       8.5       8.9       7.8
                                                   --------  --------  --------
     Gross rental expense........................      98.8     103.7      84.5
   Less sublease rental income...................     (10.6)    (10.9)    (10.9)
                                                   --------  --------  --------
     Net rental expense..........................  $   88.2  $   92.8  $   73.6
                                                   ========  ========  ========

The Company has three long-term operating lease arrangements (the Brazos Lease, the Jamestown Lease and the Total Lease) to accommodate its convenience store construction program. The Brazos, Jamestown and Total Leases have lease terms, which will expire in December 2003, July 2003, and August 2002, respectively. As of December 31, 1999, substantially all of the $190.0 million Brazos Lease commitment has been used to construct

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
or purchase convenience stores and $93.9 million of the Jamestown and the Total Lease commitments, which totaled $165.0 million, have been used to construct or purchase convenience stores and to construct the corporate headquarters of the Company in San Antonio, Texas. After their respective non-cancelable lease terms, the Brazos, the Jamestown and the Total Leases may be extended by agreement of the parties, or the Company may purchase or arrange for the sale of the convenience stores or corporate headquarters. If the Company were unable to extend the lease or arrange for the sale of the properties to a third party at the respective expiration dates of the Leases, the amount necessary to purchase the properties under the Leases as of December 31, 1999 would be approximately $279.3 million.

In conjunction with the construction of a high-pressure gas oil hydrotreater at the Company's Wilmington Refinery, the Company entered into a long-term contract for the supply of hydrogen which expires in 2011. The purchase price for the hydrogen is fixed, based on the quantity and flow rate of product supplied. The contract has a take-or-pay provision of $1.2 million per month. The Company also entered into a contract for the supply of hydrogen to its Three Rivers Refinery, containing a take-or-pay provision of $0.7 million per month which expires in 2011.

Pursuant to the terms of various agreements, the Company has agreed to indemnify the former owners of Ultramar, Inc. (UI) and CUC and certain of their affiliates for any claims or liabilities arising out of, among other things, refining and retail activities and litigation related to the operations of UI and CUC prior to their acquisition. The Company has also agreed to indemnify two affiliates of the former owner against liability for substantially all U.S. Federal, State and local income or franchise taxes in respect of periods in which any UI company was a member of a consolidated, combined or unitary return with any other member of the affiliated group.

There are various legal proceedings and claims pending against the Company which arise in the ordinary course of business. It is management's opinion, based upon advice of counsel, that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 16: Financial Instruments

Financial instruments consisted of the following:

                                                  December 31,
                                       --------------------------------------
                                             1999                1998
                                       ------------------  ------------------
                                       Carrying    Fair    Carrying    Fair
                                        Amount    Value     Amount    Value
                                       --------  --------  --------  --------
                                                  (in millions)
   Cash and cash equivalents.......... $   92.8  $   92.8  $  176.1  $  176.1
   Non-current notes receivable.......     30.7      30.7      27.8      27.8
   Long-term debt, including current
    portion........................... (1,341.6) (1,307.8) (1,943.4) (2,034.3)
   Interest rate swap agreements......       --     (11.7)       --      18.7
   Commodity futures and price swap
    contracts.........................     (8.1)    (17.2)    (32.9)    (63.5)

Cash and cash equivalents as of December 31, 1999 and 1998 include $28.2 million and $114.2 million of investments in marketable securities with maturities of less than three months, respectively. The investments are available for sale and are stated at cost, which approximates fair market value.

The aggregate carrying amount of non-current notes receivable approximated fair value as determined based on the discounted cash flow method.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The fair value of the Company's fixed rate debt as of December 31, 1999 and 1998 was $1,295.2 million and $1,651.1 million, respectively (carrying amounts of $1,329.0 million and $1,560.2 million, respectively) and was estimated based on the quoted market price of similar debt instruments. The carrying amounts of the Company's borrowings under its revolving credit agreements and money market facilities approximate fair value because such obligations generally bear interest at floating rates.

The interest rate swap agreements subject the Company to market risk as interest rates fluctuate and impact the interest payments due on the notional amounts of the agreements. The fair value of interest rate swap agreements is determined based on the differences between the contract rate of interest and the rates currently quoted for agreements of similar terms and maturities.

The Company uses commodity futures contracts for the purchase of physical quantities of crude oil and refined products as well as for the management of crude oil costs. For the contracts designated as hedges, whereby physical delivery of the crude oil, refined product or natural gas takes place, gains and losses were recognized as a component of the related purchase. Unrealized gains from the Company's hedging activities were approximately $1.7 million as of December 31, 1999. For the commodity futures contracts that are closed without taking physical delivery, the net gain in 1999 of $48.0 million has been recognized currently in cost of products sold. During 1999, the Company's crude oil purchases to supply its various refineries amounted to $3.7 billion.

In addition, the Company has entered into various price swaps as price hedges for which gains or losses will be recognized when the hedged transactions occur; however, losses are recognized when future prices are not expected to recover. The losses are recognized currently in cost of products sold.

As of December 31, 1999, the Company had outstanding commodity futures contracts designated as hedges and price swap contracts to purchase $351.8 million and sell $194.0 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 6.4 million barrels of crude oil and refined products which mature on various dates through June 2002. As of December 31, 1998, the Company had outstanding commodity futures contracts designated as hedges and price swap contracts to purchase $319.9 million and sell $130.6 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 8.6 million barrels of crude oil and refined products which mature on various dates through June 2002. The fair value of commodity futures contracts designated as hedges is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

The Company also periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At December 31, 1999, the Company had short-term foreign exchange contracts totaling $12.1 million and commitments to purchase $34.2 million of U.S. dollars. At December 31, 1998, the Company did not have any short-term foreign exchange contracts. The Company generally does not hedge for the effects of foreign exchange rate fluctuations on the translation of its foreign results of operations or financial position.

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

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Other financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. As of December 31, 1999, the Company had no significant concentrations of credit risk.

NOTE 17: Business Segments and Geographic Information

The Company has three reportable segments: Refining, Retail and Petrochemical/NGL. The Refining segment includes refinery, wholesale, product supply and distribution, and transportation operations. The Retail segment includes Company-operated convenience stores, dealers/jobbers and truckstop facilities, cardlock and home heating oil operations. The Petrochemical/NGL segment includes earnings from Nitromite fertilizer, NGL marketing and certain NGL pipeline operations. Equity income from Diamond-Koch and Skelly-Belvieu are not included in operating income. Operations that are not included in any of the three reportable segments are included in the Corporate category and consist primarily of corporate office expenditures.

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

                                               Petrochemical/
                             Refining  Retail       NGL       Corporate   Total
                             -------- -------- -------------- --------- ---------
                                                (in millions)
   Year ended December 31,
    1999:
   Sales and other revenues
    from external
    customers..............  $7,967.6 $5,868.5     $135.1      $  --    $13,971.2
   Intersegment sales......   2,683.7      8.1        --          --      2,691.8
   EBITDA..................     526.8    270.3       19.5      (132.1)      684.5
   Depreciation and
    amortization...........     168.2     67.8        1.4         3.4       240.8
   Operating income
    (loss).................     358.6    202.5        3.5      (135.5)      429.1
   Total assets............   3,326.5  1,220.2      148.2       241.1     4,936.0
   Capital expenditures....      75.3     62.2        0.1        47.3       184.9

   Year ended December 31,
    1998:
   Sales and other revenues
    from external
    customers..............   5,377.8  5,499.3      255.1         --     11,132.2
   Intersegment sales......   2,090.0      5.3       16.6         --      2,111.9
   EBITDA..................     279.3    182.6       34.9      (189.6)      307.2
   Depreciation and
    amortization...........     160.4     67.2        7.1         2.7       237.4
   Operating income
    (loss).................     118.9    115.4       20.4      (192.3)       62.4
   Total assets............   3,581.4  1,383.0      163.4       187.2     5,315.0
   Capital expenditures....      94.0     51.3       17.3         8.5       171.1

   Year ended December 31,
    1997:
   Sales and other revenues
    from external
    customers..............   5,854.1  4,556.2      468.6         --     10,878.9
   Intersegment sales......   1,822.8      4.0       45.1         --      1,871.9
   EBITDA..................     482.6    218.9       49.0      (155.0)      595.5
   Depreciation and
    amortization...........     123.1     59.8        9.8         7.4       200.1
   Operating income
    (loss).................     359.5    159.1       36.1      (162.4)      392.3
   Total assets............   3,675.8  1,478.3      239.2       201.4     5,594.7
   Capital expenditures....     127.1    114.3       20.5         6.0       267.9

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

The following summarizes the reconciliation of reportable segment sales and other revenues, operating income, and assets to consolidated sales and other revenues, operating income and total assets:

                                                Years Ended December 31,
                                              -------------------------------
                                                1999       1998       1997
                                              ---------  ---------  ---------
                                                      (in millions)
     Sales and other revenues:
     Total sales for reportable segments..... $16,663.0  $13,244.1  $12,750.8
     Elimination of intersegment sales.......  (2,691.8)  (2,111.9)  (1,871.9)
                                              ---------  ---------  ---------
       Consolidated sales and other
        revenues............................. $13,971.2  $11,132.2  $10,878.9
                                              =========  =========  =========
     Operating income:
     Total operating income for reportable
      segments............................... $   564.6  $   254.7  $   554.7
     Other unallocated expenses..............    (135.5)    (192.3)    (162.4)
                                              ---------  ---------  ---------
       Consolidated operating income......... $   429.1  $    62.4  $   392.3
                                              =========  =========  =========
                                                 December 31,
                                              --------------------
                                                1999       1998
                                              ---------  ---------
     Total assets:
     Total assets for reportable segments.... $ 4,694.9  $ 5,127.8
     Other unallocated assets................     241.1      187.2
                                              ---------  ---------
       Consolidated total assets............. $ 4,936.0  $ 5,315.0
                                              =========  =========

Geographic information by country for sales and other revenues from external customers based on location of customer consisted of the following:

                                                Years Ended December 31,
                                              -------------------------------
                                                1999       1998       1997
                                              ---------  ---------  ---------
                                                      (in millions)
     United States........................... $11,140.2  $ 8,818.6  $ 8,084.6
     Canada..................................   2,831.0    2,313.6    2,794.3
                                              ---------  ---------  ---------
       Consolidated sales and other
        revenues............................. $13,971.2  $11,132.2  $10,878.9
                                              =========  =========  =========

Geographic information by country for property, plant and equipment, net consisted of the following:

                                                 December 31,
                                              --------------------
                                                1999       1998
                                              ---------  ---------
                                                 (in millions)
     United States........................... $ 2,539.6  $ 2,817.8
     Canada..................................     490.3      443.4
                                              ---------  ---------
       Consolidated property, plant and
        equipment, net....................... $ 3,029.9  $  3261.2
                                              =========  =========

NOTE 18: Subsequent Events (Unaudited)

On February 8, 2000, the Board of Directors declared a quarterly dividend of $0.275 per Common Stock payable on March 2, 2000 to holders of record on February 17, 2000.

As an alternative financing and growth vehicle, the Company is considering the formation of a master limited partnership (MLP), which would operate most of the Company's pipeline and terminal assets. A wholly-owned

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
subsidiary of the Company would be the general partner of the MLP and operate the assets on its behalf. It is contemplated that the MLP, through an initial public offering, would sell limited partnership units to the public representing a minority of the ownership interest. Management expects to form the MLP and complete the initial public offering during the second quarter of 2000, subject to approval by the Board of Directors, acceptable market conditions and other considerations.

NOTE 19: Quarterly Financial Information (Unaudited)

                                                   1999 Quarters
                                      ----------------------------------------
                                        First    Second      Third    Fourth
                                      --------- ---------  --------- ---------
                                       (in millions, except per share data)
   Sales and other revenues.........  $ 2,725.1 $ 3,386.5  $ 3,842.4 $ 4,017.2
   Cost of products sold and
    operating expenses..............    1,806.5   2,370.1    2,751.7   3,049.5
   Operating income.................       64.9     113.6      170.5      80.1
   Net income.......................       16.0      48.4       84.2      24.6

   Net income per share:
    Basic...........................  $    0.18 $    0.56  $    0.97 $    0.29
    Diluted.........................       0.18      0.56       0.97      0.29

   Weighted average number of shares
    (in thousands):
    Basic...........................     86,557    86,593     86,631    86,678
    Diluted.........................     86,643    86,703     86,807    86,636

                                                   1998 Quarters
                                      ----------------------------------------
                                        First    Second      Third    Fourth
                                      --------- ---------  --------- ---------
                                       (in millions, except per share data)
   Sales and other revenues.........  $ 2,788.4 $ 3,038.5  $ 2,745.2 $ 2,560.1
   Cost of products sold and
    operating expenses..............    1,909.2   2,014.4    1,779.3   1,745.5
   Operating income (loss)..........       64.4     (17.2)      80.5     (65.3)
   Net income (loss)................       16.4     (52.6)      25.8     (67.7)

   Net income (loss) per share:
    Basic...........................  $    0.18 $   (0.58) $    0.29 $   (0.78)
    Diluted.........................       0.18     (0.58)      0.29     (0.78)

   Weighted average number of shares
    (in thousands):
    Basic...........................     87,284    90,220     89,526    87,180
    Diluted.........................     90,882    90,220     89,760    87,180

In March 1999, the Company expensed $11.0 million of transaction costs associated with the termination of the proposed Diamond 66 joint venture. Also in the first quarter of 1999, the Company realized a gain of $11.3 million from insurance recoveries and retail restructuring reserve reversals.

During the fourth quarter of 1999, the Company recognized:

  . a gain of $97.6 million related to the sale of the Michigan retail, pipeline and terminal operations;

  . a gain of $25.8 million related primarily to the sale or closure of 142 convenience stores;

  . a loss of $138.2 million related to the permanent closure of the Alma Refinery in December 1999; and

  . a gain of $18.4 million from reducing liabilities no longer necessary, primarily for restructuring activities and future environmental clean up obligations.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION

Throughout 1998, the Company recognized $133.4 million of non-cash charges to reduce the carrying value of inventories due to the continuing decline in crude oil and refined product prices. The 1998 quarterly charges were $13.6 million in the first quarter, $12.5 million in the second quarter, $16.1 million in the third quarter, and $91.2 million in the fourth quarter.

In June 1998, the Company recognized:

  . a one-time charge of $131.6 million related to the restructuring of the retail, refining and pipeline operations and support services, and

  . an $11.2 million charge for costs associated with the cancelled Petro-Canada joint venture.

In December 1998, the Company recognized $12.0 million in severance costs associated with the termination of employees related to the Company's corporate restructuring and profit improvement program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under the caption "Election of Directors Proposal" and "Compensation of Executive Officers and Directors" in the Company's Proxy Statement relating to its 2000 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission (the Proxy Statement) is hereby incorporated by reference. See also the information appearing under the caption "Executive Officers of the Registrant" appearing in Part I.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption "Ownership of the Company's Common Stock by Management and Certain Beneficial Owners" in the Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information appearing under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement is hereby incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) (1) and (2)--List of financial statements and financial statement schedules

The following consolidated financial statements of Ultramar Diamond Shamrock Corporation are included under Part II, Item 8:

   Accountants' Report
   Balance Sheets--December 31, 1999 and 1998
   Statements of Operations--Years Ended December 31, 1999, 1998 and 1997 Statements of Stockholders' Equity--Years Ended December 31, 1999, 1998 and 1997
   Statements of Cash Flows--Years Ended December 31, 1999, 1998 and 1997 Statements of Comprehensive Income (Loss)--Years Ended December 31, 1999, 1998 and 1997
   Notes to Consolidated Financial Statements--Years Ended December 31, 1999, 1998 and 1997

All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(B) Reports on Form 8-K

None.

(C) Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission under File No. 1-11154. Where indicated as being filed by Diamond Shamrock, Inc., such filings were filed under File No. 1-9409 unless otherwise indicated.

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 3.1     Certificate of Incorporation dated   Registration Statement on Form S-1
         April 27, 1992, as amended on April  (File No. 33-47586), Exhibit 3.1
         28, 1992
 3.2     Certificate of Merger of Diamond     Registration Statement on Form S-8
         Shamrock, Inc. with and into the     (File No  333-19131), Exhibit 4.2
         Company, amending the Company's
         Articles of Incorporation
 3.3     Certificate of Designations of the   Registration Statement on Form S-8
         Company's 5% Cumulative Convertible  (File No. 333-19131), Exhibit 4.3
         Preferred Stock
 3.4     By-laws dated April 28, 1992         Registration Statement on Form S-1
                                              (File No. 33-47586), Exhibit 3.2
 3.5     Amendment dated July 22, 1993 to By- Annual Report on Form 10-K for the
         laws                                 year ended December 31, 1995,
                                              Exhibit 3.3
 3.6     Amendment dated December 3, 1996 to  Registration Statement on Form S-8
         By-laws                              (File No. 333-19131), Exhibit 4.6
 3.7     Amendment dated March 3, 1999 to     Annual Report on Form 10-K for the
         Bylaws                               year ended December 31, 1998,
                                              Exhibit 3.7
 3.8     Amendment dated February 1, 2000 to  +
         Bylaws
 4.1     Form of Common Stock Certificate     Registration Statement on Form S-8
                                              (File No. 333-19131), Exhibit 4.8
 4.2     See Exhibit 3.1
 4.3     See Exhibit 3.2
 4.4     See Exhibit 3.3
 4.5     See Exhibit 3.4
 4.6     See Exhibit 3.5
 4.7     See Exhibit 3.6
 4.8     See Exhibit 3.7
 4.9     See Exhibit 3.8
 4.10    Form of Indenture between Diamond    Registration Statement on Form S-1
         Shamrock, Inc. and the First         of Diamond Shamrock, Inc. (File
         National Bank of Chicago             No. 33-32024), Exhibit 4.1
 4.11    Form of 9 3/8% Note Due March 1,     Current Report on Form 8-K of
         2001                                 Diamond Shamrock, Inc. dated
                                              February 20, 1991, Exhibit 4.1
 4.12    Forms of Medium Term Notes, Series A Registration Statement on Form S-3
                                              of Diamond Shamrock, Inc. (File
                                              No. 33-58744), Exhibit 4.2

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 4.13    Form of 8% Debenture due April 1,    Current Report on Form 8-K of
         2003                                 Diamond Shamrock, Inc. dated March
                                              22, 1993, Exhibit 4.1
 4.14    Form of 8 3/4% Debenture due June    Current Report on Form 8-K of
         15, 2015                             Diamond Shamrock, Inc. dated
                                              February 6, 1995, Exhibit 4.1
 4.15    Form of 7 1/4% Debenture due June    Current Report on Form 8-K of
         15, 2010                             Diamond Shamrock, Inc. dated June 1,
                                              1995, Exhibit 4.1
 4.16    Form of 7.65% Debenture due July 1,  Current Report on Form 8-K of
         2026                                 Diamond Shamrock, Inc. dated June
                                              20, 1996, Exhibit 4.1
 4.17    Rights Agreement dated June 25, 1992 Registration Statement on Form S-1
         between Ultramar Diamond Shamrock    (File No.33-47586), Exhibit 4.2;
         Corporation and Registrar and        Quarterly Report on Form 10-Q for
         Transfer Company (as successor       the quarter ended September 30,
         rights agent to First City Texas-    1992, Exhibit 4.2; Annual Report on
         Houston, NA)                         Form 10-K for the year ended
         as amended by the First Amendment    December 31, 1994, Exhibit 4.3
         dated October 26, 1992 and the
         Amendment dated May 10, 1994
 4.18    Indenture dated July 6, 1992 among   Quarterly Report on Form 10-Q for
         Ultramar Credit Corporation, as      the quarter ended June 30, 1992,
         issuer, Ultramar Diamond Shamrock    Exhibit 10.6
         Corporation, as guarantor, and First
         City Texas-Houston NA, as trustee,
         relating to the 8 5/8%
         Guaranteed Notes due July 1, 2002
 4.19    Indenture dated March 15, 1994       Current Report on Form 8-K for the
         between Ultramar Diamond Shamrock    quarter ended June 30, 1997, Exhibit
         Corporation, as issuer, and The Bank 4.3
         of New York, as trustee;
         Subordinated Debt Indenture dated
         June 25, 1997 between Ultramar
         Diamond Shamrock Corporation and the
         Bank of New York, as trustee
 4.20    Form of 7.20% Senior Note due        Current Report on Form 8-K dated
         October 15, 2017                     October 8, 1997, Exhibit 4.1
 4.21    Form of 6.75% Senior Note due        Current Report on Form 8-K dated
         October 15, 2037                     October 8, 1997, Exhibit 4.2
 4.22    Form of 7.45% Senior Note due        Current Report on Form 8-K dated
         October 15, 2097                     October 8, 1997, Exhibit 4.3
 10.1    Lease dated April 30, 1970 between   Registration Statement on Form S-1
         Ultramar, Inc. by assignment, and    (File No.33-47586), Exhibit 10.20
         the City of Long Beach
 10.2    Lease dated November 27, 1992        Registration Statement on Form S-1
         between Ultramar Canada, Inc. and    (File No.33-47586), Exhibit 10.27
         the National Harbours Board

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 10.3    Permit No. 306 dated October 1, 1975 Registration Statement on Form S-1 issued by the City of Los Angeles to (File No.33-47586), Exhibit 10.19
         Ultramar, Inc. by assignment
 10.4    Agreement dated April 6, 1977        Registration Statement on Form S-1
         between Atlantic Richfield Company   (File No.33-47586), Exhibit 10.22
         and Ultramar, Inc. by assignment
 10.5    Agreement for Use of Marine Terminal Registration Statement on Form S-1
         and Pipeline dated August 30, 1978   (File No.33-47586), Exhibit 10.21
         between Ultramar, Inc. by
         assignment, Arco Transportation
         Company and Shell Oil Company
 10.6    Warehousing Agreement dated July 1,  Registration Statement on Form S-1
         1984 between Ultramar, Inc., by      (File No.33-47586), Exhibit 10.25
         assignment and GATX Tank Storage
         Terminals Corporation
 10.7    Contract re Charlottetown Terminal   Registration Statement on Form S-1
         dated October 1, 1990 between        (File No.33-47586), Exhibit 10.30
         Ultramar Canada, Inc. and Imperial
         Oil (1)
 10.8    Tax Allocation Agreement dated April Registration Statement on Form S-1
         30, 1992 between Ultramar Diamond    (File No.33-47586), Exhibit 10.2
         Shamrock Corporation, LASMO plc and
         Ultramar America Limited and
         Guarantee of Performance and
         Indemnity to Ultramar Diamond
         Shamrock Corporation by LASMO plc,
         as amended by Amendment No. 1 dated
         May 22, 1992
 10.9    Reorganization Agreement dated as of Quarterly Report on Form 10-Q for
         July 6, 1992 between LASMO plc and   the quarter ended June 30, 1992,
         Ultramar Diamond Shamrock            Exhibit 10.1
         Corporation
 10.10   Ultramar Diamond Shamrock            Registration Statement on Form S-8
         Corporation 1992 Long Term Incentive (File No.33-52148), Exhibit 28;
         Plan dated July 21, 1992, as amended Annual Report on Form 10-K for the by the First Amendment dated January year ended December 31, 1992,
         23, 1993, the Second Amendment dated Exhibit 10.34; Annual Report on Form
         July 21, 1993, the Third Amendment   10-K for the year ended December 31,
         dated March 21, 1994 and the Fourth  1993, Exhibit 10.46; Quarterly
         Amendment dated February 10, 1995    Report on Form 10-Q for the quarter
                                              ended March 31, 1994, Exhibit 10.47;
                                              Quarterly Report on Form 10-Q for
                                              the quarter ended March 31, 1995,
                                              Exhibit 10.50
 10.11   Ultramar Diamond Shamrock            +
         Corporation Annual Incentive Plan
         for 1999
 10.12   Ultramar Diamond Shamrock            Annual Report on Form 10-K for the
         Corporation Restricted Share Plan    year ended December 31, 1992,
         for Directors dated January 26, 1993 Exhibit 10.36
 10.13   Ultramar Diamond Shamrock            Annual Report on Form 10-K for the
         Corporation Supplemental Executive   year ended December 31, 1995,
         Retirement Plan dated July 27, 1994  Exhibit 10.13

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 10.14   Ultramar Diamond Shamrock            Annual Report on Form 10-K for the
         Corporation U.S. Employees           year ended December 31, 1995,
         Retirement Restoration Plan dated    Exhibit 10.14
         July 27, 1994
 10.15   Ultramar Diamond Shamrock            Annual Report on Form 10-K for the
         Corporation U.S. Savings Incentive   year ended December 31, 1995,
         Restoration Plan dated July 27, 1994 Exhibit 10.15
 10.16   Trust Agreement dated April 1985     Registration Statement on Form S-1
         between Ultramar Canada, Inc. and    (File No.33-47586), Exhibit 10.1
         Montreal Trust Company of Canada
 10.17   Employment Agreement dated as of     Registration Statement on Form S-4
         September 22, 1996 between Ultramar  (File No.333-14807), Exhibit 10.1
         Diamond Shamrock Corporation and
         Jean Gaulin
 10.20   Employment Agreements dated as of    +
         October 23, 1996 between Diamond
         Shamrock, Inc. and W. R. Klesse, T.
         J. Fretthold, W. P. Eisman;
         Employment Agreement dated as of
         November 22, 1996 between Diamond
         Shamrock, Inc. and R. S. Beadle
 10.21   Employment Agreement dated as of     +
         November 27, 1996 between Ultramar
         Corporation and Christopher Havens
 10.22   Hydrogen and Steam Supply Agreement  Annual Report on Form 10-K for the
         dated December 22, 1993 between      year ended December 31, 1993,
         Ultramar, Inc. and Air Products and  Exhibit 10.43
         Chemicals, Inc. (1)
 10.23   MTBE Terminaling Agreement dated     Annual Report on Form 10-K for the
         March 3, 1995 between Petro-Diamond  year ended December 31, 1995
         Incorporated and Ultramar, Inc. (1)
 10.24   Confidential Transportation Contract Quarterly Report on Form 10-Q for
         dated May 25, 1995 between Canadian  the quarter ended June 30, 1995,
         National Railway Company and         Exhibit 10.52
         Ultramar Canada, Inc. (1)
 10.25   Deferred Compensation Plan for       Annual Report on Form 10-K of
         executives and directors of Diamond  Diamond Shamrock, Inc. for the year
         Shamrock, Inc. amended and restated  ended December 31, 1988, Exhibit
         as of January 1, 1989                10.13
 10.26   Supplemental Executive Retirement    Registration Statement on Form 10 of
         Plan of Diamond Shamrock, Inc. (the  Diamond Shamrock Inc., Exhibit 10.16
         DS SERP)
 10.27   First Amendment to the DS SERP       Registration Statement on Form S-1
                                              of Diamond Shamrock, Inc. (File
                                              No.33-21991)
                                              (DS S-1), Exhibit 10.21

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 10.28   Second Amendment to the DS SERP      Annual Report on Form 10-K of
                                              Diamond Shamrock, Inc. for the year
                                              ended December 31, 1989, Exhibit
                                              10.21
 10.29   Excess Benefits Plan of Diamond      Quarterly Report on Form 10-Q of
         Shamrock, Inc.                       Diamond Shamrock, Inc. for the
                                              quarter ended June 30, 1987, Exhibit
                                              19.5
 10.30   1987 Long-Term Incentive Plan of     Registration Statement on Form S-8
         Diamond Shamrock, Inc.               of Diamond Shamrock, Inc. (File
                                              No.33-15268),
                                              Annex A-1
 10.31   Form of Disability Benefit Agreement DS S-1, Exhibit 10.21
         between Diamond Shamrock, Inc. and
         certain of its executive officers
 10.32   Form of Supplemental Death Benefit   Quarterly Report on Form 10-Q of
         Agreement between Diamond Shamrock,  Diamond Shamrock, Inc. for the
         Inc. and certain of its executive    quarter ended June 30, 1987, Exhibit
         officers                             19.9
 10.33   Diamond Shamrock, Inc. Long-Term     Quarterly Report on Form 10-Q of
         Incentive Plan as amended and        Diamond Shamrock, Inc. for the
         restated as of August 15, 1996       quarter ended September 30, 1996 (DS
                                              1996 Form 10-Q), Exhibit 10.9
 10.34   Diamond Shamrock, Inc. Long-Term     Quarterly Report on Form 10-Q of
         Incentive Plan as amended and        Diamond Shamrock, Inc. for the
         restated as of May 5, 1992           quarter ended June 30, 1992, Exhibit
                                              19.1
 10.35   Form of Employee Stock Purchase Loan Quarterly Report on Form 10-Q of
         Agreement between Diamond Shamrock,  Diamond Shamrock, Inc. for the
         Inc. and certain of its executive    quarter ended June 30, 1992, Exhibit
         officers and employees amended and   19.2
         restated as of May 26, 1992
 10.36   Form of Excess benefit plan between  Annual Report on Form 10-K of
         Diamond Shamrock, Inc. and certain   Diamond Shamrock, Inc. for the year
         officers amended and restated as of  ended December 31, 1992 (DS 1992 10-
         December 1, 1992                     K),
                                              Exhibit 10.49
 10.37   Form of Disability Benefit Agreement DS 1992 10-K, Exhibit 10.50
         between Diamond Shamrock, Inc. and
         certain officers amended and
         restated as of January 1, 1993
 10.38   Form of Deferred Compensation Plan   DS 1992 10-K, Exhibit 10.51
         between Diamond Shamrock, Inc. and
         certain directors, officers and
         other employees amended and restated
         as of January 1, 1993
 10.39   Diamond Shamrock, Inc. Nonqualified  Registration Statement on Form S-8
         401(k) Plan                          of Diamond Shamrock, Inc. (File
                                              No.33-64645),
                                              Exhibit 4.1
 10.40   Amendment to Diamond Shamrock, Inc.  DS 1996 Form 10-Q
         Supplemental Executive Retirement
         Plan, July 22, 1996

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 10.41   Amendment to Diamond Shamrock, Inc.  DS 1996 Form 10-Q
         Disability Benefit Agreement July
         22, 1996
 10.42   Amendment to Diamond Shamrock, Inc.  DS 1996 Form 10-Q
         Supplemental Death Benefit Agreement
         July 22, 1996
 10.43   Amendment to Diamond Shamrock, Inc.  DS 1996 Form 10-Q
         Excess Benefits Plan July 22, 1996
 10.44   Amendment to Diamond Shamrock, Inc.  DS 1996 Form 10-Q
         Long-Term Incentive Plan July 22,
         1996
 10.45   Credit Agreement dated July 23, 1997 Quarterly Report on Form 10-Q for
         in the amount of $700,000,000        the quarter ended June 30, 1997,
         between the Company, Morgan Guaranty Exhibit 10.1
         Trust Company of New York and
         certain other banks
 10.46   Credit Agreement dated December 19,  Annual Report on Form 10-K for the
         1996 in the amount of CND            year ended December 31, 1996,
         $200,000,000 between the Company,    Exhibit 10.50
         Canadian Ultramar Company, Canadian
         Imperial Bank of Commerce and
         certain other banks
 10.47   Amendment No. 1 to Credit Agreement  Annual Report on Form 10-K for the
         described in Exhibit 10.50           year ended December 31, 1996,
                                              Exhibit 10.51
 10.48   Amended and Restated Lease Agreement Annual Report on Form 10-K for the
         dated December 19, 1996 among        year ended December 31, 1996,
         Jamestown Funding L.P., Ultramar,    Exhibit 10.52
         Inc., Ultramar Energy, Inc., Diamond
         Shamrock Leasing, Inc., Diamond
         Shamrock Arizona, Inc. and Diamond
         Shamrock Refining and Marketing
         Company
 10.49   Amended and Restated Ground Lease    Annual Report on Form 10-K for the
         Agreement dated December 19, 1996    year ended December 31, 1996,
         between Brazos River Leasing L.P.    Exhibit 10.53
         and Diamond Shamrock Refining and
         Marketing Company
 10.50   Amended and Restated Facilities      Annual Report on Form 10-K for the
         Lease Agreement dated December 19,   year ended December 31, 1996,
         1996 between Brazos River Leasing,   Exhibit 10.54
         L.P. and Diamond Shamrock Refining
         and Marketing Company
 10.51   Ultramar Diamond Shamrock            Registration Statement on Form S-4
         Corporation 1996 Long-Term Incentive (File No. 333-14807), Exhibit 10.2
         Plan
 10.52   Relocation Agreement between the     Annual Report on Form 10-K for the
         Company and H. Pete Smith dated as   year ended December 31, 1997,
         of December 2, 1996                  Exhibit 10.57

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 10.53   First Amendment to Employment        Annual Report on Form 10-K for the
         Agreement between H. Pete Smith and  year ended December 31, 1997,
         the Company effective December 3,    Exhibit 10.58
         1996
 10.54   Agreement between the Company and H. Annual Report on Form 10-K for the
         Pete Smith dated effective March 3,  year ended December 31, 1997,
         1998, amending Mr. Smith's           Exhibit 10.59
         Employment Agreement dated as of
         November 25, 1996, and Mr. Smith's
         Relocation Agreement dated as of
         December 2, 1996
 10.55   Ultramar Diamond Shamrock            Registration Statement on Form S-8
         Corporation Non-Employee Director    (No. 333-27697), Exhibit 4.1
         Plan
 10.56   Ultramar Diamond Shamrock            +
         Corporation Non-Employee Director
         Plan, as amended effective January
         1, 2000
 10.57   Amendment No. 1 to Credit Agreement  Annual Report on Form 10-K for the
         described in Exhibit 10.48 dated     year ended December 31, 1998,
         December 31, 1998                    Exhibit 10.60
 10.58   Amending Agreement relating to       Annual Report on Form 10-K for the
         Credit Agreement described in        year ended December 31, 1998,
         Exhibit 10.50 dated November 7, 1997 Exhibit 10.61
 10.59   Amendment No. 3 relating to Credit   Annual Report on Form 10-K for the
         Agreement described in Exhibit 10.50 year ended December 31, 1998,
         dated December 31, 1998              Exhibit 10.62
 10.60   Form of Employee Stock Purchase Loan +
         Program Promissory Note between
         Ultramar Diamond Shamrock
         Corporation and certain of its
         executive officers and employees
 10.61   Ultramar Diamond Shamrock            +
         Corporation Employee Benefits Trust
         Agreement dated November 9, 1999
 10.62   Performance Support Agreement dated  Quarterly Report on Form 10-Q for
         March 29, 1999 among Ultramar        quarter ended March 31, 1999,
         Diamond Shamrock Corporation, Asset  Exhibit 10.1
         Securitization Cooperative
         Corporation (ASCC)
         and Canadian Imperial Bank of
         Commerce (CIBC).
 10.63   Credit Card Receivables Purchase     Quarterly Report on Form 10-Q for
         Agreement dated March 20, 1999 among quarter ended March 31, 1999,
         Coyote Funding, L.L.C. (Coyote),     Exhibit 10.2
         Diamond Shamrock Refining and
         Marketing Company (DSRMC), ASCC, and
         CIBC.
 10.64   Trade Receivables Purchase Agreement Quarterly Report on Form 10-Q for
         dated March 29, 1999 among Coyote,   quarter ended March 31, 1999,
         DSRMC, ASCC, and CIBC                Exhibit 10.3

Exhibit                                            Incorporated by Reference
Number               Description                   to the Following Documents
-------              -----------                   --------------------------
 21      Subsidiaries                         +
 23.1    Consent of Arthur Andersen LLP       +
 24.1    Power of Attorney of Officers and    +
         Directors
 24.2    Power of Attorney of the Company     +
 27      Financial Data Schedule              +

--------
 + Filed herewith.
(1) Contains material for which confidential treatment has been granted pursuant to Rule 406 under the Securities Exchange Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This material has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of March 14, 2000.

                                          Ultramar Diamond Shamrock
                                          Corporation

                                                    /s/ Jean R. Gaulin
                                          By: _________________________________
                                                       Jean R. Gaulin
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 14, 2000 by the following persons in the capacities indicated.

              Signature                                     Title
              ---------                                     -----

        /s/ Jean R. Gaulin             President, Chief Executive Officer and
______________________________________  Chairman of the Board of Directors
            Jean R. Gaulin              (Principal Executive Officer)

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

              /s/ *                    Director
______________________________________
            E. Glenn Biggs

              /s/ *                    Director
______________________________________
            W. E. Bradford

              /s/ *                    Director
______________________________________
         H. Fredrick Christie

              /s/ *                    Director
______________________________________
             W. H. Clark

              /s/ *                    Director
______________________________________
           Russel H. Herman

              /s/ *                    Director
______________________________________
              Bob Marbut

              /s/ *                    Director
______________________________________
         Katherine D. Ortega

              /s/ *                    Director
______________________________________
       Madeleine Saint-Jacques

              /s/ *                    Director
______________________________________
          C. Barry Schaefer


         /s/ H. Pete Smith          Attorney-in-Fact
*By: ____________________________
           H. Pete Smith