Form 10-Q
period 2000-03-31
ULTRAMAR DIAMOND SHAMROCK CORP
filed 2000-05-15
CIK 887207

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000


                         Commission File Number 1-11154


                         -------------------------------


                      ULTRAMAR DIAMOND SHAMROCK CORPORATION

              Incorporated under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 13-3663331

                            6000 North Loop 1604 West
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000


                         -------------------------------


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

As of April 28, 2000, 86,751,000 shares of Common Stock, $0.01 par value, were outstanding and the aggregate market value of such stock was $2,147,075,000.


================================================================================

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----
                                                PART I - FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999......................       3

                 Consolidated Statements of Income
                     for the Three Months Ended March 31, 2000 and 1999......................................       4

                 Consolidated Statements of Cash Flows
                     for the Three Months Ended March 31, 2000 and 1999......................................       5

                 Consolidated Statements of Comprehensive Income
                     for the Three Months Ended March 31, 2000 and 1999......................................       6

                 Notes to Consolidated Financial Statements..................................................       7

  Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...................................................................      11

  Item 3.        Quantitative and Qualitative Disclosures About Market Risk..................................      19

                                                 PART II - OTHER INFORMATION

  Item 1.        Legal Proceedings...........................................................................      23

  Item 4.        Submission of Matters to a Vote of Security Holders.........................................      23

  Item 6.        Exhibits and Reports on Form 8-K............................................................      24

                 SIGNATURE...................................................................................      25

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                                 MARCH 31,   DECEMBER 31,
                                                                   2000         1999
                                                                 --------    ------------
                                                                (unaudited)
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...............................     $   96.3      $   92.8
   Accounts and notes receivable, net ......................        838.1         616.5
   Inventories .............................................        608.4         556.8
   Prepaid expenses and other current assets ...............         21.8          20.3
   Deferred income taxes ...................................        110.3         110.4
                                                                 --------      --------
      TOTAL CURRENT ASSETS .................................      1,674.9       1,396.8
                                                                 --------      --------

Property, plant and equipment ..............................      4,369.8       4,345.8
Less accumulated depreciation and amortization .............     (1,361.0)     (1,315.9)
                                                                 --------      --------
   Property, plant and equipment, net ......................      3,008.8       3,029.9
Other assets, net ..........................................        498.7         509.3
                                                                 --------      --------
      TOTAL ASSETS .........................................     $5,182.4      $4,936.0
                                                                 ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt .....     $   14.6      $   14.0
   Accounts payable ........................................        630.8         489.2
   Accrued liabilities .....................................        344.0         392.4
   Taxes other than income taxes ...........................        210.3         293.8
   Income taxes payable ....................................         32.9          68.7
                                                                 --------      --------
      TOTAL CURRENT LIABILITIES ............................      1,232.6       1,258.1
                                                                 --------      --------

Long-term debt, less current portion .......................      1,532.0       1,327.6
Other long-term liabilities ................................        367.2         372.8
Deferred income taxes ......................................        313.6         284.2
Commitments and contingencies

Company obligated preferred stock of subsidiary ............        200.0         200.0

STOCKHOLDERS' EQUITY:
   Common Stock, par value $0.01 per share:
     250,000,000 shares authorized, 86,878,000 and
     86,700,000 shares issued and outstanding as of
     March 31, 2000 and December 31, 1999 ..................          0.9           0.9
   Additional paid-in capital ..............................      1,513.1       1,516.3
   Treasury stock ..........................................         (1.0)         (0.7)
   Grantor trust stock ownership program ...................        (96.1)       (100.0)
   Retained earnings .......................................        205.6         160.4
   Accumulated other comprehensive loss ....................        (85.5)        (83.6)
                                                                 --------      --------
      TOTAL STOCKHOLDERS' EQUITY ...........................      1,537.0       1,493.3
                                                                 --------      --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........     $5,182.4      $4,936.0
                                                                 ========      ========


          See accompanying notes to consolidated financial statements.

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
           (unaudited, in millions, except share and per share data)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                     2000            1999
                                                                 -----------      -----------
SALES AND OTHER REVENUES ...................................     $   3,639.4      $   2,720.2
                                                                 -----------      -----------

OPERATING COSTS AND EXPENSES:
   Cost of products sold ...................................         2,461.1          1,553.4
   Operating expenses ......................................           231.7            249.1
   Selling, general and administrative expenses ............            74.6             75.6
   Taxes other than income taxes ...........................           671.5            712.6
   Depreciation and amortization ...........................            62.1             57.2
   Restructuring and other expenses, net ...................            (0.7)             7.4
                                                                 -----------      -----------
      TOTAL OPERATING COSTS AND EXPENSES ...................         3,500.3          2,655.3
                                                                 -----------      -----------

OPERATING INCOME ...........................................           139.1             64.9
  Interest income ..........................................             2.9              2.9
  Interest expense .........................................           (29.5)           (38.6)
  Equity income from joint ventures ........................             6.2              2.1
                                                                 -----------      -----------

INCOME BEFORE INCOME TAXES AND DIVIDENDS OF SUBSIDIARY .....           118.7             31.3
  Provision for income taxes ...............................            47.0             12.7
  Dividends on preferred stock of subsidiary ...............             2.6              2.6
                                                                 -----------      -----------
NET INCOME .................................................     $      69.1      $      16.0
                                                                 ===========      ===========

NET INCOME PER SHARE:
   Basic ...................................................     $      0.80      $      0.18
   Diluted .................................................     $      0.80      $      0.18

WEIGHTED AVERAGE NUMBER OF SHARES (IN THOUSANDS):
   Basic ...................................................          86,713           86,557
   Diluted .................................................          86,814           86,643

DIVIDENDS PER COMMON SHARE .................................     $     0.275      $     0.275


          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in millions)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             2000          1999
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................     $   69.1      $   16.0
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
   Depreciation and amortization .....................................         62.1          57.2
   Provision for losses on receivables ...............................          3.2           1.7
   Equity income from joint ventures .................................         (6.2)         (2.1)
   Loss (gain) on sale of property, plant and equipment ..............         (0.7)          0.1
   Deferred income tax provision .....................................         29.7           6.0
   Other, net ........................................................          0.6           1.0
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts and notes receivable ............       (220.6)        249.3
     Decrease (increase) in inventories ..............................        (52.3)         56.8
     Decrease (increase) in prepaid expenses and
       other current assets ..........................................         (2.0)          2.7
     Decrease in accounts payable and other current liabilities ......        (25.4)       (195.4)
Decrease (increase) in other long-term assets ........................          0.1          (8.8)
Decrease in other long-term liabilities ..............................         (5.6)        (13.0)
                                                                           --------      --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........       (148.0)        171.5
                                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ................................................        (26.6)        (35.3)
 Deferred refinery maintenance turnaround costs ......................         (8.7)        (18.3)
 Proceeds from sales of property, plant and equipment ................          5.0           2.2
                                                                           --------      --------
       NET CASH USED IN INVESTING ACTIVITIES .........................        (30.3)        (51.4)
                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in commercial paper and short-term borrowings ............        207.2        (162.6)
 Repayment of long-term debt .........................................         (2.2)         (2.7)
 Payment of cash dividends ...........................................        (23.9)        (23.8)
 Other, net ..........................................................          0.7           0.1
                                                                           --------      --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........        181.8        (189.0)
                                                                           --------      --------

Effect of exchange rate changes on cash ..............................           --           1.2
                                                                           --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................          3.5         (67.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................         92.8         176.1
                                                                           --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................     $   96.3      $  108.4
                                                                           ========      ========


          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in millions)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             2000          1999
                                                                           --------      --------
NET INCOME ...........................................................     $   69.1      $   16.0

Other comprehensive income (loss):
   Foreign currency translation adjustment ...........................         (1.9)          7.2
   Minimum pension liability adjustment, net of income tax benefit ...           --          (1.1)
                                                                           --------      --------

COMPREHENSIVE INCOME .................................................     $   67.2      $   22.1
                                                                           ========      ========


          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Ultramar Diamond Shamrock Corporation (the Company) in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The results of operations may be affected by seasonal factors, such as the demand for refined products and working capital requirements in the Northeast System, which vary significantly during the year; or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

NOTE 2: INVENTORIES

Inventories consisted of the following:


                                                                           MARCH 31,   DECEMBER 31,
                                                                             2000         1999
                                                                           --------    -----------
                                                                               (in millions)
Crude oil and other feedstocks .......................................     $  184.5      $  155.4
Refined and other finished products and convenience store items ......        365.9         346.9
Materials and supplies ...............................................         58.0          54.5
                                                                           --------      --------

     TOTAL INVENTORIES ...............................................     $  608.4      $  556.8
                                                                           ========      ========

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 3: COMPUTATION OF NET INCOME PER SHARE

Basic net income per share is calculated as net income divided by the weighted average number of common shares outstanding. Diluted net income per share assumes, when dilutive, issuance of the net incremental shares from stock options and restricted shares. The following table reconciles the net income amounts and share numbers used in the computation of net income per share.

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                         2000          1999
                                                                     ----------     ----------
                                                                (in millions, except per share data)
BASIC NET INCOME PER SHARE:
Weighted average common shares outstanding (in thousands) ......         86,713         86,557
                                                                     ==========     ==========

Net income applicable to Common Stock ..........................     $     69.1     $     16.0
                                                                     ==========     ==========

Basic net income per share .....................................     $     0.80     $     0.18
                                                                     ==========     ==========

DILUTED NET INCOME PER SHARE:
Weighted average common shares outstanding (in thousands) ......         86,713         86,557

Net effect of dilutive stock options based on the treasury stock
     method using the average market price .....................            101             86
                                                                     ----------     ----------

Weighted average common equivalent shares ......................         86,814         86,643
                                                                     ==========     ==========

Net income .....................................................     $     69.1     $     16.0
                                                                     ==========     ==========

Diluted net income per share ...................................     $     0.80     $     0.18
                                                                     ==========     ==========


NOTE 4: RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses consisted of the following:

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         2000          1999
                                                       --------      --------
                                                           (in millions)
Gain on sale of property, plant and equipment ....     $   (0.7)     $     --
Transaction costs related to the terminated
  Diamond 66 joint venture .......................           --          11.0
Restructuring reserve reductions .................           --          (3.6)
                                                       --------      --------

     Restructuring and other expenses, net .......     $   (0.7)     $    7.4
                                                       ========      ========

In March 1999, the Company and Phillips Petroleum Company terminated discussions related to the formation of a proposed joint venture (Diamond 66) between the two companies. During the first quarter of 1999, the Company expensed $11.0 million of transaction costs related to the formation of Diamond 66.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


In June 1998, the Company adopted a three-year restructuring plan to reduce its retail cost structure by eliminating 251 positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores. In addition, the Company restructured certain pipeline and terminal operations and support infrastructure resulting in the elimination of 62 positions. During the three months ended March 31, 2000, nine convenience stores were sold or closed and six employees were terminated under the retail and pipeline and terminal restructuring plans. From June 1998 through December 1999, 227 convenience stores were sold or closed and 235 retail employees and 62 pipeline and terminal employees were terminated.

Changes in accrued restructuring costs for the quarter ended March 31, 2000 were as follows:


                                   BALANCE AT                          BALANCE AT
                                DECEMBER 31, 1999     PAYMENTS       MARCH 31, 2000
                                -----------------     --------       --------------
                                                   (in millions)
Severance and related costs         $    5.1          $   (1.2)         $    3.9
Lease buyout costs                       6.0                --               6.0
Fuel system removal costs                2.5              (0.1)              2.4
                                    --------          --------          --------
                                    $   13.6          $   (1.3)         $   12.3
                                    ========          ========          ========

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

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                     PETROCHEMICAL/
                                             REFINING      RETAIL        NGL          CORPORATE      TOTAL
                                             --------      ------    -------------    ---------      -----
                                                                     (in millions)
THREE MONTHS ENDED MARCH 31, 2000:
   Sales and other revenues from
      external customers ...............     $2,449.2     $1,150.1     $   40.1       $     --      $3,639.4
   Intersegment sales ..................        791.3           --          1.4             --         792.7
   EBITDA ..............................        166.1         59.1          8.9          (26.7)        207.4
   Depreciation and amortization .......         41.0         18.2          0.2            2.7          62.1
   Operating income (loss) .............        125.1         40.9          2.5          (29.4)        139.1
   Total assets ........................      3,510.5      1,257.5        159.5          254.9       5,182.4

THREE MONTHS ENDED MARCH 31, 1999:
   Sales and other revenues from
      external customers ...............     $1,429.7     $1,266.0     $   24.5       $     --      $2,720.2
   Intersegment sales ..................        488.2          2.1           --             --         490.3
   EBITDA ..............................        110.4         52.9          2.5          (41.6)        124.2
   Depreciation and amortization .......         39.9         16.2          0.3            0.8          57.2
   Operating income (loss) .............         70.5         36.7          0.1          (42.4)         64.9
   Total assets ........................      3,458.2      1,265.7        167.6           71.9       4,963.4

The following summarizes the reconciliation of reportable segment operating income to consolidated operating income:

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              2000          1999
                                                            --------      --------
                                                                 (in millions)
OPERATING INCOME:
  Total operating income for reportable segments ......     $  168.4      $  107.3
  Other income (loss) .................................        (29.3)        (42.4)
                                                            --------      --------
     Consolidated operating income ....................     $  139.1      $   64.9
                                                            ========      ========

NOTE 7: SUBSEQUENT EVENTS

On April 10, 2000, the Company signed a seven-year agreement with Sonatrach, the Algerian national oil company, to supply the Company's Quebec Refinery with an additional 35,000 barrels per day of light, low-sulfur crude oil. This additional supply of crude oil is expected to begin arriving by mid-2001.

On May 2, 2000, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on June 1, 2000 to holders of record on May 18, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Ultramar Diamond Shamrock Corporation (the Company) is a leading independent refiner and marketer of high-quality refined products and convenience store merchandise in the central and southwest regions of the United States (the US System), and the northeast United States and eastern Canada (the Northeast System). Its operations consist of six refineries with a combined throughput capacity of 649,000 barrels per day, approximately 5,000 convenience stores, pipelines, a home heating oil business, and related petrochemical operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Financial and operating data by geographic area for the three months ended March 31, 2000 and 1999 are as follows:

FINANCIAL DATA:

                                                                    THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------------------------------------------------
                                                             2000                                   1999
                                             -----------------------------------      ----------------------------------
                                                US        NORTHEAST       TOTAL          US       NORTHEAST      TOTAL
                                             --------      --------     --------      --------     --------     --------
                                                                            (in millions)
Sales and other revenues ...............     $2,605.1      $1,034.3     $3,639.4      $2,146.0     $  574.2     $2,720.2
Cost of products sold ..................      1,746.9         714.2      2,461.1       1,245.4        308.0      1,553.4
Operating expenses(1) ..................        207.5          24.2        231.7         227.5         21.6        249.1
Selling, general and
  administrative expenses ..............         32.2          42.4         74.6          37.0         38.6         75.6
Taxes other than income taxes(2) .......        488.7         182.8        671.5         543.4        169.2        712.6
Depreciation and amortization ..........         51.1          11.0         62.1          47.9          9.3         57.2
Restructuring and other expenses(3) ....         (0.8)          0.1         (0.7)          7.4           --          7.4
                                             --------      --------     --------      --------     --------     --------
Operating income .......................     $   79.5      $   59.6        139.1      $   37.4     $   27.5         64.9
                                             ========      ========                   ========     ========
Interest income ........................                                     2.9                                     2.9
Interest expense .......................                                   (29.5)                                  (38.6)
Equity income from joint ventures ......                                     6.2                                     2.1
                                                                        --------                                --------
Income before income taxes and dividends
  of subsidiary ........................                                   118.7                                    31.3
Provision for income taxes .............                                    47.0                                    12.7
Dividends on subsidiary stock ..........                                     2.6                                     2.6
                                                                        --------                                --------
Net income .............................                                $   69.1                                $   16.0
                                                                        ========                                ========

(1)Operating expenses in the US System decreased due to lower retail operating expenses as a result of the sale of 416 convenience stores during 1999 and the closure of the Alma Refinery in December 1999.

(2)Taxes other than income taxes decreased in the US System as sales volumes declined from 1999 levels (see note 1 above). Taxes other than income taxes for the Northeast System increased in conjunction with the increased fuel sales volume especially in the motorist and home heating oil businesses.

(3)In March 1999, the Company expensed $11.0 million of transaction costs associated with the termination of the proposed Diamond 66 joint venture.

OPERATING DATA:

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           2000             1999
                                                       -----------      -----------
US SYSTEM

   Mid-Continent Refineries(1):
        Throughput (barrels per day) .............         353,000          390,600
        Margin ($/barrel) ........................     $      4.73      $      3.27
        Operating cost ($/barrel) ................     $      1.92      $      1.87

   Wilmington Refinery:
        Throughput (barrels per day) .............         142,200          131,800
        Margin ($/barrel) ........................     $      5.86      $      5.53
        Operating cost ($/barrel) ................     $      1.65      $      1.70

   Retail:
        Fuel volume (barrels per day) ............         152,900          170,900
        Fuel margin (cents per gallon) ...........             8.5             10.9
        Merchandise sales ($1,000/day) ...........     $     2,768      $     3,307
        Merchandise margin (%) ...................            28.2%            26.6%


NORTHEAST SYSTEM

   Quebec Refinery:
        Throughput (barrels per day) .............         162,600          158,200
        Margin ($/barrel) ........................     $      4.98      $      1.68
        Operating cost ($/per barrel) ............     $      0.87      $      0.86

   Retail:
        Fuel volume (barrels per day) ............          77,900           73,500
        Overall margin (cents per gallon)(2) .....            23.8             25.8

(1)In December 1999, the Alma Refinery was permanently shutdown and ceased operations. Excluding the Alma Refinery operations from the Mid-Continent Refineries' first quarter 1999 amounts would have resulted in the following:

        Throughput (barrels per day) ..................340,400
        Margin ($/barrel)...............................$ 3.26
        Operating cost ($/barrel).......................$ 1.76

(2)Retail overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

GENERAL

Net income for the quarter ended March 31, 2000, was $69.1 million as compared to $16.0 million for the quarter ended March 31, 1999. On a per share basis, basic and diluted net income per share for the first quarter of 2000 and 1999 was $0.80 per share and $0.18 per share, respectively.

US SYSTEM

Sales and other revenues in the US system increased $459.1 million or 21.4 % to $2,605.1 million in the first quarter of 2000 as compared to the first quarter of 1999 as a result of higher refined product sales prices. Sales volumes in the US refining operations declined 14% due to the closure of the Alma Refinery in December 1999, and sales volumes in the US retail operations declined 10% due to the sale of 416 convenience stores during 1999.

The US System had operating income of $79.5 million for the first quarter of 2000 as compared to $37.4 million for the first quarter of 1999. The increase in operating income was primarily due to improved refinery margins and lower operating expenses.

During the first quarter of 2000, refining margins improved dramatically from the first quarter of 1999, when refining margins reached ten year lows, except on the West Coast. Refining margins have improved since 1999 due to the steady decline in crude oil and refined product inventories as a result of crude oil producers limiting production.

The Mid-Continent refining margin increased $1.46 per barrel, or 44.6%, to $4.73 per barrel as all three Mid-Continent Refineries operated at high throughput levels when wholesale gasoline and distillate prices climbed to four-year highs. The decrease in refining throughput for the Mid-Continent Refineries from 390,600 barrels per day in the first quarter of 1999 to 353,000 barrels per day in the first quarter of 2000 was due to the permanent shutdown of the Alma Refinery in December 1999. During the first quarter of 1999, the Alma Refinery contributed approximately 50,200 barrels per day of throughput.

The Wilmington Refinery margin improved 6.0% from $5.53 per barrel in 1999 to $5.86 per barrel in 2000 as the Company benefited from increased demand and maintenance turnarounds at competitor refineries during the first quarter of 2000. In addition, throughput at the Wilmington Refinery increased 7.9% to 142,200 barrels per day from 131,800 barrels per day in 1999.

The US retail operations continued to be impacted negatively by the sharp increase in wholesale gasoline prices, which increased faster than retail pump prices. As a result, the retail fuel margin declined from 10.9 cents per gallon in 1999 to 8.5 cents per gallon in 2000. Beginning in late March, retail fuel margins began to recover as wholesale gasoline prices started to decline and retail pump prices remained stable. Partially offsetting the negative 2000 fuel margin was the increase in the merchandise margin from 26.6% in 1999 to 28.2% in 2000. Also positively impacting the US retail operations were increases in merchandise sales per store and fuel volumes per store as a result of selling less profitable convenience stores during 1999. On a same store basis, merchandise sales increased 5% and fuel volumes increased 12%.

Selling, general and administrative expenses for the first quarter of 2000 were $4.8 million lower than in the first quarter of 1999 due to lower selling expenses as a result of selling 416 convenience stores during 1999.

Restructuring and other expenses for the three months ended March 31, 1999 included $11.0 million of transaction costs associated with the termination of the proposed Diamond 66 joint venture and $3.6 million of restructuring reserve reductions.

NORTHEAST SYSTEM

Sales and other revenues in the Northeast System increased $460.1 million from $574.2 million in the first quarter of 1999 to $1,034.3 million in the first quarter of 2000. The increase in sales was due to higher selling prices of refined products as a result of higher crude oil prices compared to 1999 coupled with a 2.5% increase in sales volume.

Refining throughput for the first quarter of 2000 increased 4,400 barrels per day over the first quarter of 1999. The refinery margins improved significantly during the first quarter of 2000 as compared to the first quarter of 1999 due to reduced industry inventory levels and increased demand.

Retail operations benefited from a 6.0% increase in fuel volumes as a result of site upgrades at motorist business locations. The overall retail margin declined to 23.8 cents per gallon in 2000 as the increased sales were generated from the motorist business which has a lower margin as compared to the home heating oil business.

Selling, general and administrative expenses for the first quarter of 2000 increased $3.8 million over the first quarter of 1999 due to higher selling expenses incurred to support the higher sales volume, especially in the home heating oil and motorist businesses.

CORPORATE

Interest expense of $29.5 million in the first quarter of 2000 was $9.1 million lower than in the corresponding quarter of 1999 due to the repayment of $602.8 million of debt during 1999.

The consolidated income tax provisions for the first quarter of 2000 and 1999 were based upon the Company's estimated effective income tax rates for the years ending December 31, 2000 and 1999 of 39.6% and 41.7%, respectively. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.


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

Industry-wide refining margins during the first quarter of 2000 increased by 70% from year-ago levels due to lower crude oil and refined product inventories coupled with increased demand and competitor refinery outages and maintenance problems. Higher distillate demand, especially for home heating oil, was due mainly to an acquisition which occurred in late 1999. Also, gasoline demand was higher for the first quarter of 2000 than 1999. Lower production helped draw inventory levels in the United States to near four-year lows. While refining margins moved higher, retail fuel margins eroded as retail pump prices could not keep pace with the escalation in wholesale prices. In March 2000, OPEC announced an increase in crude oil production of just under two million barrels per day. In response to this announcement, crude oil prices fell and subsequently so did wholesale prices. Retail pump prices toward the end of the first quarter of 2000 and into April 2000 remained stable resulting in improved retail margins.

Operating results early in the second quarter of 2000 have continued at the strong levels experienced in March 2000. Continued strong industry fundamentals are keeping refining margins above average first quarter levels as the industry moves into the summer driving season. Low gasoline inventories and strong demand are helping to stabilize refined product prices, and both refining and retail margins should show improvements when compared to the second quarter of 1999. In addition, per store volumes for both fuel and merchandise are trending higher than last year.

The Company is on track to achieve the targeted $100.0 million of EBIT improvements for 2000. These improvements include continued expense reductions, yield and volume improvements in refining, increased merchandise contributions from retail, and revenue benefits resulting from capital spending. The improvements are expected to help the Company achieve its goal of increasing return on capital employed (ROCE) in a "low-margin" environment.

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

During the quarter ended March 31, 2000, capital expenditures totaled $26.6 million of which $12.9 million related to maintenance expenditures and $13.7 million related to growth opportunity expenditures. Approximately $6.4 million and $4.4 million of costs have been incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the quarter ended March 31, 2000, the Company also incurred $8.7 million in refinery maintenance turnaround costs primarily at the Three Rivers and McKee Refineries.

The Company plans to invest $40.0 million to expand its Quebec Refinery from 160,000 barrels per day to 190,000 barrels per day to meet the growing demand in eastern Canada. The expansion, which is still subject to permitting approvals, is expected to further reduce operating and feedstock costs. The project is included in the capital expenditures budget for 2000 and is slated for completion in the latter part of 2001.

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


LIQUIDITY AND CAPITAL RESOURCES

FINANCING

As of March 31, 2000, the Company had cash and cash equivalents of $96.3 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of March 31, 2000, the Company had borrowing capacity of approximately $663.5 million remaining under its committed bank facilities and commercial paper program and had approximately $602.5 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The Company also has $75.7 million available pursuant to committed lease facilities aggregating $355.0 million under which the lessors will construct or acquire and lease convenience stores to the Company.

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

Effective March 29, 1999, the Company established a revolving accounts receivable securitization facility (Securitization Facility) which provides the Company with the ability to sell up to $250.0 million of accounts receivable on an ongoing basis. In connection with the Securitization Facility, the Company sells, on a revolving basis, an undivided interest in certain of its trade and credit card receivables. The proceeds from the sale of accounts receivable, which totaled $237.6 million during 1999, were used to reduce the Company's outstanding indebtedness under its commercial paper program. At December 31, 1999 and March 31, 2000, the balance of receivables sold was $39.8 million. The remaining availability under the Securitization Facility can be used should the Company decide to sell additional receivables in the future.

As an alternative financing vehicle, the Company is considering the formation of a master limited partnership (MLP), which would operate most of the Company's pipeline and terminal assets. A wholly-owned subsidiary of the Company would be the general partner of the MLP and operate the assets on its behalf. It is contemplated that the MLP, through an initial public offering, would sell limited partnership units to the public representing a minority of the ownership interest. Management expects to form the MLP and complete the initial public offering during the second half of 2000, subject to approval by the Board of Directors, acceptable market conditions and other considerations.

EQUITY

On May 2, 2000, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on June 1, 2000 to holders of record on May 18, 2000.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000

During the first quarter ended March 31, 2000, the Company's cash position increased $3.5 million to $96.3 million. Net cash used in operating activities was $148.0 million due to an increased investment in accounts and notes receivable of $220.6 million resulting primarily from higher product prices in the first quarter of 2000.

Net cash used in investing activities during the quarter ended March 31, 2000 totaled $30.3 million which included $26.6 million for capital expenditures and $8.7 million for refinery maintenance turnaround costs.

Net cash provided by financing activities during the quarter ended March 31, 2000, totaled $181.8 million. During the quarter ended March 31, 2000, the Company's commercial paper and short-term borrowings increased $207.2 million to fund the higher investment in accounts and notes receivable explained above. The Company also paid cash dividends totaling $23.9 million during the first quarter of 2000.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999

During the first quarter ended March 31, 1999, the Company's cash position decreased $67.7 million to $108.4 million. Net cash provided by operating activities was $171.5 million including the receipt of $222.0 million from the sale of trade and credit card receivables under the Company's Securitization Facility.

Net cash used in investing activities during the quarter ended March 31, 1999, totaled $51.4 million including $35.3 million for capital expenditures and $18.3 million for refinery maintenance turnaround costs.

Net cash used in financing activities during the quarter ended March 31, 1999, totaled $189.0 million, including payments to reduce short-term borrowings of $162.6 million and for cash dividends totaling $23.8 million.

EXCHANGE RATES

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at March 31, 2000, by $84.2 million. Although the Company expects the exchange rate to fluctuate during 2000, it cannot reasonably predict its future movement.

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

See "Certain Forward-Looking Statements."

YEAR 2000 ISSUE

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue.

See "Certain Forward-Looking Statements."

CERTAIN FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain "forward-looking" statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and information relating to the Company and its subsidiaries that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar expressions, as they relate to the Company or its subsidiaries or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors.

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in interest rates, foreign currency rates and commodity prices related to crude oil, refined products and natural gas. To manage or reduce these market risks, the Company uses interest rate swaps, foreign exchange contracts, and commodity futures and price swap contracts. The Company's policies allow using derivatives for the purchase of physical quantities of crude oil and refined products as wells as for the management of crude oil costs. Generally, the derivatives relate to an underlying, offsetting position, anticipated transaction or firm commitment. During 1999 and 2000, as part of the Company's crude oil procurement activities, commodity futures contracts were used to manage the price of crude oil supplied to its refineries. The Company has from time to time, on a very limited basis, used derivative instruments for trading purposes; however, the gains and losses from such activities have been immaterial. A discussion of the Company's primary market risk exposures in derivative financial instruments is presented below.


INTEREST RATE RISK

The Company is subject to interest rate risk on its long-term fixed interest rate debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have maturities of less than three months. The carrying amount of the Company's floating interest rate debt approximates fair value. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by obtaining debt that has a floating interest rate or using interest rate swaps to change fixed interest rate debt to floating interest rate debt. Since mid-1999, the Federal Reserve has raised interest rates 0.25% on five different occasions and is biased towards continued rate increases as long as the economy remains in an expansion mode. As a result, the fair value of the Company's fixed rate debt is declining as shown in the following tables.

The following table provides information about the Company's long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted average interest rates by expected maturity dates, after consideration of refinancing, are presented. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average floating rates are based on implied forward rates in the yield curve at March 31, 2000.

                                                                          MARCH 31, 2000
                                 --------------------------------------------------------------------------------------------------
                                                            EXPECTED MATURITY - YEAR ENDING DECEMBER 31,
                                 --------------------------------------------------------------------------------------------------
                                                                                                   THERE-                   FAIR
                                    2000        2001          2002         2003        2004        AFTER        TOTAL       VALUE
                                 ---------    ---------    ---------    ---------    ---------   ---------    ---------   ---------
                                                                 (in millions, except interest rates)
LONG-TERM DEBT:
   Fixed rate ................   $    12.6    $    84.3    $   284.7    $    33.3    $     0.5   $   911.3    $ 1,326.7   $ 1,247.9
     Average interest rate ...         8.9%         9.5%         8.7%         8.7%         7.7         7.6%         8.0%        N/A
   Floating rate .............   $      --    $      --    $   219.9    $      --    $      --   $      --    $   219.9   $   219.9
     Average interest rate ...          --%          --%         6.5%          --%          --%         --%         6.5%        N/A


INTEREST RATE SWAPS:
   Fixed to floating .........   $      --    $      --    $   200.0    $      --    $      --   $   250.0    $   450.0   $   450.0
     Average pay rate ........        6.09%        6.73%        6.49%        6.82%        6.79%       7.06%        6.81%        N/A
     Average receive rate ....        6.43%        6.43%        6.43%        6.59%        6.59%       6.88%        6.69%        N/A


                                                                 DECEMBER 31, 1999
                                ------------------------------------------------------------------------------------------------
                                                  EXPECTED MATURITY - YEAR ENDING DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                                                                            THERE-                       FAIR
                                   2000        2001          2002        2003      2004     AFTER         TOTAL          VALUE
                                ---------    ---------    ---------    -------    ------   -------      ---------      ---------
                                                            (in millions, except interest rates)

LONG-TERM DEBT:
   Fixed rate ................  $    14.0    $    84.5    $   285.0    $  33.5    $  0.6   $ 911.4      $ 1,329.0      $ 1,295.2
     Average interest rate ...        8.8%         9.6%         8.7%       8.8%      7.7%      7.6%           8.0%           N/A
   Floating rate .............  $      --    $      --    $    12.6    $    --    $   --   $    --      $    12.6      $    12.6
     Average interest rate ...         --%          --%         5.7%        --%       --%       --%           5.7%           N/A

INTEREST RATE SWAPS:
   Fixed to floating .........  $      --    $      --    $   200.0    $    --    $   --   $ 250.0      $   450.0      $   450.0
     Average pay rate ........       6.22%        6.91%        7.00%      7.09%     7.13%     7.50%          7.18%           N/A
     Average receive rate ....       6.43%        6.43%        6.43%      6.59%     6.59%     6.88%          6.69%           N/A


FOREIGN CURRENCY RISK

The Company periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At March 31, 2000, the Company had commitments to purchase $3.0 million of U.S. dollars. The Company's exposure to market risk is minimal on these contracts as they matured on April 3, 2000.

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

During the quarter ended March 31, 2000, the Company purchased $1.1 billion of crude oil to supply its various refineries. In conjunction with these purchases, the Company entered into commodity futures contracts. The commodity futures contracts are generally satisfied by the Company taking physical delivery of the underlying crude oil or refined product; however, there are contracts which are closed without taking physical delivery of the underlying barrels.

As of March 31, 2000, the Company did not hold any commodity futures contracts not designated as hedges. However during the three months ended March 31, 2000, the Company incurred a loss of $0.2 million associated with such contracts not designated as hedges which are marked to market value and recognized currently in cost of products sold.

As of March 31, 2000, the Company had outstanding commodity futures and price swap contracts to buy $294.5 million and sell $281.7 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 6.4 million barrels of crude oil and refined products which will mature on various dates through June 2002. As of December 31, 1999, the Company had outstanding commodity futures and price swap contracts to buy $351.8 million and sell $194.0 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 6.4 million barrels of crude oil and refined products which mature on various dates through June 2002. The fair value of commodity futures contracts designated as hedges is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

The information below reflects the Company's futures contracts and price swaps that are sensitive to changes in crude oil or refined product commodity prices. The tables present the notional amounts in barrels for crude oil and refined product, the weighted average contract prices and the total contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of barrels of crude oil or refined product to be exchanged under the futures contract.

                                                     MARCH 31, 2000
                                ----------------------------------------------------------
                                                FAIR
                                 CARRYING       VALUE                             WEIGHTED
                                  AMOUNT        AMOUNT      CONTRACT    CONTRACT   AVERAGE
                                GAIN (LOSS)   GAIN (LOSS)    AMOUNT     VOLUMES     PRICE
                                -----------   -----------   --------    -------   --------
                                                                         (mbbl)
                                        (in millions, except weighted average price)
PROCUREMENT:
FUTURES CONTRACTS - LONG:
  2000 ...................       $ (3.1)       $ (3.2)       $154.5        6.4     $24.12

FUTURES CONTRACTS - SHORT:
  2000 ...................          0.3          11.0         281.7       11.3      24.97

PRICE SWAPS:
  2002 ...................         (9.1)         (8.0)        140.0        6.4      22.00

                                                     DECEMBER 31, 1999
                              ---------------------------------------------------------------
                                               FAIR
                               CARRYING        VALUE                                 WEIGHTED
                                AMOUNT        AMOUNT       CONTRACT        CONTRACT  AVERAGE
                              GAIN (LOSS)   GAIN (LOSS)     AMOUNT         VOLUMES    PRICE
                              -----------   -----------    --------        --------  --------
                                                                            (mbbl)
                                      (in millions, except weighted average price)
PROCUREMENT:
FUTURES CONTRACTS - LONG:
  2000 ...................     $    0.9      $    2.3      $  211.8          9.5     $  22.26

FUTURES CONTRACTS - SHORT:
  2000 ...................          0.1           0.4         194.0          8.8        22.02

PRICE SWAPS:
  2002 ...................         (9.1)        (19.9)        140.0          6.4        22.00

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

EPA Region V v. Total Petroleum, Inc. (Alma Refinery) In April, 2000 the Company settled an enforcement action that had been filed by Environmental Protection Agency (EPA) Region V, in which the EPA alleged violations of the Clean Air Act and Resource Conservation and Recovery Act in connection with the Company's refinery in Alma, Michigan. The settlement agreement requires the Company to fund $9.9 million of specific environmental and economic development projects and to pay penalties of $4.0 million. These settlement amounts are fully accrued.

Unocal Patent Infringement Action (Update) On March 29, 2000 the U. S. Court of Appeals upheld a California trial court's decision that Unocal Corporation holds a valid patent with respect to certain reformulated gasoline compositions, and assessed damages of 5.75 cents per gallon for gasoline infringing on the patent. The defendants in the suit, Arco, Chevron, Exxon Mobil, Shell, and Texaco, have filed a petition for rehearing with the U.S. Court of Appeals. The Company is not a party to the suit, and its exposure, if any, depends on numerous factors, including the availability of alternate gasoline formulations and its ability to recover any additional costs in the marketplace.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2000 Annual Meeting of Stockholders was held on May 2, 2000, in Houston, Texas. At the meeting, the Company's stockholders elected four directors to serve three-year terms expiring in 2003, approved the amendments to the Company's Non-Employer Director Equity Plan, and ratified the appointment of Arthur Andersen LLP to serve as independent accountants for the Company and its subsidiaries for 2000.

The following tables summarize the number of votes cast for, against or withheld, and number of abstentions as to each matter:

                              ELECTION OF DIRECTORS

                 Name              Total Votes For       Total Votes Withheld
      Byron Allumbaugh               80,103,843                 392,200
      E. Glenn Biggs                 80,108,518                 387,525
      Katherine D. Ortega            80,101,715                 394,328
      Madeleine Saint-Jacques        80,102,034                 394,009


    APPROVAL OF AMENDMENTS TO THE COMPANY'S NON-EMPLOYER DIRECTOR EQUITY PLAN

               For                    Against                    Abstain
            78,121,904               2,205,926                   168,213


         RATIFICATION OF ARTHUR ANDERSEN LLP AS INDEPENDENT ACCOUNTANTS

                For                   Against                    Abstain
             80,342,583                81,057                     72,403

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1 Form of Ultramar Diamond Shamrock Corporation Intermediate Incentive and Performance-Based Restricted Stock Plan

     10.2 Form of Ultramar Diamond Shamrock Corporation Intermediate Incentive and Performance-Based Restricted Stock Award Agreement

     10.3 Form of Amendment to Ultramar Corporation Supplemental Executive Retirement Plan

     10.4 Form of Amendment to Diamond Shamrock, Inc. Supplemental Executive Retirement Plan

     10.5 Ultramar Diamond Shamrock Corporation Non-Employee Director Equity Plan, as amended effective January 1, 2000 (incorporated by reference to the Company's Definitive Schedule 14A Information filed March 21,
          2000)

     27.1 Financial Data Schedule

(b) Reports on Form 8-K

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ULTRAMAR DIAMOND SHAMROCK CORPORATION


BY:   /s/ H. PETE SMITH
    ---------------------------------
    H. PETE SMITH
    EXECUTIVE VICE PRESIDENT
    AND CHIEF FINANCIAL OFFICER
    MAY 12, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBERS             DESCRIPTION
-------             -----------
  10.1         Form of Ultramar Diamond Shamrock Corporation Intermediate
               Incentive and Performance-Based Restricted Stock Plan

  10.2         Form of Ultramar Diamond Shamrock Corporation Intermediate
               Incentive and Performance-Based Restricted Stock Award Agreement

  10.3         Form of Amendment to Ultramar Corporation Supplemental Executive
               Retirement Plan

  10.4         Form of Amendment to Diamond Shamrock, Inc. Supplemental
               Executive Retirement Plan

  10.5         Ultramar Diamond Shamrock Corporation Non-Employee Director
               Equity Plan, as amended effective January 1, 2000 (incorporated by reference to the Company's Definitive Schedule 14A Information filed March 21, 2000)

  27.1         Financial Data Schedule