Form 10-Q
period 2000-07-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 2000-08-03
CIK 887207

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       For the quarter ended June 30, 2000

                        Commission File Number 333-28737

                                  UDS CAPITAL I

                 Formed under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 74-6454974
                            6000 North Loop 1604 West

                          San Antonio, Texas 78249-1112

                        Telephone number: (210) 592-2000

Securities registered pursuant to Section 12(b) of the Act: 8.32% Trust Originated Preferred Securities (TOPrS) (and the related guarantee) registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None

                               UDS FUNDING I, L.P.

                 Formed under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 74-2835441
                            6000 North Loop 1604 West

                          San Antonio, Texas 78249-1112

                        Telephone number: (210) 592-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXXX No
                                       ----    ----

                      UDS CAPITAL I AND UDS FUNDING I, L.P.

                                    FORM 10-Q

                                  June 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
Item 1.      Financial Statements (Unaudited)

                                  UDS CAPITAL I

     Balance Sheets as of June 30, 2000 and December 31, 1999.............  3

     Statements of Income for the Three and Six Months
        Ended June 30, 2000 and 1999......................................  4

     Statements of Cash Flows for the Six Months

        Ended June 30, 2000 and 1999......................................  5

     Notes to Financial Statements........................................  6

                               UDS FUNDING I, L.P.

     Balance Sheets as of June 30, 2000 and December 31, 1999.............  8

     Statements of Income for the Three and Six Months
        Ended June 30, 2000 and 1999......................................  9

     Statements of Cash Flows for the Six Months Ended
        June 30, 2000 and 1999............................................ 10

     Notes to Financial Statements........................................ 11

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................. 13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk... 14

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................. 14

SIGNATURES................................................................ 15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                    June 30,        December 31,
                                                      2000              1999
                                                      ----              ----
                                                  (unaudited)
                                Assets

Investment in UDS Funding I, L.P. Preferred
        Securities                                 $206,186          $206,186
                                                   --------          --------

    Total Assets                                   $206,186          $206,186
                                                   ========          ========

                         Stockholders' Equity

8.32 % Trust Originated Preferred Securities,
  $25.00 liquidation amount per security;
  8,000,000 securities authorized, issued and
        outstanding                                $200,000          $200,000

8.32% Trust Common Securities,
  $25.00 liquidation amount per security;
  247,440 securities authorized, issued and
        outstanding                                   6,186             6,186
                                                   --------          --------

     Total Stockholders' Equity                    $206,186          $206,186
                                                   ========          ========

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                    Three Months                Six Months
                                    Ended June 30,              Ended June 30,
                                    --------------         --------------------
                                     2000      1999         2000           1999
                                     ----      ----         ----           ----

Net income on UDS Funding I, L.P.

   Preferred Securities             $4,288    $4,288       $8,577         $8,577
                                    ======    ======       ======         ======

                       See accompanying notes to financial

                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                      Six Months Ended June 30,

                                                      2000              1999
                                                      ----              ----

Cash Flows Provided By Operating Activities -
Net income from UDS Funding I, L.P. Preferred
        Securities                                   $ 8,577           $ 8,577
                                                     -------           -------

Cash Flows From Financing Activities:
Distributions on 8.32% Trust Originated
        Preferred Securities                          (8,320)           (8,320)
Distributions on 8.32% Trust Common Securities          (257)             (257)
                                                     -------           ------

    Net cash used in financing activities             (8,577)           (8,577)
                                                     -------           -------

Net Change in Cash                                         -                 -
Cash at Beginning of Period                                -                 -
                                                     -------           -------

Cash at End of Period                                $     -           $     -
                                                     =======           =======

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

NOTE 1:  Summary of Significant Accounting Policies

Basis of Presentation: UDS Capital I (the Trust) is a statutory business trust formed for the exclusive purposes of:

        o issuing the Trust Originated Preferred Securities (TOPrS) and the Trust Common Securities (the Common Securities and together with the TOPrS, the Trust Securities) representing undivided beneficial ownership interests in the assets of the Trust,

        o purchasing Partnership Preferred Securities (the Preferred Securities) representing the limited partnership interests of UDS Funding I, L.P. (the Partnership) with the proceeds from the sale of the Trust Securities, and

        o engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events.

The Trust is a wholly-owned subsidiary of Ultramar Diamond Shamrock Corporation (the Company). All expenses related to the operations of the Trust are paid for by the Company. Two Trustees, who manage the Trust, are employees of the Company.

The accompanying unaudited financial statements have been prepared by the Trust in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of the Trust's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1999.

Cash: The Trust maintains minimal cash balances, as all income received on the Preferred Securities is distributed immediately.

Investments: The investment in Preferred Securities represents the limited partnership interest in the Partnership and is recorded at cost. The carrying value of the investment approximates its fair value. Income on the investment is accrued when earned.

Income Taxes: The Trust is classified as a grantor trust for U.S. Federal income tax purposes. Accordingly, the Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

NOTE 2:  Investment in UDS Funding I, L.P. Preferred Securities

The Trust owns 8,247,440 8.32% Preferred Securities with a $25.00 liquidation preference per security of the Partnership. The Company is the General Partner of the Partnership. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Upon any redemption of the Preferred Securities, the TOPrS will be redeemed.

Distributions on the Preferred Securities are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. Distributions not paid on the scheduled payment date accumulate and compound quarterly at the rate of 8.32% per annum. The distribution payment dates of the Preferred Securities

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS - continued

correspond to the distribution payment dates of the TOPrS. The Company has guaranteed, on a subordinated basis, the distributions due on the Preferred Securities if and when declared by the Partnership and the payments upon liquidation of the Partnership or the redemption of the Preferred Securities to the extent funds are legally available.

NOTE 3: Stockholders' Equity

Trust Originated Preferred Securities

The Trust has issued 8,000,000 of 8.32% TOPrS, with a $25.00 liquidation amount per security, for total proceeds of $200,000,000. Holders of the TOPrS have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of trustees, which voting rights are vested exclusively in the holder of the Common Securities. Under certain circumstances, the TOPrS have preferential rights to payments relative to the Common Securities.

The TOPrS are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the TOPrS are cumulative and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, if and when the Trust has funds available for distribution. The Company has guaranteed, on a subordinated basis, the payment of all distributions and other payments on the TOPrS to the extent funds are legally available. This guarantee and the Partnership distribution guarantee are subordinated to all other liabilities of the Company and rank pari passu with the most senior preferred stock of the Company.

Trust Common Securities

The Trust has also issued 247,440 of 8.32% Common Securities with a $25.00 liquidation amount per security to the Company for $6,186,000. The Common Securities are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Common Securities are cumulative and payable quarterly on March 31, June 30, September 30, and December 31 of each year, in arrears, at the annual rate of 8.32% of the liquidation amount, if and when the Trust has funds available for distribution, subject to the Preferred Securities preferential rights.

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                       June 30,     December 31,
                                                         2000           1999
                                                         ----           ----
                                                     (unaudited)
                   Assets
Cash and cash equivalents                              $    156      $     90
                                                       --------      --------
Investments:
  Bank certificate of deposit                               100           100
  Investment in U.S. government securities,
        at amortized cost                                 2,564         2,564
  Subordinated debentures of Ultramar Diamond
        Shamrock

     Corporation, at cost                               206,186       206,186
  Subordinated debentures of Ultramar Inc. and
     Diamond Shamrock Refining Company, L.P.,
     both wholly-owned subsidiaries of
     Ultramar Diamond Shamrock Corporation, at
        cost                                             33,960        33,960
                                                       --------      --------
       Total investments                                242,810       242,810

Accrued interest receivable                                  29            15
                                                       --------      --------
         Total Assets                                  $242,995      $242,915
                                                       ========      ========


                           Partners' Capital

Limited partnership  interest held by UDS
  Capital I, a Delaware business trust,
  8,247,440 preferred securities with
  $25.00 per security liquidation preference           $206,186      $206,186

General partnership interest held by
  Ultramar Diamond Shamrock Corporation                  36,809        36,729
                                                       --------      --------

         Total Partners' Capital                       $242,995      $242,915
                                                       ========      ========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                          ---------------------------         -------------------------
                                                             2000             1999              2000             1999
                                                             ----             ----              ----             ----

Interest income:
Interest income on subordinated debenture
  of Ultramar Diamond Shamrock Corporation                  $4,288            $4,288           $ 8,577          $ 8,577

Interest income on subordinated debentures of Ultramar Inc. and Diamond Shamrock
  Refining Company, L.P., both wholly-
  owned subsidiaries of Ultramar Diamond

  Shamrock Corporation                                         707               707             1,413            1,413

Interest income on U.S. government
  securities, certificate of deposit and
  cash equivalents                                              41                36                80               74
                                                            ------            ------           -------          -------

    Net income                                              $5,036            $5,031           $10,070          $10,064
                                                            ======            ======           =======          =======

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                       2000              1999
                                                       ----              ----
Cash Flows From Operating Activities:

  Net income                                          $10,070          $10,064
  Amortization of U.S. government securities                -                1
  Increase in accrued interest receivable                 (14)              (3)
                                                      -------          -------
       Net cash provided by operating activities       10,056           10,062
                                                      -------          -------

Cash Flows Provided by Investing Activities:

  Purchase of U.S. government securities                 (650)               -
  Maturities of U.S. government securities                650                -
                                                      -------          -------
    Net cash provided by investing activities               -                -
                                                      -------          -------

Cash Flows From Financing Activities:

  Distributions to Limited Partner                     (8,577)          (8,577)
  Distributions to General Partner                     (1,413)          (1,413)
                                                      -------          -------
    Net cash used in financing activities              (9,990)          (9,990)
                                                      -------          -------

Net Increase in cash and cash equivalents                  66               72
Cash and cash equivalents at Beginning of Period           90               25
                                                      -------          -------

Cash and cash equivalents at End of Period            $   156          $    97
                                                      =======          =======

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

NOTE 1:  Summary of Significant Accounting Policies

Basis of Presentation: UDS Funding I, L.P. (the Partnership) is a limited partnership formed for the exclusive purposes of:

        o  issuing its partnership interests,

        o investing in certain eligible securities of the Company and eligible debt securities of non-affiliated entities, and

        o engaging in only those other activities necessary or incidental thereto.

The Partnership is a wholly-owned subsidiary of Ultramar Diamond Shamrock Corporation (the Company). The Company, as General Partner, has agreed to pay all expenses and fees related to the organization and operation of the Partnership and for all other obligations of the Partnership. Additionally, the Company has agreed to indemnify certain officers and agents of the Partnership. Except as provided in certain partnership agreements and as provided by law, the holders of the Preferred Securities have no voting rights.

The accompanying unaudited financial statements have been prepared by the Partnership in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of the Partnership's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in UDS Capital I's (the Trust) annual report on Form 10-K for the year ended December 31, 1999.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2000 and December 31, 1999, cash equivalents consisted of money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of the Company and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries) and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of June 30, 2000 and December 31, 1999.

Income Taxes: The Partnership is classified as a partnership for U.S. Federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued

NOTE 2:  Investments

U.S. government securities

Investments in U.S. government securities consisted of the following (in thousands):

                                       Gross Unrealized
                                       -----------------
                       Amortized                                      Fair
                         Cost          Gains      Losses              Value
                         ----          -----      ------              -----
June 30, 2000           $ 2,564       $ -            $ 35            $ 2,529
December 31, 1999         2,564         -              33              2,531

As of June 30, 2000, U.S. government securities mature as follows (in thousands):

         June 2001      $   630
         June 2002        1,284
         June 2003          650
                        -------
                        $ 2,564

Subordinated debentures

The subordinated debentures of the Company and the Subsidiaries have a term of 20 years and bear interest at 8.32% per annum. The subordinated debentures are redeemable on or after June 30, 2002 at the option of the Company and the Subsidiaries, in whole or in part, at a redemption price equal to the entire principal amount of the subordinated debentures being so redeemed plus any accrued and unpaid interest. The interest payment dates correspond to the distribution payment dates of the Preferred Securities. Interest and redemption payments on the Subsidiaries' debentures are guaranteed by the Company on a subordinated basis.

NOTE 3:  Partners' Capital

The Partnership has outstanding 8,247,440 of 8.32% Preferred Securities, with a $25.00 liquidation preference per security owned by the Trust. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Preferred Securities are cumulative and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, if and when declared by the General Partner.

The Company has guaranteed, on a subordinated basis, the distributions due on the Preferred Securities if and when declared by the Partnership, and the payments upon liquidation of the Partnership or the redemption of the Preferred Securities to the extent funds are legally available. This guarantee is subordinated to all other liabilities of the Company and ranks pari passu with the most senior preferred stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

UDS Capital I (the Trust) is a statutory business trust which exists for the exclusive purposes of:

        o issuing the 8.32% Trust Originated Preferred Securities (TOPrS) and the Common Securities of the Trust,

        o investing in the 8.32% Preferred Securities issued by UDS Funding I, L.P., and

        o engaging in only those other activities necessary or incidental thereto.

UDS Funding I, L.P. (the Partnership) is a limited partnership which exists for the exclusive purposes of:

        o  issuing its partnership interests,

        o investing in certain eligible securities of Ultramar Diamond Shamrock Corporation (the Company) and wholly-owned subsidiaries of the Company and eligible debt securities of non-affiliated entities, and

        o  engaging in only those activities  necessary or incidental thereto.

The Company is the General Partner and the Trust is the Limited Partner of the Partnership. The Partnership is managed by the General Partner.

In 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds in Preferred Securities of the Partnership. The Trust received net income from Preferred Securities from the Partnership and made distributions to the TOPrS and Common Securities as summarized below:

                                             Three Months Ended June 30,         Six Months Ended June 30,
                                             ---------------------------         -------------------------
                                                 2000             1999             2000              1999
                                                 ----             ----             ----              ----
                                                                     (in thousands)
Net income from Preferred Securities          $ 4,288           $ 4,288          $ 8,577           $ 8,577
                                                =====             =====            =====             =====
Distributions to:
  TOPrS                                       $ 4,160           $ 4,160          $ 8,320           $ 8,320
  Common Securities                               128               128              257               257
                                               ------            ------          -------            ------
                                              $ 4,288           $ 4,288          $ 8,577           $ 8,577
                                                =====             =====            =====             =====

In 1997, the Partnership issued the Preferred Securities and the general partner interest for total proceeds of $206,186,000 and $36,386,000, respectively, and invested those proceeds in the subordinated debentures of the Company and wholly-owned subsidiaries of the Company totaling $240,146,000. In addition, the Partnership invested approximately $2,400,000 in Eligible Debt Securities and other investments. Net income from debentures and other investments and distributions to the General Partner and the Limited Partner are summarized below:

                                             Three Months Ended June 30,         Six Months Ended June 30,
                                             ---------------------------         -------------------------
                                                 2000             1999             2000              1999
                                                 ----             ----             ----              ----
                                                                     (in thousands)
Net income from debentures
  and other investments                       $ 5,036           $ 5,031         $ 10,070          $ 10,064
                                                =====             =====           ======            ======
Distributions to:
  Limited partner                             $ 4,288           $ 4,288          $ 8,577           $ 8,577
  General partner                                 707               707            1,413             1,413
                                               ------            ------            -----             -----
                                              $ 4,995           $ 4,995          $ 9,990           $ 9,990
                                                =====             =====            =====             =====

Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." FASB Statement No. 138 addresses a number of issues causing implementation difficulties for numerous entities that apply FASB Statement No. 133. FASB Statement No. 138 amends the accounting and reporting standards of FASB
Statement No. 133 for certain derivative instruments and certain hedging activities. Management believes there will be no material effect to the Trust's or Partnership's financial position or results of operation as a result of implementation of this statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Trust and the Partnership have not entered into any transactions using derivative financial instruments or derivative commodity instruments. The Company's management believes that the Trust's and Partnership's exposure to market risk associated with other investments is not material.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

               27.1   Financial Data Schedule

         (b) Reports on Form 8-K....
               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust and the Partnership have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UDS Capital I

By:  /s/ H. Pete Smith
Name:    H. Pete Smith
Title:   Regular Trustee
August 4, 2000

UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner

By:  /s/ H. Pete Smith
Name:    H. Pete Smith
Title:   Executive Vice President and Chief Financial Officer
August 4, 2000