Form 10-Q
period 2000-06-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 2000-08-14
CIK 887207

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

                                  Yes X     No ____

As of July 31, 2000, 86,931,000 shares of Common Stock, $0.01 par value, were outstanding and the aggregate market value of such stock as of July 31, 2000 was $1,988,553,000.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000
                and December 31, 1999................................       3

         Consolidated Statements of Income for the Three
                and Six Months Ended June 30, 2000 and 1999..........       4

         Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 2000 and 1999..................       5

         Consolidated Statements of Comprehensive Income
                (Loss) for the Three and Six Months Ended
                June 30, 2000 and 1999...............................       6

         Notes to Consolidated Financial Statements..................       7

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................      12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..      23

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      27

Item 6.  Exhibits and Reports on Form 8-K............................      27

         SIGNATURE...................................................      28

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)
                                                       June 30,     December 31,
                                                         2000           1999
                                                         ----           ----
                                                     (unaudited)
                                Assets
Current assets:

   Cash and cash equivalents........................  $   124.2       $    92.8
   Accounts and notes receivable, net...............      787.4           616.5
   Inventories......................................      643.4           556.8
   Prepaid expenses and other current assets........       31.8            20.3
   Deferred income taxes............................      109.5           110.4
                                                      ---------       ---------
      Total current assets..........................    1,696.3         1,396.8
                                                      ---------       ---------

Property, plant and equipment.......................    4,361.1         4,345.8
Less accumulated depreciation and amortization......   (1,403.7)       (1,315.9)
                                                      ---------       ----------
   Property, plant and equipment, net...............    2,957.4         3,029.9
Other assets, net...................................      509.1           509.3
                                                      ---------       ----------
    Total assets....................................  $ 5,162.8       $ 4,936.0
                                                      =========       ==========

       Liabilities and Stockholders' Equity
Current liabilities:

   Notes payable and current portion of long-term
        debt........................................  $    15.7       $    14.0
   Accounts payable.................................      627.5           489.2
   Accrued liabilities..............................      372.0           392.4
   Taxes other than income taxes....................      230.1           293.8
   Income taxes payable.............................       58.3            68.7
                                                      ---------       ----------
      Total current liabilities.....................    1,303.6         1,258.1
                                                      ---------       ----------

Long-term debt, less current portion................    1,336.5         1,327.6
Other long-term liabilities.........................      354.9           372.8
Deferred income taxes...............................      336.1           284.2
Commitments and contingencies

Company obligated preferred stock of subsidiary.....      200.0           200.0

Stockholders' equity:

   Common Stock, par value $0.01 per share:
     250,000,000 shares authorized, 86,928,000 and
     86,700,000 shares issued and outstanding as of
     June 30, 2000  and December 31, 1999...........        0.9             0.9
   Additional paid-in capital.......................    1,514.5         1,516.3
   Treasury stock...................................       (1.2)           (0.7)
   Grantor trust stock ownership program............      (96.1)         (100.0)
   Retained earnings................................      310.2           160.4
   Accumulated other comprehensive loss ............      (96.6)          (83.6)
                                                      ---------       ----------
     Total stockholders' equity.....................    1,631.7         1,493.3
                                                      ---------       ----------
     Total liabilities and stockholders' equity.....  $ 5,162.8       $ 4,936.0
                                                      =========       ==========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            (unaudited, in millions, except share and per share data)

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                        --------                  --------
                                                                   2000         1999         2000          1999
                                                                   ----         ----         ----          ----
Sales and other revenues......................................   $ 3,999.8    $ 3,380.1    $ 7,639.2    $ 6,100.3
                                                                 ---------    ---------    ---------    ---------
Operating costs and expenses:

   Cost of products sold......................................     2,702.7      2,114.4      5,163.8      3,667.8
   Operating expenses.........................................       239.8        252.1        471.5        501.2
   Selling, general and administrative expenses...............        68.9         70.8        143.5        146.4
   Taxes other than income taxes..............................       690.5        768.2      1,362.0      1,480.8
   Depreciation and amortization..............................        60.4         59.3        122.5        116.5
   Restructuring and other expenses, net......................         0.8          1.8          0.1          9.2
                                                                 ---------    ---------    ---------    ---------
      Total operating costs and expenses......................     3,763.1      3,266.6      7,263.4      5,921.9
                                                                 ---------    ---------    ---------    ---------

Operating income..............................................       236.7        113.5        375.8        178.4
  Interest income.............................................         3.3          2.9          6.2          5.8
  Interest expense............................................       (32.0)       (37.4)       (61.5)       (76.0)
  Equity income from joint ventures...........................         6.1          6.8         12.3          8.9
                                                                 ---------    ---------    ---------    ---------

Income before income taxes and dividends of subsidiary........       214.1         85.8        332.8        117.1
  Provision for income taxes..................................        83.1         34.9        130.1         47.6
  Dividends on preferred stock of subsidiary..................         2.5          2.5          5.1          5.1
                                                                 ---------    ---------    ---------    ---------
Net income....................................................   $   128.5    $    48.4    $  197.6     $    64.4
                                                                 =========    =========    =========    =========
Net income per share:

   Basic......................................................      $ 1.48       $ 0.56       $ 2.28       $ 0.74
   Diluted....................................................      $ 1.47       $ 0.56       $ 2.27       $ 0.74

Weighted average number of shares (in thousands):

   Basic......................................................      86,767       86,593       86,741       86,575
   Diluted....................................................      87,024       86,703       86,894       86,673

Dividends per Common Share....................................     $ 0.275      $ 0.275      $ 0.550      $ 0.550

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in millions)
                                                                             Six Months Ended June 30,

                                                                              2000              1999
                                                                              ----              ----
Cash Flows from Operating Activities:

Net income ........................................................          $ 197.6         $   64.4
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization...................................            122.5            116.5
   Provision for losses on receivables.............................              5.6              3.6
   Restructuring charges - write-down of property, plant
     and equipment and goodwill....................................              5.2                -
   Equity income from joint ventures...............................            (12.3)            (8.9)
   Loss (gain) on sale of property, plant and equipment............             (5.1)             1.8
   Deferred income tax provision...................................             49.8             33.7
   Other, net......................................................              2.3              1.5
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts and notes receivable..........           (180.5)           216.2
     Decrease (increase) in inventories............................            (91.5)            79.6
     Decrease (increase) in prepaid expenses and other
       current assets..............................................            (12.4)             4.3
     Increase (decrease) in accounts payable and other
       current liabilities.........................................             52.1           (120.6)
Increase in other long-term assets.................................             (4.4)            (1.6)
Decrease in other long-term liabilities............................            (10.9)           (17.7)
                                                                             -------         --------
         Net cash provided by operating activities.................            118.0            372.8
                                                                             -------         --------
Cash Flows from Investing Activities:

Capital expenditures...............................................            (53.0)           (73.8)
Deferred refinery maintenance turnaround costs.....................            (14.2)           (24.1)
Proceeds from sales of property, plant and equipment...............             16.8             10.7
                                                                             -------         --------
         Net cash used in investing activities.....................            (50.4)           (87.2)
                                                                             -------         --------
Cash Flows from Financing Activities:

Net change in commercial paper and short-term borrowings...........             14.0           (238.6)
Repayment of long-term debt........................................             (3.4)           (35.7)
Payment of cash dividends..........................................            (47.8)           (47.6)
Other, net.........................................................              1.7              1.5
                                                                             -------         --------
         Net cash used in financing activities.....................            (35.5)          (320.4)
                                                                             -------         --------

Effect of exchange rate changes on cash............................             (0.7)             3.6
                                                                             -------         --------

Net Increase (Decrease) in Cash and Cash Equivalents...............             31.4            (31.2)
Cash and Cash Equivalents at Beginning of Period...................             92.8            176.1
                                                                             -------         --------

Cash and Cash Equivalents at End of Period.........................          $ 124.2          $ 144.9
                                                                             =======         ========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (unaudited, in millions)
                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                        --------                  --------
                                                                   2000         1999         2000          1999
                                                                   ----         ----         ----          ----
Net income......................................................  $128.5        $48.4       $197.6        $64.4

Other comprehensive income (loss):

   Foreign currency translation adjustment......................   (11.1)        12.6        (13.0)        19.8
   Minimum pension liability adjustment,
     net of income tax benefit..................................       -            -            -         (1.1)
                                                                  ------        -----       ------        ----

Comprehensive income............................................  $117.4        $61.0       $184.6        $83.1
                                                                  ======        =====       ======        =====

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (unaudited)

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Ultramar Diamond Shamrock Corporation (the Company), in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast System, which vary during the year; or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

NOTE 2: Inventories

Inventories consisted of the following:

                                                     June 30,       December 31,
                                                       2000            1999
                                                       ----            ----
                                                           (in millions)

  Crude oil and other feedstocks...............       $210.8          $155.4
  Refined and other finished products and
        convenience store items................        370.5           346.9
  Materials and supplies.......................         62.1            54.5
                                                      ------          ------
         Total inventories.....................       $643.4          $556.8
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

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                        --------                  --------
                                                                   2000         1999         2000          1999
                                                                   ----         ----         ----          ----
                                                                  (in millions, except share and per share data)
Basic Net Income Per Share:
Weighted average common shares outstanding
    (in thousands)...............................................   86,767       86,593        86,741        86,575
                                                                   =======      =======       =======        ======

Net income applicable to Common Stock............................  $ 128.5      $  48.4       $ 197.6        $ 64.4
                                                                   =======      =======       =======        ======

Basic net income per share.......................................  $  1.48      $  0.56       $  2.28        $ 0.74
                                                                   =======      =======       =======        ======

Diluted Net Income Per Share:
Weighted average common shares outstanding
    (in thousands)...............................................   86,767       86,593        86,741        86,575

Net effect of dilutive stock options based on the treasury
   stock method using the average market price...................      257          110           153            98
                                                                   -------      -------       -------        ------

Weighted average common equivalent shares........................   87,024       86,703        86,894        86,673
                                                                   =======      =======       =======        ======

Net income.......................................................  $ 128.5      $  48.4       $ 197.6        $ 64.4
                                                                   =======      =======       =======        ======

Diluted net income per share.....................................  $  1.47      $  0.56       $  2.27        $ 0.74
                                                                   =======      =======       =======        ======


NOTE 4: Restructuring and Other Expenses

Restructuring and other expenses consisted of the following:
                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                   2000         1999         2000          1999
                                                                   ----         ----         ----          ----
                                                                                  (in millions)

  Loss (gain) on sale of property, plant and equipment             $  (4.4)     $   1.8       $ (5.1)        $  1.8
  Write-down of property, plant and equipment.................         5.2                       5.2              -
  Transaction costs related to the terminated
     Diamond 66 joint venture.................................                                                 11.0
  Restructuring reserve reductions                                                 (3.6)
                                                                   -------      -------       -------        ------
                                                                         -            -            -

    Restructuring and other expenses, net..................        $   0.8      $   1.8       $  0.1         $  9.2
                                                                   =======      =======       =======        ======

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
            Notes to Consolidated Financial Statements - (Continued)

In June 2000, the Company recognized a $5.2 million impairment charge to writedown property, plant and equipment related to certain pipeline assets (carrying value prior to write-down was $5.7 million).

In March 1999, the Company and Phillips Petroleum Company terminated discussions related to the formation of a proposed joint venture (Diamond 66) between the two companies. During the first quarter of 1999, the Company expensed $11.0 million of transaction costs related to the formation of Diamond 66.

In June 1998, the Company adopted a three-year restructuring plan to reduce its retail cost structure by eliminating 250 positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores. In addition, the Company restructured certain pipeline and terminal operations and support infrastructure resulting in the elimination of 62 positions. During the six months ended June 30, 2000, 34 convenience stores were sold or closed and 15 employees were terminated under the retail and pipeline and terminal restructuring plans. From June 1998 through December 1999, 227 convenience stores were sold or closed and 235 retail employees and 62 pipeline and terminal employees were terminated.

Changes in accrued restructuring costs for the six months ended June 30, 2000 were as follows (in millions):

                                               Balance at                                  Balance at
                                            December 31, 1999          Payments           June 30, 2000
                                            -----------------          --------           -------------
     Severance and related costs                   $ 5.1                $(1.5)               $  3.6
     Lease buyout costs                              6.0                  -                     6.0
     Fuel system removal costs                       2.5                 (0.3)                  2.2
                                                    ----                 ----                  ----
                                                   $13.6                $(1.8)                $11.8
                                                    ====                 =====                 ====

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

                                                                        Petrochemical/
                                              Refining      Retail            NGL          Corporate        Total
                                              --------      ------            ---          ---------        -----
                                                                         (in millions)
Six months ended June 30, 2000:
   Sales and other revenues from
      external customers...............       $5,372.9      $2,187.0          $ 79.3         $  -           $7,639.2
   Intersegment sales..................        1,622.2           -               1.4            -            1,623.6
   EBITDA..............................          436.3         111.0            14.1          (50.8)           510.6
   Depreciation and amortization.......           81.3          35.4             0.3            5.5            122.5
   Operating income (loss).............          355.0          75.6             1.5          (56.3)           375.8
   Total assets........................        3,494.7       1,214.1           115.4          338.6          5,162.8

Six months ended June 30, 1999:
   Sales and other revenues from
      external customers...............       $3,320.3      $2,722.9          $ 57.1         $  -           $6,100.3
   Intersegment sales..................        1,137.0           4.4             -              -            1,141.4
   EBITDA..............................          248.3         111.2            10.2          (65.9)           303.8
   Depreciation and amortization.......           81.2          32.9             0.7            1.7            116.5
   Operating income (loss).............          167.1          78.3             0.6          (67.6)           178.4
   Total assets........................        3,144.3       1,270.7           155.4          436.9          5,007.3

Three months ended June 30, 2000:
   Sales and other revenues from
      external customers...............       $2,923.7      $1,036.9          $ 39.2         $  -           $3,999.8
   Intersegment sales..................          830.9           -               -              -              830.9
   EBITDA..............................          270.2          51.9             5.2          (24.1)           303.2
   Depreciation and amortization.......           40.3          17.2             0.1            2.8             60.4
   Operating income (loss).............          229.9          34.7            (1.0)         (26.9)           236.7

Three months ended June 30, 1999:
   Sales and other revenues from
      external customers...............       $1,890.6      $1,456.9          $ 32.6         $  -           $3,380.1
   Intersegment sales..................          648.8           2.3             -              -              651.1
   EBITDA..............................          137.9          58.3             7.7          (24.3)           179.6
   Depreciation and amortization.......           41.3          16.7             0.4            0.9             59.3
   Operating income (loss).............           96.6          41.6             0.5         $(25.2)           113.5

The following summarizes the reconciliation of reportable segment operating income to consolidated operating income:

                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                          ---------------------------         -------------------------
                                                             2000              1999             2000              1999
                                                             ----              ----             ----              ----
                                                                 (in millions)
Operating income:
  Total operating income for reportable segments...         $259.4            $138.7           $427.9            $246.0
  Other income (loss)..............................          (22.7)            (25.2)           (52.1)            (67.6)
                                                             -----             -----            -----             -----
     Consolidated operating income.................         $236.7            $113.5           $375.8            $178.4
                                                             =====             =====            =====             =====

NOTE 7: Subsequent Events

On August 1, 2000, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on August 31, 2000 to holders of record on August 17, 2000.

On August 4, 2000, the Company announced it signed a definitive Asset Purchase and Sale Agreement to acquire Tosco Corporation's 168,000 barrel per day Avon Refinery located in the San Francisco bay area of California. The purchase price will be $650.0 million plus a contingency payment of up to $150.0 million to be paid over eight years if annual West Coast refining industry margins are above average. The transaction has been approved by the Boards of Directors of both companies and is subject to regulatory approval. The purchase will be financed with available cash and existing credit facilities and is expected to close before year end..

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

Ultramar Diamond Shamrock Corporation (the Company) is a leading independent refiner and retailer of high-quality refined products and convenience store merchandise in the central and southwest regions of the United States (the US System), and the northeast United States and eastern Canada (the Northeast System). Its operations consist of six refineries with a combined throughput of 682,000 barrels per day, approximately 5,000 convenience stores, pipelines, a home heating oil business, and related petrochemical operations.

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

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Financial and operating data by geographic area for the three months ended June 30, 2000 and 1999 are as follows:

Financial Data:
                                                                                     Three Months Ended June 30,
                                             --------------------------------------------------------------------------
                                                                   2000                                    1999 (1)
                                             ----------------------------------      ----------------------------------
                                                 US     Northeast       Total            US     Northeast       Total
                                                 --     ---------       -----            --     ---------       -----
                                                                           (in millions)
Sales and other revenues...............      $3,007.2       $992.6     $3,999.8      $2,725.4       $654.7     $3,380.1
Cost of products sold .................       2,028.0        674.7      2,702.7       1,727.9        386.5      2,114.4
Operating expenses.....................         217.7         22.1        239.8         231.3         20.8        252.1
Selling, general and
  administrative expenses..............          26.7         42.2         68.9          33.6         37.2         70.8
Taxes other than income taxes..........         498.6        191.9        690.5         581.4        186.8        768.2
Depreciation and amortization..........          49.1         11.3         60.4          49.5          9.8         59.3
Restructuring and other expenses.......           1.0         (0.2)         0.8           1.8           -           1.8
                                             --------       ------     --------      --------       ------     --------
Operating income.......................      $  186.1       $ 50.6        236.7      $   99.9       $ 13.6        113.5
                                             ========       ======                   ========       ======
Interest income........................                                     3.3                                     2.9
Interest expense.......................                                   (32.0)                                  (37.4)
Equity income from joint ventures......                                     6.1                                     6.8
                                                                       --------                                --------
Income before income taxes
  and dividends of subsidiary..........                                   214.1                                    85.8
Provision for income taxes.............                                    83.1                                    34.9
Dividends on subsidiary stock..........                                     2.5                                     2.5
                                                                       --------                                --------
Net income ............................                                $  128.5                                $   48.4
                                                                       ========                                ========

Operating Data:
--------------
                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                      2000               1999
                                                      ----               ----
US System

   Mid-Continent Refineries (2):
        Throughput (barrels per day)..............   375,200            416,300
        Margin ($/barrel).........................   $ 8.51             $ 3.04
        Operating cost ($/barrel).................   $ 1.87             $ 1.77

   Wilmington Refinery:
        Throughput (barrels per day)..............   143,300            127,600
        Margin ($/barrel).........................   $ 2.49             $ 5.81
        Operating cost ($/barrel).................   $ 1.64             $ 1.78

   Retail:
        Fuel volume (barrels per day).............   162,800            180,900
        Fuel margin (cents per gallon)............    11.6               12.3
        Merchandise sales ($1,000/day)............   $ 3,130            $ 3,677
        Merchandise margin (%)....................    27.3%              26.6%

Northeast System
                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                      2000               1999
                                                      ----               ----
   Quebec Refinery:
        Throughput (barrels per day)..............   161,400            153,400
        Margin ($/barrel).........................   $ 4.73             $ 1.71
        Operating cost ($/barrel).................   $ 0.81             $ 0.92

   Retail:
        Fuel volume (barrels per day).............    67,900             63,300
        Overall margins (cents per gallon) (3)....... 22.1               24.6

---------------------
(1)  Certain 1999 amounts  have  been   reclassified  to  conform  to  the  2000
presentation.

(2) In December 1999, the Alma Refinery was permanently shutdown and ceased operations. Excluding the Alma Refinery operations from the Mid-Continent Refineries' second quarter 1999 results in the following:

        Throughput (barrels per day) ...........................        362,300
        Margin ($/barrel).......................................        $ 3.07
        Operating cost ($/barrel)...............................        $ 1.70

(3) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the quarter ended June 30, 2000 totaled $128.5 million as compared to $48.4 million for the quarter ended June 30, 1999. During the second quarter of 2000, the Company recognized $18.7 million of recoveries on environmental insurance claims which were partially offset by one-time accruals of $14.0 million for litigation, SAP system training, and various other expenses. There were no unusual charges or credits during the second quarter of 1999.

For the quarter ended June 30, 2000, diluted net income per share was $1.47. For the quarter ended June 30, 1999, diluted net income per share was $0.56.

Sales and other revenues for the quarter ended June 30, 2000 increased 18.3% over 1999 levels primarily as a result of the increase in refined product prices resulting from increasing crude oil costs during 2000. The retail price of gasoline and diesel increased approximately 40% in the second quarter of 2000 as compared to the same period in 1999. Partially offsetting the increased sales prices of refined products were lower sales volumes in the US System as a result of closing down the Alma Refinery in December 1999 and selling 416 company-owned convenience stores during 1999.

US System

Operating income for the US System was $186.1 million for the second quarter of 2000 as compared to $99.9 million for the second quarter of 1999, an increase of 86.3%. The improvement in US System operating income resulted from:

        o increased sales and other revenues of 10.3% resulting from higher refined product prices,

        o  higher refining margins for the Mid-Continent Refineries, and

        o lower operating expenses as a result of the sale of 416 convenience stores in 1999 and the closure of the Alma Refinery in December 1999.

The Mid-Continent Refineries' refining margin increased $5.47 per barrel to $8.51 per barrel as all four refineries continued to operate at high throughput levels as gasoline and distillate prices reached four-year highs. The decrease in refining throughput for the Mid-Continent Refineries from 416,300 barrels per day in 1999 to 375,200 barrels per day in 2000 was due mainly to the permanent shutdown of the Alma Refinery in December 1999. During the second quarter of 1999, the Alma Refinery contributed 54,000 barrels per day of throughput.

Throughput at the Wilmington Refinery increased 12.3% from 127,600 barrels per day in 1999 to 143,300 barrels per day in 2000 as a result of processing greater quantities of higher cost blendstocks and feedstocks (i.e., MTBE, gasoil, etc.) than in 1999. During 1999, the processing capacity of the Wilmington Refinery's sulfur plant was limited. During 2000, the sulfur plant returned to normal processing capacity, which resulted in increased throughput. These additional quantities of lower margin blendstocks and feedstocks, however, caused the refining margin to decline from $5.81 per barrel to $2.49 per barrel during the second quarter of 2000. In addition, during the second quarter of 1999, the Wilmington Refinery benefited from the supply imbalance in the California market caused by unplanned shutdowns at several West Coast refineries which boosted industry refining margins.

During 1999, 416 convenience stores were sold or closed. Consequently, US retail fuel volumes and merchandise sales declined from 1999 levels. The US retail operations continued to be negatively impacted by the run up in wholesale gasoline prices resulting in a drop in fuel margin of 5.7% per gallon during the second quarter of 2000 as compared to 1999. Merchandise margins, however, increased to 27.3% in 2000 from 26.6% in 1999 due to cigarette price increases over the past year and a more profitable mix of merchandise being sold. The US retail operating income for the second quarter of 2000 was $21.7 million as compared to $24.4 million in 1999 due to improved profitability at the remaining convenience stores which partially offset the decline in business from the sold stores.

Selling, general and administrative expenses for the second quarter of 2000 decreased $6.9 million from the second quarter of 1999. As noted above, administrative expenses includes $18.7 million in pre-tax gains from environmental insurance recoveries, net of $14.0 million of one-time expense accruals. In addition, selling expenses were lower in 2000 as compared to 1999 as the Company has reduced advertising spending.

Northeast System

Sales and other revenues in the Northeast System increased $337.9 million, a 51.6% increase, from the second quarter in 1999 to the second quarter in 2000. The increase in sales was due to higher retail volumes being sold and higher selling prices of refined products as a result of higher crude oil prices compared to 1999.

Throughput at the Quebec Refinery increased from 153,400 barrels per day for the quarter ended June 30, 1999 to 161,400 barrels per day for the quarter ended June 30, 2000. The increase in throughput was due to production maximization following strong refining margins. In addition, the Quebec Refinery's refining margin rose from $1.71 in the second quarter of 1999 to $4.73 for the same period in 2000, a 176.6% increase. This significant increase in refining margin was due to strong product demand while industry inventories were low.

Retail fuel volumes in the Northeast System improved 7.3% as a result of higher motorist and home heating oil sales. The retail margin for the Northeast System, however, dropped 2.5 cents per gallon from 24.6 cents per gallon in 1999 to 22.1 cents per gallon in 2000 due to the quick rise in import parity wholesale gasoline prices which outpaced the increase in retail pump prices in eastern Canada.

Selling, general and administrative expenses for the second quarter of 2000 increased $5.0 million over the second quarter of 1999 due to higher selling expenses incurred to support the higher sales volumes in the motorist and home heating oil businesses.

Corporate

Interest expense for the second quarter of 2000 decreased 14.4% from the second quarter of 1999 due to the repayment of $602.8 million of debt primarily during the second half of 1999.

Equity income from joint ventures, which includes the Company's investment in Diamond-Koch, totaled $6.1 million for the second quarter of 2000 as compared to $6.8 million for 1999's second quarter. Petrochemical sales volumes continued to increase while product margins were squeezed due to the sharp run up in feedstock prices.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Financial and operating data by geographic area for the six months ended June 30, 2000 and 1999 are as follows:

Financial Data:
                                                                   Six Months Ended June 30,
                                             --------------------------------------------------------------------------
                                                         2000                                    1999 (1)
                                             -----------------------------------     ----------------------------------
                                                 US     Northeast       Total            US     Northeast       Total
                                                 --     ---------       -----            --     ---------       -----
                                                                           (in millions)
Sales and other revenues...............      $5,612.3     $2,026.9     $7,639.2      $4,871.4     $1,228.9     $6,100.3
Cost of products sold .................       3,774.9      1,388.9      5,163.8       2,973.3        694.5      3,667.8
Operating expenses.....................         425.2         46.3        471.5         458.8         42.4        501.2
Selling, general and
  administrative expenses..............          58.9         84.6        143.5          70.6         75.8        146.4
Taxes other than income taxes..........         987.3        374.7      1,362.0       1,124.8        356.0      1,480.8
Depreciation and amortization..........         100.2         22.3        122.5          97.4         19.1        116.5
Restructuring and other expenses.......           0.2         (0.1)         0.1           9.2            -          9.2
                                             --------     --------     --------      --------     --------     --------
Operating income.......................      $  265.6     $  110.2        375.8      $  137.3     $   41.1        178.4
                                             ========     ========                   ========     ========
Interest income........................                                     6.2                                     5.8
Interest expense.......................                                   (61.5)                                  (76.0)
Equity income from joint ventures......                                    12.3                                     8.9
                                                                       ---------                               --------
Income before income taxes and dividends
  of subsidiary........................                                   332.8                                   117.1
Provision for income taxes.............                                   130.1                                    47.6
Dividends on subsidiary stock..........                                     5.1                                     5.1
                                                                       ---------                               --------
Net income.............................                                $  197.6                                $   64.4
                                                                       =========                               ========

Operating Data:


                                                       Six Months Ended June 30,
                                                        ------------------------
                                                         2000          1999
                                                         ----          ----
US System

   Mid-Continent Refineries2:
        Throughput (barrels per day)..................  364,100       403,500
        Margin ($/barrel).............................   $6.68         $3.15
        Operating cost ($/barrel).....................   $1.89         $1.82

   Wilmington Refinery:
        Throughput (barrels per day)..................  142,700       129,700
        Margin (dollars per barrel)...................   $4.17         $5.67
        Operating cost ($/barrel).....................   $1.64         $1.74

   Retail:
        Fuel volume (barrels per day).................  157,900       175,900
        Fuel margin (cents per gallon)................   10.1          11.6
        Merchandise sales ($1,000/day)................   $2,949        $3,493
        Merchandise margin (%)........................   27.7%         26.6%

Northeast System

   Quebec Refinery:
        Throughput (barrels per day)..................  162,000       155,800
        Margin ($/barrel).............................   $4.86         $1.69
        Operating cost ($/barrel).....................   $0.84         $0.89

   Retail:
        Fuel volume (barrels per day).................   72,900        68,400
        Overall margins (cents per gallon)3...........   23.0          25.3

---------------------
(1)  Certain 1999 amounts  have  been   reclassified  to  conform  to  the  2000
presentation.

(2) In December 1999, the Alma Refinery was permanently shutdown and ceased operations. Excluding the Alma Refinery operations from the Mid-Continent Refineries' amounts for the six months ended June 30, 1999 results in the following:

        Throughput (barrels per day) ................      351,400
        Margin ($/barrel)............................        $ 3.16
        Operating cost ($/barrel)....................        $ 1.73

(3)  Retail   marketing  overall   margin  reported  for  the  Northeast  System
represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the six months ended June 30, 2000 was $197.6 million as compared to $64.4 million for the six months ended June 30, 1999. On a per share basis, earnings are up 206.8% with diluted net income per share of $2.27 in the first six months of 2000 as compared to $0.74 per share in the first six months of 1999.

        o Factors contributing to this improved profitability for the six months ended June 30, 2000 were:

        o a reduction in operating expenses as a result of the sale of 416 convenience stores during 1999 and the permanent shut down of the Alma Refinery in December 1999,

        o a 25.2% increase in sales and other revenues due primarily to the increase in refined product prices resulting from increasing crude oil costs in 2000. The cost of crude oil increased from approximately $17 per barrel at June 30, 1999 to above $30 per barrel at June 30, 2000.

        o a $14.5 million decrease in interest expense as a result of the repayment of $602.8 million of debt primarily during the second half of 1999.

US System

The US System had operating income of $265.6 million for the six months ended June 30, 2000 as compared to $137.3 million for the six months ended June 30, 1999, which was generated mainly from the refining segment. Operating income for the US System's refining segment was $286.0 million through June 30, 2000 as compared to $153.4 million for the same period in 1999 as a result of dramatically improved refining margins.

The Mid-Continent Refineries' refining margin increased to $6.68 in 2000 from $3.15 in 1999 as prices for gasoline and distallate products continued to remain high. Throughput at the Mid-Continent Refineries declined during 2000 as a result of the permanent shutdown of the Alma Refinery in December 1999, which generated throughput of 52,100 barrels per day in the first half of 1999.

Throughput at the Wilmington Refinery increased 10.0% from 129,700 barrels per day in 1999 to 142,700 barrels per day in 2000. During 2000, the Wilmington Refinery processed greater quantities of lower margin blendstocks and feedstocks than in 1999 which improved the throughput but, at the same time, caused the refining margin to decline $1.50 per barrel to $4.17 per barrel during the first six months of 2000. During the first six months of 1999, the Wilmington Refinery benefited from strong margins caused by the supply imbalance in the California market due to unplanned shutdowns at several West Coast refineries.

The US retail operations continued to be negatively impacted by the decline in fuel margins as a result of wholesale gasoline prices increasing faster than retail pump prices. The decrease in US retail fuel volumes is due mainly to the sale of 416 convenience stores during 1999. Fuel volumes sold per store, however, increased from 3,833 gallons per day in 1999 to 4,281 gallons per day in 2000 and merchandise sales per store increased from $1,792 per day in 1999 to $1,901 per day in 2000. In addition, the merchandise margin increased to 27.7% in the first half of 2000 as compared to 26.6% in 1999 due to higher margin merchandise sales, including cigarettes, the prices of which have steadily increased over the past year.

Selling, general and administrative expenses for the first six months of 2000 were $11.7 million lower than in the first six months of 1999. This decrease was due to lower selling expenses as a result of 416 fewer convenience stores and the recovery of $18.7 million of environmental insurance claims, which were partially offset by $14.0 million of one-time expense accruals for litigation, SAP system training, and other charges.

Restructuring and other expenses for the six months ended June 30, 1999 included $11.0 million of transaction costs associated with the termination of the proposed Diamond 66 joint venture, $3.6 million of restructuring reserve reductions and $1.8 million of net losses on asset sales.

Northeast System

Operating income of $110.2 million for the Northeast System more than doubled for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Sales and other revenues increased $798.0 million from $1,228.9 million during the first six months of 1999 to $2,026.9 million for the same period in 2000. The increase in sales was due to higher selling prices of refined products as a result of higher crude oil prices compared to 1999 combined with a 1.6% increase in sales volume.

Throughput at the Quebec Refinery improved to 162,000 barrels per day during 2000 compared to 155,800 barrels per day during 1999. In addition, the refinery margin increased 187.6% to $4.86 per barrel during 2000 due to lower industry inventory levels and increased demand. These improvements combined with lower operating costs per barrel resulted in operating income for the refinery segment of $95.8 million for the six months ended June 30, 2000 compared to $13.8 million for the same period in 1999.

Retail fuel volumes in the Northeast System improved 6.6% as a result of higher motorist and home heating oil sales. The retail margin for the Northeast System, however, dropped 2.3 cents per gallon from 25.3 cents per gallon in 1999 to 23.0 cents per gallon in 2000 due to the quick rise in wholesale gasoline prices which outpaced the increase in retail pump prices in eastern Canada.

Selling, general and administrative expenses were 11.6% higher for the six months ended June 30, 2000 than in 1999 due to the additional selling expenses associated with higher sales volumes.

Corporate

Interest expense for the first six months of 2000 decreased 19.1% compared to the first six months of 1999 due to the repayment of $602.8 million of debt during the last six months of 1999.

The consolidated income tax provisions for the six months ended June 30, 2000 and 1999 were based upon the Company's estimated effective income tax rates for the years ending December 31, 2000 and 1999 of 39.1% and 41.7%, respectively. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.

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

Industry refining margins during the second quarter of 2000 more than doubled from a year ago due to low refined product inventories throughout North America and strong consumer demand. At the start of the summer driving season, most heavily populated cities in the United States require gasoline retailers to sell more expensive reformulated gasoline to minimize air pollution. Since the reformulated gasoline is not produced at all refineries, there is a limited supply. This limited supply coupled with a temporary shutdown of a Midwest refined product pipeline resulted in a supply imbalance in the Midwest region causing retail pump prices in some areas to exceed $2.00 per gallon. Gasoline demand was higher in the second quarter of 2000 versus 1999 which helped keep inventories low even as producers seasonally increased production. While refining margins moved higher, wholesale and retail fuel margins eroded as wholesale and retail prices could not keep pace with the steep escalation of crude oil prices. Crude oil prices remained high during the quarter but an increase in crude oil production announced by OPEC in late June resulted in crude oil prices dropping over $2.00 per barrel from $35 per barrel. Crude oil prices continue to decline and, in recent weeks have settled in the $30 per barrel range.

Operating results in the early part of the third quarter of 2000 continue at the strong levels experienced in the first half of the year. Continued strong industry fundamentals are keeping refining margins above historical levels as the end of the summer driving season nears. Low gasoline inventories and steady demand should continue to stabilize refined product prices, and retail margins should recover resulting in a better balance between the refining and retail segments. In addition, per store volumes for both fuel and merchandise continue to trend higher than last year.

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

During the six months ended June 30, 2000, capital expenditures totaled $53.0 million of which $37.2 million related to maintenance expenditures and $15.8 million related to growth opportunity expenditures. Approximately $13.7 million and $12.4 million of costs have been incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the six months ended June 30, 2000, the Company also incurred $14.2 million in refinery maintenance turnaround costs primarily at the Three Rivers and McKee Refineries.

The Company plans to invest $40.0 million to expand its Quebec Refinery from 160,000 barrels per day to 190,000 barrels per day to meet the growing demand in eastern Canada and the northeast area of the United States. The expansion, which is still subject to permitting approvals, is expected to further reduce unit operating and feedstock costs. The project is included in the capital expenditures budget for 2000 and is slated for completion in the latter part of 2001.

On August 4, 2000, the Company announced it signed a definitive Asset Purchase and Sale Agreement with Tosco Corporation to buy its Avon refinery in California. The refinery, located in the San Francisco bay area of California, is a complex, 168,000 barrels per day refinery that processes sour and heavy crude oil. The purchase price will be $650.0 million plus a contingency payment of up to $150.0 million to be paid over eight years if annual West Coast refining industry margins are above average. The transaction has been approved by the Boards of Directors of both companies and is subject to regulatory approval. The purchase will be financed with available cash and existing credit facilities and is expected to close before year end.

The Company is continually investigating strategic acquisitions and other business opportunities, some of which may be material that will complement its current business activities.

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

Liquidity and Capital Resources

Financing

As of June 30,  2000,  the  Company  had cash and  cash  equivalents  of  $124.2 million. The Company currently has two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of June 30, 2000, the Company had borrowing capacity of approximately $827.4 million remaining under its committed bank facilities and commercial paper program and had approximately $600.2 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to its bank credit facilities, the Company has $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to the Company's working capital and would be available for general corporate purposes.

The Company also has $74.9 million available pursuant to committed lease facilities aggregating $355.0 million under which the lessors will construct or acquire and lease to the Company primarily convenience stores.

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

Effective March 29, 1999, the Company established a revolving accounts receivable securitization facility (Securitization Facility) which provides the Company with the ability to sell up to $250.0 million of accounts receivable on an ongoing basis. In connection with the Securitization Facility, the Company sells, on a revolving basis, an undivided interest in certain of its trade and credit card receivables. The proceeds from the sale of accounts receivable, which totaled $237.6 million during 1999, were used to reduce the Company's outstanding indebtedness, including indebtedness under its commercial paper program. At June 30, 2000 and December 31, 1999, the balance of receivables sold was $89.8 million and $39.8 million, respectively.

The Company is considering the formation of a master limited partnership (MLP), which would operate most of the Company's pipeline and terminal assets. A wholly-owned subsidiary of the Company would be the general partner of the MLP and operate the assets on its behalf. It is contemplated that the MLP, through an initial public offering, would sell limited partnership units to the public representing a minority of the ownership interest. Management expects to form the MLP and complete the initial public offering during the second half of 2000 subject to acceptable market conditions and other considerations.

Equity

On August 1, 2000, the Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on August 31, 2000 to holders of record on August 17, 2000.

Cash Flows for the Six Months Ended June 30, 2000

During the six months ended June 30, 2000, the Company's cash position increased $31.4 million to $124.2 million. Net cash provided by operating activities was $118.0 million due to improved profitability despite an increase in accounts and notes receivable of $180.5 million resulting primarily from higher refined product prices in the first six months of 2000.

Net cash used in investing activities during the six months ended June 30, 2000 totaled $50.4 million which included $53.0 million for capital expenditures and $14.2 million for refinery maintenance turnaround costs. The Company received $16.8 million of proceeds from mainly retail asset sales.

Net cash used in financing activities during the six months ended June 30, 2000 totaled $35.5 million. During the six months ended June 30, 2000, the Company's commercial paper and short-term borrowings increased $14.0 million to fund the higher investment in accounts and notes receivable explained above. The Company also paid cash dividends totaling $47.8 million during the six months ended June 30, 2000.

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

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. As the Company's Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, the Company's net equity at June 30, 2000 by $95.5 million. Although the Company expects the exchange rate to fluctuate during 2000, it cannot reasonably predict its future movement.

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

Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." FASB Statement No. 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. The Company is currently evaluating the impact of adopting this new standard.

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

Interest Rate Risk

The Company is subject to interest rate risk on its long-term fixed interest rate debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have maturities of less than three months. The carrying amount of the Company's floating interest rate debt approximates fair value. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by obtaining debt that has a floating interest rate or using interest rate swaps to change fixed interest rate debt to floating interest rate debt. Since mid-1999, the Federal Reserve has raised interest rates six times and may continue with further rate increases in order to slow growth and keep inflation in line. As a result, the fair value of the Company's fixed rate debt has declined, as shown in the following tables.

The following table provides information about the Company's long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted average interest rates by expected maturity dates, after consideration of refinancing, are presented. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average floating rates shown in the tables below are based on implied forward rates in the yield curve at June 30, 2000 and December 31, 1999.

                                                                      June 30, 2000
                                -------------------------------------------------------------------------------------------
                                                       Expected Maturity - Year Ending December 31,
                                -------------------------------------------------------------------------------------------
                                                                                         There-                     Fair
                                2000        2001        2002        2003        2004     after        Total         Value
                                ----        ----        ----        ----        ----     -----       -------       ------
                                                           (in millions, except interest rates)
Long-term Debt:
   Fixed rate................   $11.4       $84.3       $284.8      $33.3       $0.6     $911.3      $1,325.7      $1,272.7
     Average interest rate...     8.9%        9.6%         8.7%       8.7%       7.7%       7.6%          8.0%        N/A
   Floating rate.............   $   -       $   -       $ 26.5      $   -       $  -     $    -      $   26.5      $   26.5
     Average interest rate...       -%          -%         7.5%         -%         -%        -%           7.5%        N/A

Interest Rate Swaps:

   Fixed to floating.........   $   -       $   -       $200.0      $   -      $   -     $250.0       $ 450.0        $450.0
     Average pay rate........     6.6%        6.7%         6.7%       6.8%       6.8%       7.0%          6.9%        N/A
     Average receive rate....     6.4%        6.4%         6.4%       6.6%       6.6%       6.9%          6.7%        N/A


                                                                                  December 31, 1999
                                -------------------------------------------------------------------------------------------
                                                       Expected Maturity - Year Ending December 31,
                                -------------------------------------------------------------------------------------------
                                                                                         There-                     Fair
                                2000        2001        2002        2003        2004     After        Total         Value
                                ----        ----        ----        ----        ----     -----        -----         -----
                                                           (in millions, except interest rates)

Long-term Debt:

   Fixed rate................   $14.0       $84.5       $285.0      $33.5       $0.6     $911.4      $1,329.0      $1,295.2
     Average interest rate...     8.8%        9.6%         8.7%       8.8%       7.7%       7.6%          8.0%       N/A
   Floating rate.............   $   -       $   -       $ 12.6      $   -       $  -     $    -      $   12.6      $   12.6
     Average interest rate...       -           -%         5.7%         -%         -%         -%          5.7%       N/A

Interest Rate Swaps:

   Fixed to floating.........   $   -       $   -       $200.0      $   -       $  -     $250.0      $  450.0      $450.0
     Average pay rate........     6.22%       6.91%        7.00%      7.09%      7.13%      7.50%         7.18%      N/A
     Average receive rate....     6.43%       6.43%        6.43%      6.59%      6.59%      6.88%         6.69%      N/A

Foreign Currency Risk

The Company periodically enters into short-term foreign exchange contracts to manage its exposure to exchange rate fluctuations on the trade payables of its Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At June 30, 2000, the Company did not have any short-term foreign exchange contracts.

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

During the six months ended June 30, 2000, the Company purchased $2.2 billion of crude oil to supply its various refineries. In conjunction with these purchases, the Company entered into commodity futures contracts. The commodity futures contracts are generally satisfied by the Company taking physical delivery of the underlying crude oil or refined product; however, there are contracts which are closed without taking physical delivery of the underlying barrels.

As of June 30, 2000, the Company did not hold any commodity futures contracts not designated as hedges. However during the six months ended June 30, 2000, the Company incurred a loss of $1.8 million associated with such contracts not designated as hedges which are marked to market value and recognized currently in cost of products sold.

As of June 30, 2000, the Company had outstanding commodity futures and price swap contracts to buy $337.7 million and sell $301.7 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 6.4 million barrels of crude oil and refined products which will mature on various dates through June 2002. As of December 31, 1999, the Company had outstanding commodity futures and price swap contracts to buy $351.8 million and sell $194.0 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 6.4 million barrels of crude oil and refined products which mature on various dates through June 2002. The fair value of commodity futures contracts designated as hedges is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

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

                                                                        June 30, 2000
                                        --------------------------------------------------------------------------
                                                            Fair
                                           Carrying         Value                                        Weighted
                                            Amount         Amount         Contract        Contract        Average
                                          Gain (Loss)     Gain (Loss)      Amount         Volumes          Price
                                          -----------     -----------     --------        --------       ---------
                                                        (in millions, except weighted average price)
        Procurement:
        Futures contracts - long:
          2000 (mbbls)..................     $0.8            $2.5          $197.7            6.9           $28.82

        Futures contracts - short:
          2000 (mbbls)...................    (0.6)          (10.0)          301.7            9.3            32.46

        Price swaps:
          2002...........................    (9.1)            8.9           140.0            6.4            22.00


                                                                      December 31, 1999
                                         -----------------------------------------------------------------------------
                                                            Fair
                                           Carrying         Value                                        Weighted
                                            Amount         Amount         Contract        Contract        Average
                                         Gain (Loss)      Gain (Loss)      Amount         Volumes          Price
                                         -----------      -----------     --------        --------       ---------
                                                                                           (mbbl)
                                                        (in millions, except weighted average price)
        Procurement:
        Futures contracts - long:
          2000...........................    $0.9            $2.3          $211.8            9.5           $22.26

        Futures contracts - short:
          2000...........................     0.1             0.4           194.0            8.8            22.02

        Price swaps:
          2002...........................    (9.1)          (19.9)          140.0            6.4            22.00

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Unocal Patent Infringement Action (Update) On March 29, 2000 the U. S. Court of Appeals upheld a California trial court's decision that Unocal Corporation holds a valid patent with respect to certain reformulated gasoline compositions, and assessed damages of 5.75 cents per gallon for gasoline infringing on the patent. The defendants in the suit, Arco, Chevron, Exxon Mobil, Shell, and Texaco, have filed a petition for rehearing with the U.S. Court of Appeals. The Company is not a party to the suit and is therefore not bound by its outcome. The Company's exposure, if any, depends on numerous factors, including the availability of alternate gasoline formulations and its ability to recover any additional costs in the marketplace.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     27.1.  Financial Data Schedule

(b)  Reports on Form 8-K
     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

By:  /s/ H. Pete Smith
--------------------------------------
         H. PETE SMITH
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         August 14, 2000