Form 10-Q/A
period 2000-06-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 2000-08-15
CIK 887207

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

By:  /s/ H. Pete Smith
   ----------------------------------
         H. PETE SMITH
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         August 1, 2000