Form 10-Q
period 2000-09-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 2000-11-14
CIK 887207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

As of October 31, 2000, 86,948,000 shares of Common Stock, $0.01 par value, were outstanding and the aggregate market value of such stock as of October 31, 2000 was $2,282,385,000.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                         Page

                         PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of September 30, 2000
        and December 31, 1999............................................  3

    Consolidated Statements of Income for the Three and Nine Months
        Ended September 30, 2000 and 1999................................  4

    Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 2000 and 1999......................................  5

    Consolidated Statements of Comprehensive Income for the Three
        and Nine Months Ended September 30, 2000 and 1999................  6

    Notes to Consolidated Financial Statements...........................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations............................................ 13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.... 26

                           PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings............................................. 30

  Item 6.  Exhibits and Reports on Form 8-K.............................. 30

           SIGNATURE..................................................... 31

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)
                                                                         September 30,      December 31,
                                                                              2000              1999
                                                                              ----              ----
                                                                          (unaudited)
                                Assets

Current assets:
   Cash and cash equivalents........................................       $   177.4         $    92.8
   Accounts and notes receivable, net...............................           623.1             616.5
   Inventories......................................................           845.6             556.8
   Prepaid expenses and other current assets........................            32.7              20.3
   Deferred income taxes............................................           108.9             110.4
                                                                           ---------         ---------
      Total current assets..........................................         1,787.7           1,396.8
                                                                           ---------         ---------

Property, plant and equipment.......................................         5,044.7           4,345.8
Less accumulated depreciation and amortization......................        (1,448.2)         (1,315.9)
                                                                           ---------         ---------
   Property, plant and equipment, net...............................         3,596.5           3,029.9
Other assets, net...................................................           507.1             509.3
                                                                           ---------         ---------
    Total assets....................................................       $ 5,891.3         $ 4,936.0
                                                                           =========         =========

                 Liabilities and Stockholders' Equity
Current liabilities:

   Notes payable and current portion of long-term debt..............       $     7.3         $    14.0
   Accounts payable.................................................           655.3             489.2
   Accrued liabilities..............................................           507.2             392.4
   Taxes other than income taxes....................................           214.5             293.8
   Income taxes payable.............................................            55.4              68.7
                                                                           ---------         ---------
      Total current liabilities.....................................         1,439.7           1,258.1
                                                                           ---------         ---------

Long-term debt, less current portion................................         1,773.8           1,327.6
Other long-term liabilities.........................................           367.0             372.8
Deferred income taxes...............................................           383.5             284.2
Commitments and contingencies

Company obligated preferred stock of subsidiary.....................           200.0             200.0

Stockholders' equity:

   Common Stock, par value $0.01 per share:
     250,000,000 shares authorized, 86,947,000 and
     86,700,000 shares issued and outstanding as of
     September 30, 2000  and December 31, 1999......................             0.9               0.9
   Additional paid-in capital.......................................         1,515.0           1,516.3
   Treasury stock...................................................            (1.2)             (0.7)
   Grantor trust stock ownership program............................           (95.8)           (100.0)
   Retained earnings................................................           413.9             160.4
   Accumulated other comprehensive loss ............................          (105.5)            (83.6)
                                                                           ---------         ---------
     Total stockholders' equity.....................................         1,727.3           1,493.3
                                                                           ---------         ---------
     Total liabilities and stockholders' equity.....................       $ 5,891.3         $ 4,936.0
                                                                           =========         =========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            (unaudited, in millions, except share and per share data)

                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                     -------------              -------------
                                                                   2000         1999         2000          1999
                                                                   ----         ----         ----          ----
Sales and other revenues......................................    $4,516.7     $3,839.3     $12,155.9     $9,939.6
                                                                  --------     --------     ---------     --------

Operating costs and expenses:

   Cost of products sold......................................     3,130.1      2,507.4       8,293.9      6,175.2
   Operating expenses.........................................       276.3        250.1         747.8        751.3
   Selling, general and administrative expenses...............        83.0         72.9         226.5        219.3
   Taxes other than income taxes..............................       724.1        778.6       2,086.1      2,259.4
   Depreciation and amortization..............................        63.3         60.9         185.8        177.4
   Restructuring and other expenses, net......................        (0.1)        (1.2)            -          8.0
                                                                  --------     --------     ---------     --------

      Total operating costs and expenses......................     4,276.7      3,668.7      11,540.1      9,590.6
                                                                  --------     --------     ---------     --------

Operating income..............................................       240.0        170.6         615.8        349.0
  Interest income.............................................         5.0          3.0          11.2          8.8
  Interest expense............................................       (34.3)       (33.4)        (95.8)      (109.4)
  Equity income from joint ventures...........................         3.5          5.8          15.8         14.7
                                                                  --------     --------     ---------     --------

Income before income taxes and dividends of subsidiary........       214.2        146.0         547.0        263.1
  Provision for income taxes..................................       (84.0)       (59.2)       (214.1)      (106.8)
  Dividends on preferred stock of subsidiary..................        (2.6)        (2.6)                      (7.7)
                                                                  --------     --------     ---------    ---------
                                                                                                 (7.7)

Net income....................................................    $  127.6     $   84.2     $   325.2     $  148.6
                                                                  ========     ========     =========     ========

Net income per share:

   Basic......................................................    $   1.47     $   0.97     $    3.75     $   1.71
   Diluted....................................................    $   1.47     $   0.97     $    3.74     $   1.71

Weighted average number of shares (in thousands):

   Basic......................................................      86,794       86,631        86,759       86,594
   Diluted....................................................      87,003       86,807        86,922       86,711

Dividends per Common Share....................................    $  0.275      $ 0.275     $   0.825     $  0.825

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in millions)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              2000              1999
                                                                              ----              ----
Cash Flows from Operating Activities:
Net income ........................................................          $ 325.2          $ 148.6
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization...................................            185.8            177.4
   Provision for losses on receivables.............................             16.6              6.4
   Restructuring charges - write-down of property, plant
     and equipment and goodwill....................................              5.2                -
   Equity income from joint ventures...............................            (15.8)           (14.7)
   Loss (gain) on sale of property, plant and equipment............             (3.4)             0.6
   Deferred income tax provision...................................             98.4             84.1
   Other, net......................................................              3.7              2.7
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts and notes receivable..........            (23.5)           133.5
     Decrease (increase) in inventories............................           (146.7)            16.4
     Decrease (increase) in prepaid expenses and other
       current assets..............................................            (11.9)            10.0
     Increase in accounts payable and other current liabilities....            192.9             44.6
Increase in other long-term assets.................................             23.1              6.6
Decrease in other long-term liabilities............................            (21.8)           (32.6)
                                                                             -------          -------
         Net cash provided by operating activities.................            627.8            583.6
                                                                             -------          -------

Cash Flows from Investing Activities:

Capital expenditures...............................................            (89.3)          (125.1)
Acquisition of refinery operations.................................           (806.8)               -
Acquisition of retail operations, net of cash acquired.............            (14.5)               -
Deferred refinery maintenance turnaround costs.....................            (15.4)           (28.0)
Proceeds from sales of property, plant and equipment...............             21.0             30.4
                                                                             -------          -------
         Net cash used in investing activities.....................           (905.0)          (122.7)
                                                                             -------          -------

Cash Flows from Financing Activities:

Net change in commercial paper and short-term borrowings...........            119.4           (222.8)
Proceeds from debt borrowings......................................            350.0                -
Repayment of long-term debt........................................            (35.3)          (211.9)
Payment of cash dividends..........................................            (71.7)           (71.5)
Other, net.........................................................              1.8              2.2
                                                                             -------          -------
         Net cash provided by (used in) financing activities.......            364.2           (504.0)
                                                                             -------          -------

Effect of exchange rate changes on cash............................             (2.4)             3.7
                                                                             -------          -------

Net Increase (Decrease) in Cash and Cash Equivalents...............             84.6            (39.4)
Cash and Cash Equivalents at Beginning of Period...................             92.8            176.1
                                                                             -------          -------

Cash and Cash Equivalents at End of Period.........................          $ 177.4          $ 136.7
                                                                             =======          =======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in millions)
                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,
                                                                     -------------             -------------
                                                                   2000         1999         2000         1999
                                                                   ----         ----         ----         ----
Net income......................................................   $127.6        $ 84.2      $325.2       $148.6

Other comprehensive income (loss):

   Foreign currency translation adjustment......................     (8.9)          1.7       (21.9)        21.5
   Minimum pension liability adjustment,
     net of income tax benefit..................................        -             -           -         (1.1)
                                                                   ------        ------      ------       ------

Comprehensive income............................................   $118.7        $ 85.9      $303.3       $169.0
                                                                   ======        ======      ======       ======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (unaudited)

NOTE 1: Basis of Presentation

We prepared these unaudited consolidated financial statements in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. We have included all normal and recurring adjustments considered necessary for a fair presentation. You should read these unaudited consolidated financial statements with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 1999.

Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Our results of operations may be affected by seasonal factors, such as the demand for petroleum products and working capital requirements in the Northeast System, which vary during the year; or industry factors that may be specific to a particular period, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

NOTE 2: Inventories

Inventories consisted of the following:

                                                 September 30,      December 31,
                                                    2000               1999
                                                    ----               ----
                                                         (in millions)

Crude oil and other feedstocks................     $276.9             $155.4
Refined and other finished products and
        convenience store items...............      508.0              346.9
Materials and supplies........................       60.7               54.5
                                                   ------             ------

   Total inventories..........................     $845.6             $556.8
                                                   ======             ======

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
             Notes to Consolidated Financial Statements (Continued)

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

                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                     -------------              -------------
                                                                   2000         1999         2000          1999
                                                                   ----         ----         ----          ----
                                                                  (in millions, except share and per share data)
Basic Net Income Per Share:
Weighted average common shares outstanding
    (in thousands) ..............................................   86,794       86,631        86,759      86,594
                                                                   =======      =======       =======      ======

Net income applicable to Common Stock............................  $ 127.6      $  84.2       $ 325.2     $ 148.6
                                                                   =======      =======       =======     =======

Basic net income per share......................................   $  1.47      $  0.97       $  3.75     $  1.71
                                                                   =======      =======       =======     =======

Diluted Net Income Per Share:
Weighted average common shares outstanding
    (in thousands) ..............................................   86,794       86,631        86,759      86,594

Net effect of dilutive stock options based on the treasury
   stock method using the average market price...................      209          176           163         117
                                                                   -------      -------       -------     -------

Weighted average common equivalent shares........................   87,003       86,807        86,922      86,711
                                                                   =======      =======       =======     =======

Net income......................................................   $ 127.6      $  84.2       $ 325.2     $ 148.6
                                                                   =======      =======       =======     =======

Diluted net income per share....................................   $  1.47      $  0.97       $  3.74     $  1.71
                                                                   =======      =======       =======     =======

NOTE 4: Restructuring and Other Expenses

Restructuring and other expenses consisted of the following:

                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,              September 30,
                                                                     -------------              -------------
                                                                   2000         1999         2000          1999
                                                                   ----         ----         ----          ----
                                                                                   (in millions)

  ........Loss (gain) on sale of property, plant and equipment     $   1.7      $  (1.2)      $  (3.4)    $   0.6
  Write-down of property, plant and equipment.................           -            -           5.2           -
  Transaction costs related to the terminated
      Diamond 66 joint venture................................           -            -             -        11.0
  ............................Restructuring reserve reductions        (1.8)           -          (1.8)       (3.6)
                                                                   -------      -------       -------     -------

       Restructuring and other expenses, net..................     $  (0.1)     $  (1.2)      $     -     $   8.0
                                                                   =======      =======       =======     =======

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             Notes to Consolidated Financial Statements (Continued)

During September 2000, we reduced our accruals for lease buyout costs and fuel system removal costs by $0.8 million and $1.0 million, respectively.

In June 2000, we recognized a $5.2 million impairment charge to writedown property, plant and equipment related to certain pipeline assets (carrying value prior to write-down was $5.7 million).

In March 1999, Phillips Petroleum Company and we terminated discussions related to the formation of a proposed joint venture (Diamond 66) between our two companies. During the first quarter of 1999, we expensed $11.0 million of transaction costs related to the formation of Diamond 66.

In June 1998, we adopted a three-year restructuring plan to reduce our retail cost structure by eliminating 250 positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores. In addition, we restructured certain pipeline and terminal operations and support infrastructure resulting in the elimination of 62 positions. During the nine months ended September 30, 2000, 41 convenience stores were sold or closed and 17 employees were terminated under the retail and pipeline and terminal restructuring plans. From June 1998 through December 1999, 227 convenience stores were sold or closed and 235 retail employees and 62 pipeline and terminal employees were terminated.

Changes in accrued restructuring costs for the nine months ended September 30, 2000 were as follows (in millions):

                                        Balance at                           Reserve             Balance at
                                     December 31, 1999      Payments       Reductions        September 30, 2000
                                     -----------------      --------       ----------        ------------------
   Severance and related costs           $ 5.1                $(2.3)         $   -                 $2.8
   Lease buyout costs                      6.0                    -           (0.8)                 5.2
   Fuel system removal costs               2.5                 (0.4)          (1.0)                 1.1
                                         -----                -----          -----                 ----
                                         $13.6                $(2.7)         $(1.8)                $9.1
                                         =====                =====          =====                 ====

NOTE 5: Commitments and Contingencies

Our operations are subject to environmental laws and regulations adopted by various governmental authorities. Site restoration and environmental remediation and clean-up obligations are accrued either when known or when considered probable and reasonably estimable. Total future environmental costs are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single year, we believe that those costs will not have a material adverse effect on our financial position.

There are various legal proceedings and claims pending against us that arose in the ordinary course of business. It is management's opinion, based upon advice of legal counsel, that these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.

NOTE 6: Business Segments

We have three reportable segments: Refining, Retail and Petrochemical/NGL. The Refining segment includes refinery, wholesale, product supply and distribution, and transportation operations. The Retail segment includes Company-operated convenience stores, dealers/jobbers and truckstop facilities, cardlock and home heating oil operations. The Petrochemical/NGL segment includes earnings from Nitromite fertilizer, NGL marketing and certain NGL pipeline operations. Equity income from Diamond-Koch and Skelly-Belvieu is not included in operating income. Operations that are not included in any of the three reportable segments are

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             Notes to Consolidated Financial Statements (Continued)

included in the Corporate category and consist primarily of corporate office expenditures.

Our reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. We evaluate performance based on earnings before interest, taxes and depreciation and amortization (EBITDA). Intersegment sales are generally derived from transactions made at prevailing market rates.

                                                                        Petrochemical
                                                 Refining     Retail         NGL            Corporate       Total
                                                 --------     ------         ---            ---------       -----
                                                                        (in millions)
Nine months ended September 30, 2000:
   Sales and other revenues from
      external customers...............           $8,729.0    $3,306.2     $120.7            $     -      $12,155.9
   Intersegment sales..................            2,512.5           -        1.4                  -        2,513.9
   EBITDA..............................              742.2       142.6       17.7              (85.1)         817.4
   Depreciation and amortization.......              123.9        52.5        0.8                8.6          185.8
   Operating income (loss).............              618.3        90.1        1.1              (93.7)         615.8
   Total assets........................            4,246.8     1,208.7      118.2              317.6        5,891.3

Nine months ended September 30, 1999:
   Sales and other revenues from
      external customers...............           $5,528.7    $4,311.9     $ 99.0            $     -      $ 9,939.6
   Intersegment sales..................            1,905.5         6.4          -                  -        1,911.9
   EBITDA..............................              474.0       148.6       18.2              (99.7)         541.1
   Depreciation and amortization.......              123.9        49.9        1.0                2.6          177.4
   Operating income (loss).............              350.1        98.7        2.5             (102.3)         349.0
   Total assets........................            3,270.5     1,252.1      163.5              423.0        5,109.1

Three months ended September 30, 2000:
   Sales and other revenues from
      external customers...............           $3,356.1    $1,119.2     $ 41.4            $     -      $ 4,516.7
   Intersegment sales..................              890.3           -          -                  -          890.3
   EBITDA..............................              305.9        31.6        3.6              (34.3)         306.8
   Depreciation and amortization.......               42.6        17.1        0.5                3.1           63.3
   Operating income (loss).............              263.3        14.5       (0.4)             (37.4)         240.0

Three months ended September 30, 1999:
   Sales and other revenues from
      external customers...............           $2,208.4    $1,589.0     $ 41.9            $     -      $ 3,839.3
   Intersegment sales..................              768.5         2.0          -                  -          770.5
   EBITDA..............................              225.7        37.4        8.0              (33.8)         237.3
   Depreciation and amortization.......               42.7        17.0        0.3                0.9           60.9
   Operating income (loss).............              183.0        20.4        1.9              (34.7)         170.6

                     ULTRAMAR DIAMOND SHAMROCK CORPORATION
             Notes to Consolidated Financial Statements (Continued)

The following summarizes the reconciliation of reportable segment operating income to consolidated operating income:

                                                       Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                         --------------                     --------------
                                                             2000              1999             2000              1999
                                                             ----              ----             ----              ----
Operating income:                                                                 (in millions)
  Total operating income for reportable segments...         $277.4            $205.3           $709.5           $ 451.3
  Corporate........................................          (37.4)            (34.7)           (93.7)           (102.3)
                                                            ------            ------           ------           -------
     Consolidated operating income.................         $240.0            $170.6           $615.8           $ 349.0
                                                            ======            ======           ======           =======

Note 7: Acquisitions

Golden Eagle Refinery

On August 31, 2000, we acquired Tosco Corporation's 168,000 barrel per day Avon Refinery (now renamed Golden Eagle Refinery) located in the San Francisco bay area of California. The purchase price of $806.8 million also included the crude oil and other feedstock inventories and the assumption of certain employee benefit liabilities. Additional contingency payments of up to $150.0 million over an eight-year period may be paid if average annual West Coast refinery margins exceed historical averages. The purchase was funded by a combination of proceeds from a $350.0 million bridge loan, $250.0 million from the sale of credit card and trade receivables under our existing securitization facility, and the remainder from cash and commercial paper borrowings. In October 2000, the bridge loan was refinanced with commercial paper borrowings.

Valley Shamrock

On September 29, 2000, we purchased Valley Shamrock, Inc. for $16.2 million. Valley Shamrock operates 23 convenience stores and two wholesale facilities in the Rio Grande Valley of south Texas.

Both of these acquisitions were accounted for using the purchase method. The purchase price for each acquisition was allocated based on a preliminary estimate of the fair values of the individual assets and liabilities at the date of acquisition. The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made based on the completion of final valuation studies. The excess of purchase price over the estimate of the fair values of the net assets acquired is being amortized as goodwill on a straight-line basis over 20 years. The operating results of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.

A summary of the preliminary purchase price allocations is shown below:

                                                                               Golden Eagle           Valley
                                                                                 Refinery            Shamrock
                                                                                 --------            --------
                                                                                        (in millions)
     Working capital.......................................................        $150.3             $ 0.7
     Property, plant and equipment.........................................         650.0              19.8
     Excess of cost over fair value of net assets
        of purchased business..............................................          28.6               2.6
     Other assets..........................................................             -               0.5
     Liabilities assumed and other, net....................................         (22.1)             (7.4)
                                                                                   ------             -----
              Total purchase price.........................................        $806.8             $16.2
                                                                                   ======             =====

NOTE 8: Subsequent Events

On October 4, 2000, our Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on December 5, 2000 to holders of record on November 21, 2000.

In November 2000, we received confirmation from the Internal Revenue Service that our appeal of a tax issue related to prior years was decided in our favor. This appeal pertained to the IRS' decision to not allow certain tax deductions we had taken during 1988 through 1994. The IRS confirmed it would refund to us $12.5 million of taxes we previously paid plus interest, which has not yet been determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

We are a leading independent refiner and retailer of high-quality refined products and convenience store merchandise in the central and southwest regions of the United States (the US System), and the northeast United States and eastern Canada (the Northeast System). Our operations consist of seven refineries (including the Golden Eagle Refinery) with a combined throughput of 850,000 barrels per day, approximately 5,000 convenience stores, pipelines, a home heating oil business, and related petrochemical operations.

Our operating results are affected by Company-specific factors, primarily our refinery utilization rates and refinery maintenance turnarounds; seasonal factors, such as the demand for petroleum products and working capital requirements; and industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products and industry supply capacity. The effect of crude oil price changes on our operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes. As a result, our earnings have been volatile in the past and may be volatile in the future.

Seasonality

In the Northeast System, demand for refined products varies significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for home heating oil during the winter months results in our Northeast System having higher accounts receivable and inventory levels during the first and fourth quarters of each year. Our US System is less affected by seasonal fluctuations in demand than our operations in the Northeast System. The working capital requirements of the US System, though substantial, show little fluctuation throughout the year. Both the US and Northeast Systems are impacted by the increased demand for gasoline during the summer driving season.

Acquisitions

In conjunction with our growth strategy, we completed two purchase transactions during the third quarter of 2000. On August 31, 2000, we acquired Tosco Corporation's 168,000 barrel per day Avon Refinery (now renamed Golden Eagle Refinery) located in the San Francisco bay area of California. The purchase price of $806.8 million also included the crude oil and other feedstock inventories and the assumption of certain employee benefit liabilities. Additional contingency payments of up to $150.0 million over an eight-year period may be paid if average annual West Coast refinery margins exceed historical averages.

In addition, on September 29, 2000, we purchased Valley Shamrock, Inc. for $16.2 million. Valley Shamrock, Inc. operates 23 convenience stores and two wholesale facilities in the Rio Grande Valley area of south Texas.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Financial and operating data by geographic area for the three months ended September 30, 2000 and 1999 are as follows:

Financial Data:
                                                                  Three Months Ended September 30,
                                             --------------------------------------------------------------------------
                                                            2000                                   1999 (1)
                                             -----------------------------------      ---------------------------------
                                                US        Northeast      Total           US       Northeast     Total
                                                --        ---------      -----           --       ---------     -----
                                                                          (in millions)
Sales and other revenues...............      $3,421.5     $1,095.2      $4,516.7      $3,054.2      $785.1     $3,839.3
Cost of products sold .................       2,371.7        758.4       3,130.1       1,986.5       520.9      2,507.4
Operating expenses.....................         253.2         23.1         276.3         229.7        20.4        250.1
Selling, general and
  administrative expenses..............          38.9         44.1          83.0          32.8        40.1         72.9
Taxes other than income taxes..........         507.4        216.7         724.1         585.5       193.1        778.6
Depreciation and amortization..........          52.0         11.3          63.3          51.3         9.6         60.9
Restructuring and other expenses.......      (    0.5)         0.4      (    0.1)         (1.7)        0.5         (1.2)
                                             --------     --------      --------      --------      ------     --------
Operating income.......................      $  198.8     $   41.2        240.0       $  170.1      $  0.5        170.6
                                             ========     ========                    ========      ======
Interest income........................                                      5.0                                    3.0
Interest expense.......................                                    (34.3)                                 (33.4)
Equity income from joint ventures......                                      3.5                                    5.8
                                                                        --------                               --------
Income before income taxes
  and dividends of subsidiary..........                                    214.2                                  146.0
Provision for income                                                       (84.0)                                 (59.2)
taxes.............
Dividends on subsidiary stock..........                                     (2.6)                                  (2.6)
                                                                        --------                               --------
Net income ............................                                 $  127.6                               $   84.2
                                                                        ========                               ========

Operating Data:

                                                                            Three Months Ended September 30,
                                                                                2000                 1999
                                                                                ----                 ----
US System
   Mid-Continent Refineries (2):
        Throughput (barrels per day)...............................              373,200              400,700
        Margin ($/barrel)..........................................               $ 5.74               $ 4.86
        Operating cost ($/barrel)..................................               $ 2.27               $ 1.74

   West Coast Refineries (3):
        Throughput (barrels per day)...............................              181,300              131,500
        Margin ($/barrel)..........................................               $ 8.90               $ 6.60
        Operating cost ($/barrel)..................................               $ 2.41               $ 1.73

   Retail:
        Fuel volume (barrels per day)..............................              165,300              180,400
        Fuel margin (cents per gallon).............................                  9.6                 10.1
        Merchandise sales ($1,000/day).............................              $ 3,157              $ 3,794
        Merchandise margin (%).....................................                26.9%                25.1%

                                                                            Three Months Ended September 30,
                                                                                2000                 1999
                                                                                ----                 ----
Northeast System
   Quebec Refinery:
        Throughput (barrels per day)...............................             158,300             128,600
        Margin ($/barrel)..........................................              $ 4.13              $ 2.30
        Operating cost ($/barrel)..................................              $ 0.93              $ 1.06

   Retail:
        Fuel volume (barrels per day)..............................              66,400              63,300
        Overall margins (cents per gallon) (4).....................                22.4                20.9

---------------------
(1)  Certain 1999 amounts  have  been   reclassified  to  conform  to  the  2000
presentation.

(2) In December 1999, the Alma Refinery was permanently shutdown and ceased operations. Excluding the Alma Refinery operations from the Mid-Continent Refineries' third quarter of 1999 results in the following:

        Throughput (barrels per day) .............         353,200
        Margin ($/barrel).........................         $  4.90
        Operating cost ($/barrel).................         $  1.68

(3) The West Coast Refineries include the operations of the Wilmington Refinery and the Golden Eagle Refinery since its acquisition on August 31, 2000. For September 2000, the Golden Eagle Refinery's operations included:

        Throughput (barrels per day) .............         136,200
        Margin ($/barrel).........................         $ 13.55
        Operating cost ($/barrel).................         $  3.51

(4) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the quarter ended September 30, 2000 totaled $127.6 million as compared to $84.2 million for the quarter ended September 30, 1999.

For the quarter ended September 30, 2000, diluted net income per share was $1.47. For the quarter ended September 30, 1999, diluted net income per share was $0.97.

Sales and other revenues for the quarter ended September 30, 2000 increased 18% over 1999 levels primarily as a result of the increase in refined product prices at both the wholesale and retail level. The increase in refined product prices was due to crude oil costs increasing $11 per barrel from the third quarter of 1999 to the third quarter of 2000. The retail price of gasoline and diesel increased approximately 40% in the third quarter of 2000 over the same period in 1999. Partially offsetting the increased sales prices of refined products were lower sales volumes in the US System as a result of closing down the Alma Refinery in December 1999 and selling 416 company-owned convenience stores during 1999.

US System

Operating income for the US System was $198.8 million for the third quarter of 2000 as compared to $170.1 million for the third quarter of 1999, an increase of 17%. The improvement in US System operating income resulted from:

o increased sales and other revenues of 12% resulting from higher refined product prices;

o  higher refining margins for the Mid-Continent and West Coast Refineries;  and

o the addition of the Golden Eagle Refinery in September 2000, which added $38.2 million of operating income.

The 10% increase in operating expenses for the third quarter of 2000 compared to the third quarter of 1999 was due to higher fuel gas costs and utility costs coupled with the addition of the Golden Eagle Refinery's operations in September 2000.

The Mid-Continent Refineries' refining margin, excluding the results for the Alma Refinery in 1999, increased $0.84 per barrel to $5.74 per barrel as all four refineries continued to operate at high throughput levels as gasoline and distillate prices remained strong. The decrease in refining throughput for the Mid-Continent Refineries from 400,700 barrels per day in 1999 to 373,200 barrels per day in 2000 was due mainly to the permanent shutdown of the Alma Refinery in December 1999. During the third quarter of 1999, the Alma Refinery contributed 47,500 barrels per day of throughput.

Throughput at the Wilmington Refinery increased 4% from 131,500 barrels per day in 1999 to 136,900 barrels per day in 2000 as a result of processing greater quantities of higher cost blendstocks and feedstocks (i.e., MTBE, gasoil, etc.) than in 1999. During 1999, the processing capacity of the Wilmington Refinery's sulfur plant was limited. During 2000, the sulfur plant returned to normal processing capacity, which resulted in increased throughput. Gasoline margins on the West Coast increased during the third quarter of 2000 due to planned turnarounds and unplanned shutdowns at some refineries in California. This market pressure resulted in an increase in the Wilmington Refinery's refining margin from $6.60 per barrel in 1999 to $7.39 per barrel in 2000.

During 1999, 416 convenience stores were sold or closed. Consequently, US retail fuel volumes and merchandise sales declined from 1999 levels. The US retail operations continued to be negatively impacted by the run up in wholesale gasoline prices resulting in a drop in fuel margin of 0.5 cents per gallon during the third quarter of 2000 as compared to 1999. Merchandise margins, however, increased to 26.9% in 2000 from 25.1% in 1999 due to cigarette price increases over the past year and a more profitable mix of merchandise being sold.

Selling, general and administrative expenses for the third quarter of 2000 increased $6.1 million from the third quarter of 1999. During the third quarter of 2000, we increased our allowance for uncollectible receivables by $5.2 million due to collection issues on several accounts which filed for bankruptcy.

Northeast System

Sales and other revenues in the Northeast System increased $310.1 million, a 39% increase, from the third quarter in 1999 to the third quarter in 2000. The increase in sales was due to higher retail volumes being sold and higher selling prices of refined products as a result of higher crude oil prices compared to 1999.

Throughput at the Quebec Refinery increased from 128,600 barrels per day for the quarter ended September 30, 1999 to 158,300 barrels per day for the quarter ended September 30, 2000. During late August and early September 1999, the
Quebec Refinery underwent a two-week turnaround on its crude oil unit which resulted in lower throughput for the third quarter of 1999. In addition, the Quebec Refinery's refining margin rose from $2.30 per barrel in the third quarter of 1999 to $4.13 per barrel for the same period in 2000, an 80% increase. This significant increase in refining margin was due to strong product demand while industry inventories remained at ten-year lows.

Retail fuel volumes in the Northeast System improved 5% as a result of higher motorist and home heating oil sales. The retail margin for the Northeast System also increased 1.5 cents per gallon from 20.9 cents per gallon in 1999 to 22.4 cents per gallon in 2000 due to the quick rise in import parity wholesale gasoline prices which resulted in increased retail pump prices in eastern Canada.

Selling, general and administrative expenses for the third quarter of 2000 increased $4.0 million over the third quarter of 1999 due to higher selling expenses incurred to support the higher sales volumes in the motorist and home heating oil businesses and an increase in the provision for uncollectible receivables.

Corporate

Interest expense for the third quarter of 2000 increased $0.9 million from the third quarter of 1999 as average outstanding borrowings rose slightly during the third quarter of 2000 as compared to the third quarter of 1999. The additional interest expense incurred from borrowings related to the acquisition of the Golden Eagle Refinery was only partially offset by the lower interest expense resulting from the 1999 debt reductions.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Financial and operating data by geographic area for the nine months ended September 30, 2000 and 1999 are as follows:

Financial Data:
--------------

                                                                Nine Months Ended September 30,
                                              -------------------------------------------------------------------------
                                                             2000                                 1999 (1)
                                              ----------------------------------     ----------------------------------
                                                 US        Northeast     Total          US        Northeast     Total
                                                 --        ---------     -----          --        ---------     -----
                                                                           (in millions)
Sales and other revenues...............       $9,033.8     $3,122.1    $12,155.9     $7,925.6     $2,014.0     $9,939.6
Cost of products sold .................        6,146.6      2,147.3      8,293.9      4,959.8      1,215.4      6,175.2
Operating expenses.....................          678.4         69.4        747.8        688.5         62.8        751.3
Selling, general and
  administrative expenses..............           97.8        128.7        226.5        103.4        115.9        219.3
Taxes other than income taxes..........        1,494.7        591.4      2,086.1      1,710.3        549.1      2,259.4
Depreciation and amortization..........          152.2         33.6        185.8        148.7         28.7        177.4
Restructuring and other expenses.......           (0.3)         0.3            -          7.5          0.5          8.0
                                              --------     --------    ---------     --------     --------     --------
Operating income.......................       $  464.4     $  151.4        615.8     $  307.4     $   41.6       349.0
                                              ========     ========                  ========     ========
Interest income........................                                     11.2                                    8.8
Interest expense.......................                                    (95.8)                                (109.4)
Equity income from joint ventures......                                     15.8                                   14.7
                                                                       ---------                               --------
Income before income taxes and
   dividends of subsidiary.............                                    547.0                                  263.1
Provision for income taxes.............                                   (214.1)                                (106.8)
Dividends on subsidiary stock..........                                     (7.7)                                  (7.7)
                                                                       ---------                               --------
Net income.............................                                $   325.2                               $  148.6
                                                                       =========                               ========

Operating Data:
--------------
                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                2000                 1999
                                                                                ----                 ----
US System
   Mid-Continent Refineries (2):
        Throughput (barrels per day)...................................         367,200             402,600
        Margin ($/barrel)..............................................         $  6.36             $  3.72
        Operating cost ($/barrel)......................................         $  2.02             $  1.79

   West Coast Refineries (3):
        Throughput (barrels per day)...................................         155,700             130,300
        Margin (dollars per barrel)....................................         $  6.02             $  5.98
        Operating cost ($/barrel)......................................         $  1.94             $  1.74

   Retail:
        Fuel volume (barrels per day)..................................         160,400             177,400
        Fuel margin (cents per gallon).................................             9.9                11.1
        Merchandise sales ($1,000/day).................................         $ 3,019             $ 3,594
        Merchandise margin (%).........................................           27.4%               26.1%

Northeast System

   Quebec Refinery:
        Throughput (barrels per day)...................................         160,800             146,600
        Margin ($/barrel)..............................................         $  4.62             $  1.87
        Operating cost ($/barrel)......................................         $  0.87             $  0.94

   Retail:
        Fuel volume (barrels per day)..................................          70,700              66,600
        Overall margins (cents per gallon) (4).........................            22.8                23.9

---------------------

(1) Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

(2) In December 1999, the Alma Refinery was permanently shutdown and ceased operations. Excluding the Alma Refinery operations from the Mid-Continent Refineries' amounts for the nine months ended September 30, 1999 results in the following:

        Throughput (barrels per day) ...............        352,000
        Margin ($/barrel)...........................        $  3.75
        Operating cost ($/barrel)...................        $  1.71

(3) The West Coast Refineries include the operations of the Wilmington Refinery and the Golden Eagle Refinery since its acquisition on August 31, 2000. For September 2000, the Golden Eagle Refinery's operations included the following:

        Throughput (barrels per day) ...............        136,200
        Margin ($/barrel)...........................        $ 13.55
        Operating cost ($/barrel)...................        $  3.51

(4) Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for Company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the nine months ended September 30, 2000 was $325.2 million as compared to $148.6 million for the nine months ended September 30, 1999. On a per share basis, earnings increased 119% with diluted net income per share of $3.74 in the first nine months of 2000 as compared to $1.71 per share in the first nine months of 1999.

Factors contributing to this improved profitability for the nine months ended September 30, 2000 were:

o a 22% increase in sales and other revenues due primarily to the increase in refined product prices resulting from increasing crude oil costs in 2000. The cost of crude oil increased from approximately $22 per barrel at September 30, 1999 to above $33 per barrel at September 30, 2000;

o a reduction in US System operating expenses due to lower retail operating expenses as we sold 416 convenience stores in 1999 and closed the Alma Refinery in December 1999. Partially offsetting the lower retail and Alma operating expenses were higher fuel gas and utility costs to run the refineries and additional operating expenses incurred at the Golden Eagle Refinery, which was acquired on August 31, 2000; and

o a $13.6 million decrease in interest expense as a result of the repayment of $602.8 million of debt primarily during the second half of 1999.

US System

The US System's operating income of $464.4 million for the nine months ended September 30, 2000 increased 51% as compared to the nine months ended September 30, 1999 primarily due to operating income generated in the refining segment. Operating income for the US System's refining segment was $513.2 million through September 30, 2000 as compared to $333.3 million for the same period in 1999 as a result of dramatically improved refining margins. Excluding Golden Eagle's operations from 2000 and Alma's operations from 1999, the US System's refineries' gross profit margin improved to $6.18 per barrel in 2000 from $5.36 per barrel in 1999.

The Mid-Continent Refineries' refining margin, excluding the results for the Alma Refinery in 1999, increased to $6.36 per barrel in 2000 from $3.75 per barrel in 1999 as prices for gasoline and distillate products continued to remain high. Throughput at the Mid-Continent Refineries declined during 2000 as a result of the permanent shutdown of the Alma Refinery in December 1999, which generated throughput of 50,600 barrels per day during the nine months ended September 30, 1999. However, excluding Alma's throughput in 1999, the Mid-Continent Refineries' throughput increased 4% in the first nine months of 2000 as compared to 1999.

The West Coast Refineries, which now include both the Wilmington and Golden Eagle Refineries, benefited from very strong West Coast refining margins, which reached a monthly average high of $18.33 per barrel for September 2000. Throughput at the Wilmington Refinery increased 8% from 130,300 barrels per day in 1999 to 140,800 barrels per day in 2000. The refining margin for the Wilmington Refinery decreased from $5.98 per barrel in 1999 to $5.22 per barrel in 2000. During 2000, the Wilmington Refinery has processed greater quantities of lower margin blendstocks and feedstocks than in 1999 which has increased throughput, but it has also negatively impacted its refining margin. During the first nine months of 1999, the Wilmington Refinery benefited from strong refining margins caused by the supply imbalance in the California market due to unplanned shutdowns at several West Coast refineries.

The US retail operations continued to be negatively impacted by the decline in fuel margins as a result of wholesale gasoline prices increasing faster than retail pump prices. Operating income for the US System's retail segment was $22.7 million through September 30, 2000 as compared to $49.0 million for the same period in 1999 as a result of the lower fuel margin. The decrease in US retail fuel volumes is due mainly to the sale of 416 convenience stores during 1999. Merchandise sales per store decreased from $3,594,000 per day in 1999 to $3,019,000 per day in 2000. However, the merchandise margin increased to 27.4% in the first nine months of 2000 as compared to 26.1% in 1999 due to higher margin merchandise sales, including cigarettes, the prices of which have steadily increased over the past year.

Selling, general and administrative expenses for the first nine months of 2000 were $5.6 million lower than in the first nine months of 1999. This decrease was due to lower selling expenses as a result of 416 fewer convenience stores and the recovery of $18.7 million of environmental insurance claims. Partially offsetting the lower selling, general and administrative expenses were higher expense accruals for litigation, SAP system training costs, employee benefit costs and provisions for uncollectible receivables.

Restructuring and other expenses for the nine months ended September 30, 2000 include:

o a $5.2 million write-down of property, plant and equipment related to certain pipeline assets,
o  a $1.8 million reduction of restructuring reserves, and
o  a $3.4 million net loss on sales of assets.

Restructuring and other expenses for the nine months ended September 30, 1999 included:

o $11.0 million of transaction costs associated with the termination of the proposed Diamond 66 joint venture,
o  $3.6 million of restructuring reserve reductions, and
o  $0.6 million of net losses on sales of assets.

Northeast System

Operating income of $151.4 million for the Northeast System more than tripled for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Sales and other revenues increased $1,108.1 million from $2,014.0 million during the first nine months of 1999 to $3,122.1 million for the same period in 2000. The increase in sales was due to higher selling prices of refined products as a result of higher crude oil prices compared to 1999 combined with a 1.9% increase in sales volume.

Throughput at the Quebec Refinery improved to 160,800 barrels per day during 2000 compared to 146,600 barrels per day during 1999. In addition, the refinery margin increased 147% to $4.62 per barrel during 2000 due to lower industry inventory levels and increased demand in 2000. These improvements combined with lower operating costs per barrel resulted in operating income for the refinery segment of $136.4 million for the nine months ended September 30, 2000 compared to $15.4 million for the same period in 1999.

Retail fuel volumes in the Northeast System improved 6% as a result of higher motorist and home heating oil sales. The retail margin for the Northeast System, however, dropped 1.1 cents per gallon from 23.9 cents per gallon in 1999 to 22.8 cents per gallon in 2000 due to the rise in wholesale gasoline prices which outpaced the increase in retail pump prices in eastern Canada.

Selling, general and administrative expenses were 11% higher for the nine months ended September 30, 2000 than in 1999 due to the additional selling expenses associated with higher sales volumes.

Corporate

Interest expense for the first nine months of 2000 decreased 12% compared to the first nine months of 1999 due to the repayment of $602.8 million of debt during the last nine months of 1999.

Outlook

Our earnings depend largely on refining and retail margins. The petroleum refining and marketing industry has been and continues to be volatile and highly competitive. The cost of crude oil purchased by us as well as the price of refined products sold by us have fluctuated widely in the past. As a result of the historic volatility of refining and retail margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels.

Industry refining margins during the third quarter of 2000 remained above average due to low refined product inventories and increased refined product demand. On the West Coast, refining margins were especially strong due to planned refinery maintenance turnarounds and unplanned shutdowns at some of the California-based refineries. Gasoline demand in the United States was comparable to last year's levels, but diesel demand grew by more than 7% compared to the third quarter of 1999. Stronger consumer demand and the prospects for a cooler winter in 2000 than last year have kept distillate margins (including heating oil) at significantly higher levels than normally seen at this time of the year.

As crude oil prices moved past $35 per barrel, the United States decided to release 30 million barrels of crude oil from the strategic petroleum reserve. This action temporarily dropped the price of crude oil to the $30 range and helped increase refining margins, as refined product prices were slow to react due to already low refined product inventories nationwide.

Looking ahead to the fourth quarter of 2000, we expect distillate margins to stay strong due to low distillate inventories and continued strong consumer demand; however, a change in the winter weather pattern could significantly impact distillate margins. Gasoline margins are expected to fall seasonally but should stay above average. Crude oil prices have become very volatile due to continued tensions in the Middle East, which has kept prices above the $30 range. In the retail segment, refined product inventories remain at ten-year lows. Our per store volumes for both fuel and merchandise continue to trend higher than last year.

See "Certain Forward-Looking Statements."

Capital Expenditures

The petroleum refining and marketing industry is a capital-intensive business. Significant capital requirements include expenditures to upgrade or enhance refinery operations to meet environmental regulations and maintain our competitive position, as well as to acquire, build and maintain broad-based retail networks. The capital requirements of our operations consist primarily of:

    o maintenance expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

    o growth opportunity expenditures, such as those planned to expand and upgrade our retail business, to increase the capacity of certain refinery processing units and pipelines and to construct additional petrochemical processing units.

During the nine months ended September 30, 2000, capital expenditures totaled $89.3 million of which $56.8 million related to maintenance expenditures and $32.5 million related to growth opportunity expenditures. Approximately $20.2 million and $21.1 million of costs were incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. The balance of the maintenance expenditures in 2000 relates primarily to the SAP information system completed in the second quarter of 2000. During the nine months ended September 30, 2000, we also incurred $15.4 million in refinery maintenance turnaround costs primarily at the Three Rivers and McKee Refineries.

We plan to invest $40.0 million to expand our Quebec Refinery from 160,000 barrels per day to 190,000 barrels per day to meet the growing consumer demand in eastern Canada and the northeast area of the United States. The expansion is expected to further reduce unit operating and feedstock costs. The project is included in the capital expenditures budget for 2000 and 2001 and is slated for completion in the latter part of 2001.

We are continually investigating strategic acquisitions and other business opportunities, some of which may be material, that will complement our current business activities. On August 31, 2000, we acquired the Golden Eagle Refinery from Tosco Corporation for a total of $806.8 million. On September 29, 2000, we acquired Valley Shamrock, Inc., which operates 23 convenience stores and two wholesale facilities for $16.2 million.

We expect to fund our capital expenditures from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under our bank credit facilities and our commercial paper program discussed below. In addition, depending upon our future needs and the cost and availability of various financing alternatives, we may, from time to time, seek additional debt or equity financing in the public or private markets under our universal shelf registrations.

Liquidity and Capital Resources

Financing

As of September 30, 2000, our cash and cash equivalents totaled $177.4 million. We currently have two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of September 30, 2000, we had borrowing capacity of approximately $736.1 million remaining under our committed bank facilities and commercial paper program and had approximately $597.8 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

In addition to our bank credit facilities, we have $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to our working capital and would be available for general corporate purposes.

We also have $74.9 million available pursuant to committed lease facilities aggregating $355.0 million under which the lessors will construct or acquire and lease to us primarily convenience stores.

The bank facilities and other debt agreements require that we maintain certain financial ratios and other restrictive covenants. We are in compliance with those covenants and believe that those covenants will not have a significant impact on our liquidity or our ability to pay dividends. We believe our current sources of funds will be sufficient to satisfy our capital expenditure, working capital, debt service and dividend requirements for at least the next twelve months.

On July 1, 2000, we transferred most of the crude oil and refined product pipeline, terminalling, and storage assets that support the McKee, Three Rivers and Ardmore Refineries to Shamrock Logistics Operations, L.P., a newly formed wholly-owned subsidiary. In addition, we formed Shamrock Logistics, L.P., a newly formed wholly-owned subsidiary, which will be the parent entity of Shamrock Logistics Operations, L.P. On August 14, 2000, we filed a registration statement on Form S-1 relating to an initial public offering of limited partnership units of Shamrock Logistics, L.P., which we expect to complete in the fourth quarter of 2000, subject to acceptable market conditions and other considerations.

On August 31, 2000, we financed the purchase of the Golden Eagle Refinery with the following borrowings:

o $350.0 million from a short-term bridge loan with interest due at a rate of 7.6% and principal and interest due on October 2, 2000;

o    $250.0   million   under   the   existing   revolving  accounts  receivable
     securitization facility;

o    $100.0 million under the existing commercial paper program; and

o $106.8 million of cash. In October, the $350.0 million bridge loan was refinanced with borrowings under the commercial paper program.

Equity

On October 4, 2000, our Board of Directors declared a quarterly dividend of $0.275 per Common Share payable on December 5, 2000 to holders of record on November 21, 2000.

Cash Flows for the Nine Months Ended September 30, 2000

During the nine months ended September 30, 2000, our cash position increased $84.6 million to $177.4 million. Net cash provided by operating activities was $627.8 million due to improved profitability which was partially offset by an increase in inventories of $146.7 million due to the acquisitions of the Golden Eagle Refinery and Valley Shamrock.

Net cash used in investing activities during the nine months ended September 30, 2000 totaled $905.0 million which included acquisitions (primarily the Golden Eagle Refinery and Valley Shamrock) totaling $821.3 million, $89.3 million for capital expenditures and $15.4 million for refinery maintenance turnaround costs. We received $21.0 million of proceeds from the sales of various retail assets.

Net cash provided by financing activities during the nine months ended September 30, 2000 totaled $364.2 million. During the nine months ended September 30, 2000, our commercial paper and short-term borrowings increased $119.4 million and we received proceeds of $350.0 million from a bridge loan to fund the acquisition of the Golden Eagle Refinery. We also paid cash dividends totaling $71.7 million on our Common Shares during the nine months ended September 30, 2000.

Cash Flows for the Nine Months Ended September 30, 1999

During the nine months ended September 30, 1999, our cash position decreased $39.4 million to $136.7 million. Net cash provided by operating activities was $583.6 million including the receipt of $237.6 million from the sale of trade and credit card receivables under our accounts receivable securitization facility.

Net cash used in investing activities during the nine months ended September 30, 1999 totaled $122.7 million including $125.1 million for capital expenditures, $28.0 million for refinery maintenance turnaround costs and $30.4 million from proceeds from asset sales, primarily retail assets.

Net cash used in financing activities during the nine months ended September 30, 1999 totaled $504.0 million, including payments to reduce short-term borrowings and long-term debt of $434.7 million and for cash dividends totaling $71.5 million our Common Shares. In April and July 1999, we paid off $30.0 million of 10.75% Senior Notes and $175.0 million of 8.25% Notes, respectively.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. Since our Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, our net equity at September 30, 2000 by $105.5 million. Although we expect the exchange rate to fluctuate during 2000, we cannot reasonably predict its future movement.

With the exception of our crude oil costs, which are U.S. dollar denominated, fluctuations in the Canadian dollar exchange rate will affect the U.S. dollar amount of revenues and related costs and expenses reported by our Canadian operations. The potential impact on the refining margin of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by our pricing policies in the Northeast System, which generally pass on any change in the cost of crude oil. Retail margins, on the other hand, have been adversely affected by exchange rate fluctuations as competitive pressures have, from time to time, limited our ability to promptly pass on the increased costs to the ultimate customer. We have considered various strategies to manage currency risk, and we hedge the Canadian currency risk when such hedging is considered economically appropriate.

Accounting Pronouncements

FASB Statement No. 133

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." Statement No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of income, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.

We plan to adopt Statement No. 133, as amended, on January 1, 2001. As of September 30, 2000, we believe we have identified all derivative instruments we currently have in place that will be subject to the requirements of Statement No. 133, as amended. Based on the nature and value of the derivative instruments that we identified, we do not believe the impact of adopting Statement No. 133 will be material to our financial position or results of operations. However, the adoption of Statement No. 133, as amended, could increase volatility in our income and other comprehensive income as derivative instruments and the degree of hedge accounting are subject to change from time to time based on our decisions as to the appropriate strategies and our overall risk exposure levels.

Presently, we have interest rate swap agreements which we use to manage our exposure to interest rate risk on fixed-rate debt obligations. Under current accounting standards, the interest rate differential paid or received on these interest rate swap agreements is recognized as an adjustment to interest expense. The interest rate swap agreements are not currently recognized on our balance sheet. Under Statement No. 133, as amended, we expect to designate the interest rate swap agreements as fair value hedges of the related fixed-rate debt obligations and, accordingly, record a derivative liability with the related transition adjustment recorded through the statement of income as a cumulative effect of a change in accounting principle. Concurrently, we will record an adjustment to the hedged fixed-rate debt obligations on the balance sheet with the related transition adjustment recorded through the statement of income as a cumulative effect of a change in accounting principle.

Our operations utilize contracts that provide for the purchase of crude oil and other feedstocks and the sale of refined products. Certain of these contracts meet the definition of a derivative instrument in accordance with Statement No. 133, as amended. However, we believe these contracts qualify for the normal purchases and normal sales exception under Statement No. 133, as amended, because they will be delivered in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, these normal purchases and normal sales contracts are not required to be recorded as derivatives under Statement No. 133, as amended.

We use commodity futures contracts to purchase a large portion of our crude oil requirements and to hedge our exposure to crude oil, refined product, and natural gas price volatility. Currently, realized gains and losses on commodity futures contracts on qualifying hedges are included as a component of the related crude oil and refined product purchases as they occur. Realized gains and losses on contracts not designated as hedges are marked to market value and recognized currently in cost of products sold. Under Statement No. 133, as amended, we believe substantially all of these commodity futures contracts will qualify as cash flow hedges and will be designated as such. The transition adjustment and future changes in the fair value of these contracts will be reported in other comprehensive income. Changes in the fair value of commodity futures contracts that are not designated as cash flow hedges will be recorded in income currently.

We use commodity price swaps to manage our exposure to price volatility related to future planned purchases of crude oil and refined products. Commodity price swaps designated as hedges are currently not recognized until the resulting purchases occur; however, losses are recognized when prices are not expected to recover. Under Statement No. 133, as amended, we anticipate these commodity price swaps to qualify as cash flow hedges of forecasted purchases with the changes in the fair value of these commodity price swaps to be recognized in other comprehensive income.

Periodically, we enter into short-term foreign exchange contracts to manage our exposure to exchange rate fluctuations on the trade payables of our Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these foreign exchange contracts generally offset losses and gains on the U.S. dollar denominated trade payables and are recognized currently in income. Under Statement No. 133, as amended, we believe these contracts will qualify and be designated as fair value hedges with the changes in the fair value of these contracts recognized in our statement of income.

FASB Statement No. 140

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. Except as otherwise provided, Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement shall be applied prospectively; earlier or retroactive application of this statement is not permitted. We have reviewed the requirements of Statement No. 140 and will comply with the requirements effective April 1, 2001.

Staff Accounting Bulletin No. 101

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. We have reviewed the guidance of this SAB and believe that our accounting policies and the disclosures in the consolidated financial statements and in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" are appropriate and adequately address the requirements of this SAB.

EITF Issue No. 00-10

The FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" which addresses the income statement classification of amounts billed to a customer for shipping and handling and the related costs incurred for shipping and handling. The Task Force concluded that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The Task Force also concluded that the classification of shipping and handling costs is an accounting policy that should be disclosed. Registrants are required to apply the consensus guidance in the financial statements for the fourth quarter of their fiscal year beginning after December 15, 1999. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to comply with the classification guidelines of this Issue. We are currently evaluating the impact of adopting the guidance from this EITF Issue. We do not expect that implementation of this EITF Issue will be material to our consolidated financial statements.

Certain Forward-Looking Statements

This quarterly report on Form 10-Q contains certain "forward-looking" statements as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and information relating to us and our subsidiaries that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar expressions, as they relate to us or our subsidiaries or management, identify forward-looking statements. These statements reflect management's current views with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors.

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency rates and commodity prices related to crude oil, refined products and natural gas. To manage or reduce these market risks, we use interest rate swaps, foreign exchange contracts, and commodity futures and price swap contracts. Our policies allow using derivatives for the purchase of physical quantities of crude oil and refined products as well as for the management of crude oil costs. Generally, the derivatives relate to an underlying, offsetting position, anticipated transaction or firm commitment. During 1999 and 2000, as part of our crude oil procurement activities, commodity futures contracts were used to manage the price of crude oil supplied to our refineries. From time to time, we have used derivative instruments for trading purposes; however, the gains and losses from such activities have been immaterial. A discussion of our primary market risk exposures in derivative financial instruments is presented below.

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed interest rate debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have maturities of less than three months. The carrying amount of our floating interest rate debt approximates fair value. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by obtaining debt that has a floating interest rate or using interest rate swaps to change fixed interest rate debt to floating interest rate debt. Since mid-1999, the Federal Reserve has raised interest rates six times in order to slow growth and keep inflation in line. As a result, the fair value of our fixed rate debt has declined, as shown in the following tables.

The following table provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted average interest rates by expected maturity dates, after consideration of refinancing, are presented. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average floating rates shown in the tables below are based on implied forward rates in the yield curve at September 30, 2000 and December 31, 1999.

                                                                    September 30, 2000
                               --------------------------------------------------------------------------------------------
                                                       Expected Maturity - Year Ending December 31,
                               --------------------------------------------------------------------------------------------
                                                                                         There-                     Fair
                                 2000       2001        2002       2003       2004       after        Total         Value
                                 ----       ----        ----       ----       ----       -----        -----         -----
                                                           (in millions, except interest rates)

Long-term Debt:
   Fixed rate..................$  0.6       $76.3      $276.3      28.8      $ 0.5       $911.3     $1,293.8       $1,256.4
     Average interest rate.....   7.6%        9.3%        8.6%      8.2%       7.7%         7.6%         7.9%           N/A
   Floating rate...............$  6.0       $   -      $481.3     $   -      $   -       $    -     $  487.3       $  487.3
     Average interest rate.....   9.0%          -%        7.4%        -%                      -%         7.5%           N/A

Interest Rate Swaps:
   Fixed to floating...........$    -       $   -      $200.0     $   -      $   -       $250.0        450.0       $    8.7
     Average pay rate..........   6.6%        6.2%        6.2%      6.3%       6.4%         6.9%         6.6%          N/A
     Average receive rate......   6.4%        6.4%        6.4%      6.6%       6.6%         6.9%         6.7%          N/A


                                                                                  December 31, 1999
                               --------------------------------------------------------------------------------------------
                                                       Expected Maturity - Year Ending December 31,
                               --------------------------------------------------------------------------------------------
                                                                                         There-                     Fair
                                 2000       2001        2002       2003       2004       After        Total         Value
                                 ----       ----        ----       ----       ----       -----        -----         -----
                                                           (in millions, except interest rates)

Long-term Debt:
   Fixed rate..................$ 14.0      $ 84.5      $285.0    $ 33.5      $ 0.6      $911.4      $1,329.0       $1,295.2
     Average interest rate.....   8.8%        9.6%        8.7%      8.8%       7.7%        7.6%          8.0%           N/A
   Floating rate...............$    -      $    -      $ 12.6    $    -      $   -      $     -     $   12.6       $   12.6
     Average interest rate....      -%          -%        5.7%        -%         - %          -%         5.7%           N/A

Interest Rate Swaps:
   Fixed to floating...........$    -      $    -      $200.0    $    -      $   -      $ 250.0     $  450.0       $   11.7
     Average pay rate..........   6.2%        6.9%        7.0%      7.1%       7.1%         7.5%         7.2%           N/A
     Average receive rate......   6.4%        6.4%        6.4%      6.6%       6.6%         6.9%         6.7%           N/A

Foreign Currency Risk

Periodically we enter into short-term foreign exchange contracts to manage our exposure to exchange rate fluctuations on the trade payables of our Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At September 30, 2000, we did not have any short-term foreign exchange contracts.

Generally, we do not hedge for the effects of foreign exchange rate fluctuations on the translation of our foreign results of operations or financial position.

Commodity Price Risk

We are subject to the market risk associated with changes in market prices of our underlying crude oil, refined products and natural gas; however, such changes in values are generally offset by changes in the sales price of our refined products. Price swaps are price hedges for which gains and losses are recognized when the hedged transactions occur; however, losses are recognized when future prices are not expected to recover.

During the nine months ended September 30, 2000, we purchased $3.4 billion of crude oil to supply our various refineries. In conjunction with these purchases, we entered into commodity futures contracts. The commodity futures contracts are generally satisfied by taking physical delivery of the underlying crude oil or refined product; however, there are contracts which are closed without taking physical delivery of the underlying barrels.

As of September 30, 2000, we did not hold any commodity futures contracts not designated as hedges. However during the nine months ended September 30, 2000, we incurred a gain of $7.2 million associated with such contracts not designated as hedges which are marked to market value and recognized currently in cost of products sold.

As of September 30, 2000, we had outstanding commodity futures and price swap contracts to buy $280.6 million and sell $293.2 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 8.5 million barrels of crude oil and refined products which will mature on various dates through June 2002. As of December 31, 1999, we had outstanding commodity futures and price swap contracts to buy $351.8 million and sell $194.0 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 6.4 million barrels of crude oil and refined products which mature on various dates through June 2002. The fair value of commodity futures contracts designated as hedges is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

The information below reflects our futures contracts and price swaps that are sensitive to changes in crude oil or refined product commodity prices. The tables present the notional amounts in barrels for crude oil and refined product, the weighted average contract prices and the total contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of barrels of crude oil or refined product to be exchanged under the futures contract.

                                                                     September 30, 2000
                                        --------------------------------------------------------------------------
                                                            Fair
                                           Carrying         Value                                         Weighted
                                            Amount         Amount         Contract        Contract        Average
                                         Gain (Loss)     Gain (Loss)       Amount         Volumes          Price
                                         -----------     -----------       ------         -------         --------
                                                        (in millions, except weighted average price)
        Procurement:

        Futures contracts - long:
          2000 (bbl)....................... $ 0.2          $ (2.8)         $104.6            3.3           $31.53
          2001 (bbl).......................     -            (0.2)           30.0            1.0            30.01
          2000 (mcf).......................     -            (0.1)            1.0            0.2             5.68
          2000 (gal).......................     -               -             2.3            0.1             0.91
          2001 (gal).......................     -               -             2.3            0.1             0.90

        Futures contracts - short:
          2000 (bbl).......................  (1.8)            5.9           293.2            9.8            30.07

        Options - long:
          2001 (gal).......................     -               -             0.4            0.1             3.58

        Price swaps:
          2000 (bbl).......................     -             0.6            63.1            2.1            30.55
          2002 (bbl).......................  (9.1)           27.9           140.0            6.4            22.00

                                                                      December 31, 1999
                                           ------------------------------------------------------------------------
                                                             Fair
                                            Carrying         Value                                         Weighted
                                             Amount         Amount          Contract        Contract        Average
                                           Gain (Loss)     Gain (Loss)       Amount         Volumes          Price
                                           -----------     -----------      --------        --------       --------
                                                        (in millions, except weighted average price)
        Procurement:
        Futures contracts - long:
          2000 (bbl)....................... $ 0.9          $  2.3          $211.8            9.5           $22.26

        Futures contracts - short:
          2000 (bbl).......................   0.1             0.4           194.0            8.8            22.02

        Price swaps:
          2002 (bbl).......................  (9.1)          (19.9)          140.0            6.4            22.00

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Unocal Patent Infringement Action (Update) On March 29, 2000 the U. S. Court of Appeals upheld a California trial court's decision that Unocal Corporation holds a valid patent with respect to certain reformulated gasoline compositions, and assessed damages of 5.75 cents per gallon for gasoline infringing on the patent. The defendants in the suit, Arco, Chevron, Exxon Mobil, Shell, and Texaco, have filed a petition for rehearing with the U.S. Court of Appeals, as well as an appeal to the United States Supreme Court. On October 16, 2000, the Supreme Court requested a brief from the United States Solicitor General detailing the federal government's position on the case. We are not a party to the suit and are therefore not bound by its outcome. Our exposure, if any, depends on numerous factors, including the availability of alternate gasoline formulations and our ability to recover any additional costs in the marketplace.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

               Description                                      Incorporated by Reference to:
               -----------                                      ----------------------------
     2.1       Asset Purchase and Sale Agreement                Current Report on Form 8-K dated September 14, 2000,
                                                                Exhibit 2.1.

     2.2       Amendment No. 1 to Asset Purchase and Sale       Current Report on Form 8-K dated September 14, 2000,
               Agreement                                        Exhibit 2.2.

     2.3       List of schedules and exhibits to Asset          Current Report on Form 8-K dated September 14, 2000,
               Purchase and Sale Agreement omitted from the     Exhibit 2.3.
               Current Report on Form 8-K dated September 14,
               2000.

    10.1       Form of Employment Agreement for Stephen Motz    N/A
               and Robert Shapard

    10.2       Form of First Amendment to Employment            N/A
               Agreement for Messrs. Gaulin, Fretthold,
               Eisman, Beadle, Havens, and Klesse

    10.3       Form of Amendment to Disability Benefit          N/A
               Agreement for Messrs. Fretthold, Klesse,
               Beadle, and Eisman

    10.4       Form of Second Amendment to Employment           N/A
               Agreement for W. R. Klesse

    10.5       Form of Second Amendment to Employment           N/A
               Agreement for H. P. Smith

    27.1       Financial Data Schedule                          N/A


(b) Reports on Form 8-K

    Current Report on Form 8-K filed September 14, 2000 relating to the acquisition of the Avon Refinery from Tosco Corporation on August 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

By:  /s/ ROBERT S. SHAPARD
   ----------------------------------
         ROBERT S. SHAPARD
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         November 14, 2000