Form 10-K
period 2000-12-31
ULTRAMAR DIAMOND SHAMROCK CORP
filed 2001-03-21
CIK 887207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934:
For the year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates based on the last sales price of our Common Stock as quoted on the NYSE was $2,556,847,000.

The number of shares of our Common Stock, $0.01 par value, outstanding as of February 28, 2001 was 71,077,800.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of our Proxy Statement for our 2001 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III. We intend to file the Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Certain Forward-Looking Statements” on page 32.

PART I

Item 1. Business

Summary

Ultramar Diamond Shamrock Corporation (UDS) is a leading independent refiner and retailer of high-quality refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. Our operations consist of refineries, convenience stores, pipelines and terminals, a home heating oil business, and petrochemical and natural gas liquids (NGL) operations. We currently employ approximately 20,000 people.

We own and operate seven refineries strategically located near our key markets:

•	McKee Refinery located near Amarillo in north Texas;

•	Three Rivers Refinery located near San Antonio in south Texas;

•	Wilmington Refinery located near Los Angeles in southern California;

•	Golden Eagle Refinery located near San Francisco in northern California;

•	Ardmore Refinery located near the Oklahoma/Texas border in south central Oklahoma;

•	Denver Refinery located near Denver in eastern Colorado; and

•	Quebec Refinery located near Quebec City in northern Quebec, Canada.

In the United States, we market refined products and a broad range of convenience store merchandise under the Diamond Shamrock®, Beacon®, Ultramar®, and Total® brand names through a network of approximately 3,400 convenience stores across 17 central and southwest states. In the Northeast, we market refined products through approximately 1,200 convenience stores and 85 cardlocks. Our Northeast operations include one of the largest retail home heating oil businesses in the northeastern region of North America, selling heating oil to approximately 250,000 households.

Our Common Stock is listed on the New York Stock Exchange under the “UDS” symbol. Our principal executive offices are located at 6000 North Loop 1604 West, San Antonio, Texas 78249-1112.

Acquisitions and Dispositions

In conjunction with our growth strategy, we completed two acquisitions during the third quarter of 2000. On August 31, 2000, we acquired Tosco Corporation’s 168,000 barrel per day Avon Refinery (now renamed Golden Eagle Refinery) located in the San Francisco bay area of California. The purchase price of $807.7 million included the crude oil, feedstock and refined product inventories and the assumption of certain employee benefit liabilities. On September 29, 2000, we purchased Valley Shamrock, Inc. for $16.2 million. Valley Shamrock includes 23 convenience stores and two wholesale facilities in the Rio Grande Valley of south Texas.

In December 1999, we completed the sale of 177 company-operated convenience stores, 400 miles of crude oil and refined product pipelines and five terminals in Michigan to Marathon Ashland Petroleum L.L.C. Also in December 1999, we permanently closed our refinery in Alma, Michigan.

In June 1998, we approved a three-year restructuring plan to reduce our retail cost structure and to close and sell 316 under-performing convenience stores. In addition, we restructured certain pipeline and terminal operations and support infrastructure. From June 1998 through December 2000, 280 convenience stores were sold or closed and 260 retail employees and 66 pipeline and terminal employees were terminated.

Our Operations

Our operations are segregated into three segments:

•	Refining,

•	Retail, and

•	Petrochemical/NGL.

Our operations are further segregated geographically into the US System and the Northeast System. The US System includes the refining, retail and petrochemical/NGL operations in the central and southwest regions of the United States. The Northeast System includes the Quebec Refinery and retail operations in the northeastern United States and eastern Canada.

The Refining segment is engaged in the refining of crude oil and other feedstocks and wholesale marketing of refined products. It includes refinery operations, wholesale operations, product supply and distribution, and transportation operations.

The Retail segment includes operations from company-operated convenience stores, dealers/jobbers and truckstop facilities, cardlock and home heating oil operations.

The Petrochemical/NGL segment includes the equity earnings from Diamond-Koch, L.P. and Skelly-Belvieu Pipeline Company, LLC and earnings from Nitromite fertilizer operations and NGL marketing operations.

See Note 17 to the consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data” for additional segment information.

Refining

As of December 31, 2000, our refining operations included seven refineries with a combined throughput capacity of 850,000 barrels per day as follows:

Refinery	Location	Capacity
		(barrels per day)
McKee	Texas	170,000
Three Rivers	Texas	98,000
Wilmington	California	135,000
Golden Eagle	California	168,000
Ardmore	Oklahoma	85,000
Denver	Colorado	27,000
Quebec	Quebec, Canada	167,000

		850,000

These refineries produce primarily gasoline, diesel, jet fuels and liquefied petroleum gases. Other by-products of the refining process include petroleum coke, asphalt, sulfur, ammonium thiosulfate and refinery-grade propylene.

Our US System’s network of crude oil pipelines and terminals provides the ability to acquire crude oil from producing leases, major domestic crude oil trading centers and foreign and domestic crude oil delivered by ship to Texas Gulf Coast and California Coast ports, and to transport crude oil to our US System’s refineries at a competitive cost. Our Quebec refinery relies on foreign crude oil which is delivered by ship to our St. Lawrence River dock facility. We acquire a portion of our crude oil requirements through the purchase of futures contracts on the New York Mercantile Exchange. We also use the futures market to manage the price risk inherent in purchasing crude oil in advance of the delivery date and in maintaining our inventories.

We do not maintain crude oil reserves; however, we have access to a large supply of crude oil from both domestic and foreign sources, most of which is obtained under short-term supply agreements. Although our operations could be adversely impacted by fluctuations in availability of crude oil and other supplies, we believe that it is currently advantageous to maintain short-term supply agreements to purchase crude oil at attractive prices. We believe that our current sources of crude oil and other feedstocks are sufficient to meet our requirements in the foreseeable future.

McKee Refinery

The McKee Refinery relies primarily on a varying blend of domestically produced crude oil for feedstock. The refinery produces conventional gasoline, Federal specification reformulated gasoline (RFG), other oxygenated gasolines, and low-sulfur diesel meeting governmental specifications for on-road use. A portion of the oxygenates used in manufacturing RFG and other oxygenated gasolines is manufactured at the McKee Refinery and the balance is obtained from other manufacturers. During 1999, the McKee Refinery’s fluid catalytic cracking unit’s (FCCU) power train was revamped increasing the refinery’s throughput capacity by 9,000 barrels per day.

The McKee Refinery has access to crude oil from the Texas Panhandle, Oklahoma, southwestern Kansas and eastern Colorado through approximately 1,038 miles of crude oil pipelines owned or leased by us. This refinery is also connected by third party pipelines to major crude oil centers in Cushing, Oklahoma and Midland, Texas. The McKee Refinery also has access at Wichita Falls, Texas to major third party pipelines, which transport crude oil from the Texas Gulf Coast and major West Texas oil fields into the mid-continent region. The crude oil and other feedstocks can be stored in tanks with a total capacity of approximately 655,000 barrels at the McKee Refinery and an additional 936,000 barrels of storage capacity is available throughout the supply system.

Three Rivers Refinery

The Three Rivers Refinery relies primarily on foreign crude oil for feedstock. The refinery produces gasolines, diesel fuel, fuel oil, propane, and jet fuel. During the three years ended December 31, 2000, several expansion projects were completed at the Three Rivers Refinery, including replacement of the FCCU reactor and regenerator, a benzene/toluene/xylene (BTX) and fractionation unit, a heavy gas oil hydrotreater, a demetalized oil hydrotreater, a hydrogen plant and a sulfur recovery plant to allow the refinery flexibility in selecting its crude oil feedstock and to expand the throughput capacity. In addition, the refinery processes NGL from local gas processing plants.

The Three Rivers Refinery has access to crude oil from foreign sources delivered to the Texas Gulf Coast at Corpus Christi, Texas, as well as crude oil from domestic sources. We have a crude oil terminal in Corpus Christi which has a total storage capacity of 1,600,000 barrels, and allows us to accept delivery of larger crude oil cargoes at the terminal, thereby decreasing the number of deliveries and the related expense. The Corpus Christi crude oil terminal is connected to the Three Rivers Refinery by a 70-mile pipeline which has the capacity to deliver 120,000 barrels per day to the refinery. The Three Rivers Refinery also has access to West Texas Intermediate and South Texas crude oil through third party pipelines.

Refined products produced at the McKee and Three Rivers Refineries are distributed primarily through approximately 3,480 miles of refined product pipelines connected to 13 terminals. Our refined products terminal near Dallas, Texas also receives products from the Explorer Pipeline and the Koch Pipeline, which deliver Texas Gulf Coast refined products to the Dallas-Fort Worth market area.

Total storage capacity of refined products within the McKee and Three Rivers pipeline and terminal system is approximately 3,000,000 barrels.

Wilmington Refinery

The Wilmington Refinery operates primarily on a blend of California and imported foreign crude oil. Given its coking and desulfurizing capabilities, it is particularly well suited to process heavy, high-sulfur crude oils, which historically have cost less than other crude oils. In 1998, the main column and gas concentration sections of the FCCU were modified to expand throughput capacity by 5,000 barrels per day. The refinery can produce 100% California Air Resource Board specification reformulated gasoline (CARB).

The Wilmington Refinery has 2,800,000 barrels of storage capacity and is connected by pipeline to marine terminals and associated dock facilities, which can be utilized for movement and storage of crude oil and other feedstocks. We operate a refined product marine terminal and dock facility which is leased from the Port of Los Angeles; the lease will terminate during 2001. A replacement lease has been negotiated with the City of Los Angeles and will begin during 2001. We also own tanks at the marine terminal with a storage capacity of 980,000 barrels.

Refined products are distributed from the Wilmington Refinery by a third party pipeline to a network of refined product terminals owned by third parties in southern California, Nevada and Arizona, and then on to our convenience stores and wholesale customers. Storage capacity of refined products in the Wilmington system is 500,000 barrels.

Golden Eagle Refinery

The Golden Eagle Refinery, which we acquired on August 31, 2000, is located on 2,300 acres in Contra Costa County, California near San Francisco. The refinery relies primarily on a blend of California and foreign crude oil to produce conventional gasolines and diesel, CARB gasoline and CARB diesel. In addition to the main refinery processing units, the refinery complex includes three wharves, water treatment systems, pipelines, and a chemical production facility. The refinery has approximately 140 tanks with combined storage capacity of 7,700,000 barrels for crude oil and other feedstocks and refined products.

Since its acquisition, we have operated the refinery at a crude oil throughput rate of 125,000 barrels per day until we complete a thorough inspection, high grading and restart of the No. 3 crude oil unit during the first quarter of 2001. Upon completion of this work, the refinery should run at its rated capacity of 168,000 barrels per day.

Ardmore Refinery

The Ardmore Refinery processes heavy, sour crude oil from both domestic and foreign sources. The refinery produces conventional gasolines, diesel fuels and asphalt. Crude oil is delivered to the refinery through our crude oil gathering and trunkline systems which includes over 1,500 miles of pipeline. Crude oil can also be delivered by third party pipelines and trucking operations. Refined products are transported via pipelines, rail cars and trucks. The Ardmore Refinery has over 1,800,000 barrels of refined product storage.

Denver Refinery

The Denver Refinery relies primarily on a varying blend of domestic and Canadian crude oil for feedstock. The refinery produces conventional gasoline, oxygenated gasoline, and low-sulfur diesel meeting government specifications for on-road use. The Denver Refinery is supplied by a third-party pipeline and by truck.

Since its acquisition in September 1997, the Denver Refinery has been integrated with the operations of the McKee Refinery due to the McKee to Denver refined product pipeline that existed prior to the acquisition. This integration has helped streamline operations and allowed both refineries to optimize production runs.

Quebec Refinery

The Quebec Refinery relies on foreign crude oil for feedstock. During the three years ended December 31, 2000, we completed several capital projects at the Quebec Refinery, including:

•	the expansion of the FCCU and de-bottlenecking the crude units, all of which have resulted in expanded throughput capacity and

•	the reduction of benzene content in gasoline to meet government regulation requirements and acidic crude processing.

The Quebec Refinery receives crude oil by ship at its deep-water dock on the St. Lawrence River. The location of the refinery and dock allow the refinery to receive year-round shipments of crude oil from large crude oil tankers. The Quebec Refinery has storage capacity for more than 8,700,000 barrels of crude oil, intermediate and refined products as well as pressurized storage for liquefied petroleum gas. Our ability to receive large, single cargoes up to 1,000,000 barrels offers a significant advantage over other refineries in the region, which must rely on pipelines and smaller cargoes. Additionally, we have charters on four large crude oil tankers which are double-bottomed and double-hulled and are capable of navigating the St. Lawrence River in the winter.

We have both short-term and long-term supply contracts with major international oil companies to supply the Quebec Refinery with light, sweet crude oils from the North Sea and North Africa, principally at spot market prices. We believe that given the wide availability of North Sea and North Africa crude oils in the international market, our operations would not be materially adversely affected if our existing supply contracts were canceled.

Refined products are transported from the Quebec Refinery by coastal ship, truck and railroad tank car. We operate a distribution network of approximately 65 bulk storage facilities throughout the Northeast System, including 28 terminals.

Alma Refinery

The Alma Refinery was fully operational until October 1, 1999 when we suspended operations and completed processing the remaining crude oil held in storage. In December 1999, we permanently closed the Alma Refinery upon completion of the sale of the Michigan retail, pipeline and terminal operations to Marathon Ashland. The sale to Marathon Ashland included the Michigan retail operations, and all pipelines and terminals in Michigan; however, it excluded the refinery and its various components.

Pipelines and Exchanges

Over the past several years, we have increased our distribution system through the construction of new refined product pipelines to connect our refineries to expanding markets and by adding to or purchasing additional capacity in existing refined product pipelines. During the past three years, we completed the construction and expansion of our McKee to El Paso, Texas refined product pipeline and terminal, expanded the Amarillo to Albuquerque refined product pipeline, and expanded the McKee to Colorado Springs to Denver refined product pipeline.

In addition to our pipelines and terminals, we enter into refined product exchange and purchase agreements which enable us to minimize transportation costs, optimize refinery utilization, balance refined product availability, broaden geographic distribution and supply markets not connected to our refined product pipeline system. Exchange agreements provide for the delivery of refined products to unaffiliated companies at our and third party terminals in exchange for delivery of a similar amount of refined products to us by these unaffiliated companies at specified locations. Purchase agreements involve our purchase of refined products from unaffiliated companies with delivery occurring at specified locations. Refined products are currently received on exchange or by purchase through approximately 165 terminals and distribution points throughout our retail areas. Most of our agreements are long-standing arrangements. However, they can be terminated with 30 to 90 days notice. We believe it is unlikely that there will be an interruption in our ability to exchange or purchase refined product in the foreseeable future.

Retail

We are one of the largest independent retailers of refined products in the central and southwest United States. We have strong brand identification in our 17-state retail area, including Texas, California, Colorado and Oklahoma. We sell gasoline and diesel fuel under the Diamond Shamrock®, Beacon®, Ultramar® and Total® brand names through a network of 1,517 company-operated and 1,874 dealer-operated convenience stores. Of the company-operated stores, 822 are owned and 695 are leased. In 2000, the total sales of refined products through our retail outlets in our US system averaged 160,200 barrels per day.

Our company-operated convenience stores are generally modern, attractive, high-volume gasoline outlets. In addition, these stores sell a wide variety of products such as groceries, health and beauty aids, fast foods, beverages and cigarettes.

We have an ongoing program to modernize and upgrade the convenience stores we operate. These efforts include the construction of new stores or improving the uniformity and appearance of existing stores. Improvements generally include new exterior signage, lighting and canopies, as well as the installation of computer-controlled pumping equipment.

In June 1998, we approved a restructuring plan to reduce our cost structure to reflect current values and improve operating efficiencies in our retail and support services. As a result, we recorded a one-time charge to earnings of $131.6 million to cover the cost of eliminating 341 positions, and the closure and sale of 316 under-performing convenience stores.

During the three-year period ended December 31, 2000, we opened 11 convenience stores; seven of which are located in Arizona. During 2000, we acquired Valley Shamrock, which owns 23 convenience stores and two wholesale facilities. We also sold or closed 92 convenience stores; 53 of which were under-performing convenience stores related to the 1998 restructuring plan. During 1999, we sold or closed 416 convenience stores; 177 of which were located in Michigan and 162 were under-performing convenience stores included in the 1998 restructuring plan. During 1998, we sold or closed 208 convenience stores, which included 65 under-performing convenience stores related to the 1998 restructuring plan.

Our competitive position is supported by our own proprietary credit card program, which had approximately 1,300,000 active accounts as of December 31, 2000. We utilize electronic point-of-sale credit card processing (POS) at substantially all of our company and dealer-operated stores. POS reduces transaction time at the sales counter and lowers our credit card program costs. Over the past several years, we have installed dispenser-mounted credit card readers at high volume company-operated stores.

In eastern Canada, we are a major supplier of refined products serving Quebec, Ontario and the Atlantic provinces of Newfoundland, Nova Scotia, New Brunswick and Prince Edward Island. In 2000, our total retail sales of refined products in the Northeast System averaged 71,900 barrels per day. The gasoline and diesel fuel is sold under the Ultramar® brand through a network of approximately 1,182 stores located throughout eastern Canada. As of December 31, 2000, we owned or controlled, under long-term leases, 513 stores and distributed gasoline to 669 branded dealers and independent jobbers on an unbranded basis. In addition, we have 85 cardlocks, which are card or key-activated, self-service, unattended stations that allow commercial, trucking and governmental fleets to buy gasoline and diesel fuel 24 hours a day. Over the past several years, we have converted 180 gasoline-only service stations to high-volume company-operated convenience stores and plan to continue this program by converting an additional 60 service stations to this higher volume convenience store format over the next three years.

The Northeast System operations include one of the largest home heating oil businesses in North America. In 2000, we sold, under the Ultramar® brand, home heating oil to approximately 250,000 households in eastern Canada and the northeastern United States. Under a development plan initiated in 1995, we have since acquired 14 retail home heating oil operations, adding approximately 85,000 households.

Petrochemical/NGL

Diamond-Koch

On September 1, 1998, we finalized the formation of Diamond-Koch, L.P. and three related limited partnerships (collectively, Diamond-Koch), a 50-50 joint venture between Koch Industries, Inc. and UDS. Koch contributed its interest in its Mont Belvieu natural gas liquids fractionator facility and certain of its pipeline and raw NGL gathering systems. We contributed our interests in our propane/propylene splitters and related distribution pipeline and terminal, and our interest in our Mont Belvieu hydrocarbon storage facilities. Diamond-Koch is jointly controlled; thus, we account for our interest using the equity method.

The Mont Belvieu hydrocarbon storage facilities are large underground natural gas liquids and petrochemical storage and distribution facilities located at the Barbers Hill Salt Dome near Houston, Texas. The facilities have total permitted storage capacity of 77,000,000 barrels and consist of 30 wells. The facilities receive products from the McKee Refinery through the Skelly-Belvieu Pipeline as well as from local fractionators and through major pipelines coming from the mid-continent region, West Texas and New Mexico. Diamond-Koch earns various storage and distribution fees when NGL and petrochemicals are moved through and stored at the facilities and when distributed via an extensive network of pipeline connections to various refineries and petrochemical complexes along the Texas and Louisiana Gulf Coast.

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

The Koch assets contributed to Diamond-Koch consisted of:

•	a natural gas liquids fractionator located in Mont Belvieu that is capable of processing 210,000 barrels per day,

•	the Chaparral Pipeline which is used to transport raw natural gas liquids and runs approximately 700 miles from various locations in New Mexico and West Texas to Mont Belvieu, and

8

•	the Quanah Pipeline which runs approximately 380 miles from West Texas to Midland, Texas where it ties into the Chaparral Pipeline.

Skelly-Belvieu

We have a 50% equity investment in Skelly-Belvieu Pipeline Company, LLC, a partnership between Phillips Petroleum Company and UDS. The Skelly-Belvieu Pipeline transports refinery-grade propylene from the McKee Refinery to Mont Belvieu. Skelly-Belvieu is jointly controlled; thus, we account for our interest using the equity method.

Other

Our other petrochemical/NGL operations consist of an ammonia production facility at the McKee Refinery which produces Nitromite fertilizer and certain NGL marketing operations which buy and sell various NGL products.

Competitive Considerations

The refining and marketing business continues to be highly competitive. Competitors include well-capitalized and fully integrated major oil companies and other independent refining and marketing entities which operate in all of our market areas. The number of competitors in the refining and marketing industry has decreased due to continued consolidation; however, it has not reduced overall competition. UDS is the result of a merger of Ultramar Corporation and Diamond Shamrock, Inc. in December 1996 (the Merger). In 1997, we acquired Total Petroleum (North America) Ltd. (Total), a Colorado-based refiner and marketer.

Our refineries and supply and distribution networks are strategically located in markets we serve. We consistently sell more refined product than our refineries produce, so we purchase our additional requirements in the spot market. This strategy has enabled our refineries to operate at high throughput rates, while efficiently expanding capacity as deemed prudent and necessary. Quality products and strong brand identification continue to position us as a solid competitor in our market areas. In Quebec, Canada and in the adjacent Atlantic provinces, we are the largest independent retailer of gasoline.

Financial returns in the refining and marketing industry depend largely on refining margins and retail fuel margins, both of which have fluctuated significantly in recent years. Refining margins are frequently impacted by sharp changes in crude oil costs which are not immediately reflected in retail product prices. Crude oil and refined products are commodities; thus their prices depend on numerous factors beyond our control, including the supply and demand for crude oil and gasoline. A large, rapid increase in crude oil prices would adversely affect our operating margins if the increased costs could not be passed on to customers. During 1999, crude oil prices more than doubled, and during 2000, crude oil prices increased $6 per barrel to $30 per barrel, which pushed wholesale prices to higher levels. However, retail pump prices did not increase at the same rate and consequently, retail fuel margins were squeezed to lower levels during 1999 and 2000. The industry also tends to be seasonal with increased demand for gasoline during the summer driving season and, in the northeast regions, for home heating oil during the winter months.

Regulatory Matters – Environmental

Our refining and retail operations are subject to a variety of laws and regulations in the United States and Canada governing the discharge of contaminants into the environment. We believe that our operations comply in all material respects with all applicable environmental laws.

The principal environmental risks associated with our operations are emissions into the air and releases into soil or groundwater. The unintended release of emissions may occur despite stringent operational controls and the best management practices. These unintended releases may give rise to liability under environmental laws and regulations in the United States and Canada relating to contamination of air, soil, groundwater, and surface waters. Our employees are specifically trained to prevent occurrences and to address and remediate these problems in the event they arise. In addition, we have adopted policies and procedures relating to:

•	pollution control, product safety and occupational health;

•	the production, handling, storage, use and transportation of refined products; and

•	the storage, use and disposal of hazardous materials.

These policies and procedures are designed to prevent material environmental or other damage and limit the financial liability which could result.

The total cost for environmental assessment and remediation depends on a variety of regulatory standards, some of which cannot be anticipated. We establish environmental accruals when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated.

We believe that our environmental risks will not, individually or in the aggregate, have a material adverse effect on our financial or competitive position. See “Item 3 — Legal Proceedings” for a discussion of legal proceedings related to environmental matters.

Employees

As of December 31, 2000, we had approximately 20,000 employees, including salaried and hourly employees with approximately 17,000 employed in the United States and approximately 3,000 employed in Canada. Approximately 6% of our employees were affiliated with a union under contract or covered by collective bargaining agreements. We believe that we maintain good relations with all our employees.

Executive Officers of the Registrant

The following is a list of our executive officers as of February 28, 2001:

Name	Age	Position
Jean R. Gaulin	58	Chairman of the Board, President, Chief Executive Officer
Timothy J. Fretthold	51	Executive Vice President, Chief Administrative and Legal Officer
Christopher Havens	46	Executive Vice President, Marketing and Retail Operations
William R. Klesse	54	Executive Vice President, Operations
Robert S. Shapard	45	Executive Vice President and Chief Financial Officer
W. Paul Eisman	45	Executive Vice President, Corporate Development

Jean R. Gaulin has served as Chairman of the Board since January 1, 2000. In January 1999, he was appointed Chief Executive Officer. As a result of the Merger in December 1996, he was named and has served as Vice Chairman of the Board, President and Chief Operating Officer. He was appointed Chief Executive Officer and Chairman of the Board of Ultramar in 1992 and served in those capacities until the Merger in December 1996.

Timothy J. Fretthold has served as Executive Vice President and Chief Administrative Officer since the Merger in December 1996. In August 1997, he was appointed Chief Legal Officer. From June 1989, he served as Senior Vice President / Group Executive and General Counsel of Diamond Shamrock.

Christopher Havens was named Executive Vice President, Marketing and Retail Operations in December 1999. From January 1999 through November 1999, he served as Senior Vice President, Marketing. From January 1998 through December 1998, he served as Senior Vice President, Retail Marketing and Operations. From December 1996 through December 1997, he was Senior Vice President, Marketing, Northeast and Wholesale. In October 1993, he was appointed Senior Vice President, Marketing of Ultramar Canada Inc. and served in that role until March 1996 when the additional position of President, Ultramar Energy was assumed. From July 1992 to September 1993, he served as Vice President Retail Operations for Ultramar Inc.‘s West Coast Business Unit.

William R. Klesse was named Executive Vice President, Operations in January 1999. From the Merger in December 1996 through December 1998, he served as Executive Vice President, Refining, Product Supply and Logistics. In February 1995, he was named Executive Vice President of Diamond Shamrock. From June 1989 through January 1995, he was Senior Vice President / Group Executive for Diamond Shamrock.

Robert S. Shapard was named Executive Vice President and Chief Financial Officer on August 1, 2000. Prior to joining UDS, he was Chief Executive Officer of TXU Australia from September 1998 to August 2000. Mr. Shapard held various positions at TXU Corporation and its subsidiaries from June 1994 to September 1998. TXU is an electricity and natural gas company with significant operations in the United States, Europe and Australia.

W. Paul Eisman was named Executive Vice President, Corporate Development on October 1, 2000. He served as Senior Vice President, Supply Chain Management from January 1999 to September 2000. From the Merger in December 1996 through December 1998, he served as Senior Vice President, Refining. During 1996, he served as Vice President, Refining, and Group Executive of Diamond Shamrock. Prior to his promotion to Vice President in 1995, he served in various senior positions within Diamond Shamrock including Director, Crude Oil Supply, Assistant to the Chairman, and Plant Manager of the McKee Refinery.

H. Pete Smith, former Executive Vice President and Chief Financial Officer, retired effective August 1, 2000. He had served in that capacity since the Merger in December 1996.

Item 2. Properties

We own the McKee, Three Rivers, Quebec, Golden Eagle, Wilmington, Ardmore and Denver Refineries and related facilities in fee. In addition, we own other refinery properties in Michigan and Kansas, which are no longer operational, in fee. We also have ownership interest in approximately 2,600 miles of crude oil pipelines and over 3,400 miles of refined product pipelines as of December 31, 2000. Approximately 31 miles of crude oil pipelines and approximately 2,000 miles of refined product pipelines are jointly owned with other companies. As of December 31, 2000, we owned 65 bulk storage facilities including 28 terminals in the Northeast System and 18 refined product terminals in the US System (one of which is only 67% owned by us). We lease, under long-term operating leases, various parcels of land on which refined product terminals are located, and the Corpus Christi crude oil terminal.

At December 31, 2000, our US System’s retail operations included 1,517 company-operated convenience stores, 822 of which were owned in fee and 695 of which were leased under long-term operating leases. Of the leased convenience stores, 195 were leased to us pursuant to a $190.0 million lease facility expiring in December 2003 (the Brazos Lease). At the end of the lease term, we may purchase the properties or renew the lease or arrange for a sale of the convenience stores. In 1996, we entered into a similar $100.0 million lease facility expiring in July 2003 (the Jamestown Lease). As of December 31, 2000, 19 convenience stores and the new corporate headquarters building were leased under this facility. As a result of the acquisition of Total, we assumed a $65.0 million lease facility with similar terms to the above lease facilities which expires in August 2002 (the Total Lease). As of December 31, 2000, 15 convenience stores were leased under this facility. The commitment from the lessors to provide funds under the Brazos and Jamestown lease arrangements expired on December 19, 2000. For a description of the company-operated convenience stores, see “Retail” in “Item 1 – Business” above.

The principal plants and properties used in the Petrochemical/NGL segment are the hydrocarbon storage facility at Mont Belvieu and the propane/propylene splitters at Mont Belvieu which are now owned by Diamond-Koch. See “Petrochemical/NGL” in “Item 1 – Business” above.

Item 3. Legal Proceedings

We are involved in various claims and lawsuits arising in the normal course of business. In the opinion of our management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on our results of operations or financial position.

Unocal Patent Infringement Action (Update) On March 29, 2000, the U. S. Court of Appeals upheld a California trial court’s decision that Unocal Corporation holds a valid patent with respect to certain reformulated gasoline compositions and assessed damages of 5.75 cents per gallon for gasoline infringing on the patent. The defendants in the suit, Arco, Chevron, Exxon Mobil, Shell, and Texaco, filed an appeal to the United States Supreme Court. In February 2001, the Supreme Court declined to hear the case. We are not a party to the suit and are therefore not bound by the decision. Although Unocal has not threatened an infringement action against us, Unocal has notified us of the existence of their patents. If Unocal chose to assert an infringement claim against us, we believe we have meritorious defenses and would vigorously defend against such a claim. We are assessing several courses of action. If we were to reach an agreement with Unocal concerning the patent claims that involved executing a license, the impact on our results of operations would depend on, among other things, availability of alternative formulations, any royalty rate agreed to, and the extent to which increased costs are reflected in retail product prices. Based on current information and circumstances, management believes the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or liquidity.

Environmental

We have been notified by various Federal and State governmental organizations of the environmental actions described below. Any remediation projects resulting from these actions typically are conducted under the supervision of the governmental authority requiring the remediation. The costs of remedial actions are highly uncertain due to, among other items, the complexity and evolving nature of governmental laws and regulations and their interpretations as well as the varying costs and effectiveness of alternative clean up technologies. However, presently we believe that any cost in excess of the amounts already provided for in the consolidated financial statements should not have a material adverse effect on the results of operations or financial position. We further believe that a portion of future environmental costs, as well as environmental expenditures previously made, will be recovered from other responsible parties under contractual agreements and existing laws and regulations. See note 14 to the consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data.”

EPA Region V v. Total Petroleum, Inc. (Alma Refinery) This EPA Region V enforcement action against our Alma Refinery commenced in September 1997 in the form of Administrative Findings of Violations, a Notice of Violations, and Table of Violations, all of which have been amended to include additional items. The allegations include violations of the Clean Air Act (CAA) relating to fugitive emissions leak detection and monitoring, quantifying and reporting emissions and improper inspection procedures on regulated tankage. Other allegations include violations of Resource Conservation and Recovery Act (RCRA) relating to maintenance of wastewater ponds, improper storage of hazardous waste, mischaracterization of wastes, improper labeling of wastes and improper disposal of wastes. We believe the resolution of these allegations will not have a material adverse effect on our results of operations or financial position. In December 1999, we permanently closed the Alma Refinery upon completion of the sale of the Michigan retail, pipeline and terminal operations. In April 2000, we settled the enforcement action which requires us to fund $9.9 million of specific environmental and economic development projects and to pay penalties of $4.0 million. Entry of a Consent Decree reflecting the settlement is pending in Federal district court. The settlement amounts are fully accrued.

EPA Region VI v. Diamond Shamrock Refining Company, L.P. (McKee Refinery and Three Rivers Refinery) On September 15, 1998, we were notified by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA), that it was ready to bring a Federal court action for CAA and RCRA violations allegedly committed at the McKee and the Three Rivers Refineries and for Clean Water Act (CWA) violations allegedly committed at the Three Rivers Refinery. These alleged violations were categorized as failure to implement and maintain proper records and reports with respect to the facilities’ leak detection and repair programs under the CAA, failure to operate the facilities in a manner consistent with good air pollution control prevention for minimizing emissions, failure to comply with effluent limitations and reporting requirements under a CWA permit as well as to properly operate and maintain Three Rivers’ wastewater system in accordance with the CWA permit conditions, and discharging pollutants without a permit. After narrowing the issues with the DOJ, we have responded to all allegations. Resolution is anticipated during the second quarter of 2001. We believe the resolution of these allegations will not have a material adverse effect on our results of operations or financial position.

Texas Natural Resources Conservation Commission (TNRCC) v. Ultramar Diamond Shamrock Corporation (Corpus Christi Terminal) As a result of a TNRCC industrial solid waste inspection on December 12, 1997, TNRCC issued a Notice of Violation (NOV) for our failure to comply with hazardous waste notification and recordkeeping requirements, tank system design criteria, and accumulation time limits with respect to certain sumps and tanks at the docks used by us in Corpus Christi, Texas. In 2000, we resolved all technical issues for less than $100,000.

EPA Region IX v. Ultramar Inc. (Alleged RCRA Violations at Wilmington Refinery) EPA Region IX issued a Request for Information dated May 6, 1999 relating to a RCRA facility inspection conducted in August 1998. The information requested directly related to the refinery’s practice of mixing and disposing of sewer line solids combined with petroleum coke. After we responded to the EPA’s request, the EPA served Ultramar, Inc. with a NOV alleging violations of RCRA. Refinery representatives met with the EPA on September 1, 1999 and an agreement was reached to settle the matter for $175,000. A Consent Decree reflecting the settlement was finalized and entered into in 2000.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity And Related Stockholder Matters

Our Common Stock is listed on the New York Stock Exchange under the symbol “UDS”. The table below shows the high and low sales prices on the New York Stock Exchange of our Common Stock and dividends per share thereon.

	Price Range of Common Stock
	High	Low	Cash Dividends Declared
Year 2000

4th Quarter	$31.50	$25.06	$0.275
3rd Quarter	27.29	21.60	0.275
2nd Quarter	27.26	25.76	0.275
1st Quarter	24.59	20.04	0.275
Year 1999

4th Quarter	27.34	21.69	0.275
3rd Quarter	26.38	21.67	0.275
2nd Quarter	24.19	19.23	0.275
1st Quarter	23.92	17.54	0.275

Our Board of Directors determines the timing, amount and form of future dividends, which will depend upon our future earnings, capital requirements and financial condition. The payment of dividends is subject to certain limitations described in note 8 to the consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data” and discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We expect to continue paying cash dividends. However, in conjunction with the share buyback program discussed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” future quarterly dividends are expected to be reduced to $0.125 per share in order to service the interest cost to be incurred on the additional borrowings used to fund our share buyback programs.

As of February 28, 2001, there were 71,077,800 shares of Common Stock outstanding which were held by 11,023 holders of record.

Our 5% Cumulative Convertible Preferred Stock contained a redemption feature that allowed us to redeem the preferred stock for Common Stock if the Common Stock traded above $33.77 per share for 20 of any 30 consecutive trading days. On February 27, 1998, the trading threshold was reached. On March 18, 1998, all 1,724,400 shares outstanding of preferred stock were redeemed for Common Stock at a conversion rate of 1.9246 shares of Common Stock for each share of preferred stock. A total of 3,318,698 shares of Common Stock were issued. We declared and paid dividends of $0.625 per share on our 5% Cumulative Convertible Preferred Stock in the first quarter of 1998.

For the last three years, we declared and paid dividends totaling $2.08 per share on the 8.32% company-obligated preferred stock of a subsidiary.

Item 6. Selected Financial Data

The consolidated selected financial data for the five-year period ended December 31, 2000 was derived from our audited consolidated financial statements. The consolidated selected financial data for the year ended December 31, 1996 has been restated to include the balances and results of Diamond Shamrock Inc. due to the Merger which was accounted for as a pooling of interests.

The consolidated selected financial data as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the audited consolidated financial statements and related notes thereto included in “Item 8 – Financial Statements and Supplementary Data.” Sales and other revenues for prior years have been restated to conform to the 2000 presentation.

	Years Ended December 31,
	2000(1)	1999(2)	1998	1997(6)	1996
	(in millions, except share and per share data)
Statement of Operations Data:
Sales and other revenues	$17,061.1	$13,939.3	$11,113.1	$10,860.5	$10,190.8
Operating income	812.1	429.1	62.4	392.3	66.9
Income (loss) before extraordinary loss	444.3	173.2	(78.1)	159.6	(35.9)
Extraordinary loss on debt extinguishment(5)	—	—	—	(4.8)	—
Net income (loss)	444.3	173.2	(78.1)	154.8	(35.9)
Comprehensive income (loss)	423.4	201.6	(111.9)	134.9	(38.5)

Basic income (loss) per share:
Income (loss) before extraordinary loss	$5.12	$2.00	$(0.89)	$1.99	$(0.54)
Extraordinary loss on debt extinguishment(5)	—	—	—	(0.06)	—

Net income (loss)	$5.12	$2.00	$(0.89)	$1.93	$(0.54)

Diluted income (loss) per share:
Income (loss) before extraordinary loss	$5.11	$2.00	$(0.89)	$1.94	$(0.54)
Extraordinary loss on debt extinguishment(5)	—	—	—	(0.06)	—

Net income (loss)	$5.11	$2.00	$(0.89)	$1.88	$(0.54)

Cash dividends per share:
Common	$1.10	$1.10	$1.10	$1.10	$1.10
Preferred(3)	—	—	0.62	2.50	2.50
Preferred of subsidiary	2.08	2.08	2.08	1.07	—

Weighted average number of shares(in thousands):
Basic(3)(4)	86,773	86,615	88,555	78,120	74,427
Diluted	87,002	86,742	88,555	82,424	74,427

	December 31,
	2000(1)	1999(2)	1998	1997(6)	1996
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$197.1	$92.8	$176.1	$92.0	$197.9
Working capital	310.4	138.7	359.1	359.5	302.6
Total assets	5,988.4	4,936.0	5,315.0	5,594.7	4,420.0
Long-term debt, less current portion	1,659.8	1,327.6	1,937.0	1,877.5	1,657.8
Preferred stock of subsidiary	200.0	200.0	200.0	200.0	—
Stockholders’ equity(4)	1,825.3	1,493.3	1,384.0	1,686.6	1,240.9

(1)	On August 31, 2000, we acquired the Golden Eagle Refinery from Tosco Corporation for $807.7 million. The purchase was funded with a $350.0 million bridge loan, $250.0 million from the sale of accounts receivable under our securitization facility, and the remainder from commercial paper borrowings and cash on hand.

(2)	In conjunction with the restructuring plan implemented in June 1998, we sold a number of under-performing, non-strategic assets during 1999, including 239 company-operated convenience stores, certain pipelines and crude oil gathering operations in Oklahoma and various other assets. In December 1999, we sold 177 company-operated convenience stores, 400 miles of crude oil and refined product pipelines and five terminals in Michigan. Also in December 1999, we permanently closed the Alma Refinery.

(3)	On March 18, 1998, we redeemed the 1,724,400 outstanding shares of preferred stock in exchange for 3,318,698 shares of Common Stock.

15

(4)	On July 28, 1998, the Board of Directors approved a $100.0 million Common Stock buyback program which was completed in December 1998 resulting in the purchase of 3,740,400 shares of Common Stock. In November 1999, we established a Grantor Trust Stock Ownership Program to which we transferred 3,740,000 shares to fund future employee benefit obligations.

(5)	In November 1997, we terminated our ESOPs in conjunction with restructuring the employee benefit plans pursuant to the Merger, and recognized an extraordinary loss of $4.8 million (net of income tax benefit of $3.2 million), or $0.06 per share on a diluted basis, as a result of prepaying the underlying 8.77% Senior Notes related thereto.

(6)	On September 25, 1997, we acquired Total for $851.8 million, consisting of $460.5 million of debt assumed and $391.3 million of our Common Stock issued for the outstanding stock of Total. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Total are included from the date of acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Our operating results are affected by company-specific factors, primarily our refinery utilization rates and refinery maintenance turnarounds; seasonal factors, such as the demand for refined products and working capital requirements; and industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products and industry supply capacity. The effect of crude oil price changes on our operating results is determined, in part, by the rate at which refined product prices adjust to reflect these changes. As a result, our earnings have been volatile in the past and may be volatile in the future.

In conjunction with our growth strategy, we completed two acquisitions during the third quarter of 2000. On August 31, 2000, we acquired the Golden Eagle Refinery from Tosco for $807.7 million. In September 2000, we purchased Valley Shamrock for $16.2 million, which includes 23 convenience stores and two wholesale facilities.

Also during 2000, we sold or closed 92 convenience stores, including 53 under-performing convenience stores associated with the retail restructuring program.

In March 1999, we terminated a proposed joint venture (Diamond 66) with Phillips Petroleum Company. During the first quarter of 1999, we expensed $11.0 million of transaction costs incurred related to the formation of Diamond 66. These costs are included in restructuring and other expenses for the year ended December 31, 1999.

In December 1999, we finalized the sale of 177 Michigan convenience stores, 400 miles of crude oil and refined product pipelines and five terminals to Marathon Ashland and recognized a gain of $97.6 million. Upon completion of the sale, we permanently closed the Alma, Michigan Refinery and recognized a loss of $138.2 million consisting of $125.4 million to write-down property, plant and equipment, goodwill and deferred refinery maintenance turnaround costs, and $12.8 million of severance and closure costs. The gain and loss are included in restructuring and other expenses for the year ended December 31, 1999.

Also during 1999, we sold or closed 239 convenience stores, including 162 under-performing convenience stores associated with the retail restructuring program and various other assets for a net gain of $25.2 million. The net gain is included in restructuring and other expenses for the year ended December 31, 1999.

During 1998, we reduced the carrying value of crude oil and refined product inventories by $133.4 million to their market value which was lower than the LIFO carrying value. These reductions in inventories are included in the cost of products sold and are recognized as permanent reductions to the inventory balance as of December 31, 1998.

In June 1998, we terminated a proposed joint venture with Petro-Canada. Included in restructuring and other expenses for the year ended December 31, 1998 is $11.2 million of costs associated with the joint venture project.

In June 1998, we approved a restructuring plan designed to reduce our cost structure to reflect current values and improve operating efficiencies in our retail, refining and pipeline operations and support services. Also included in restructuring and other expenses for the year ended December 31, 1998 is a $131.6 million charge to cover the cost of eliminating 466 positions, the closure and sale of 316 convenience stores and the sale of certain non-strategic terminals and pipelines.

In December 1998, we finalized plans to eliminate approximately 300 non-essential jobs, programs and expenses and to implement new initiatives designed to further reduce capital employed and improve earnings. As a result of these changes, we recorded a $12.0 million charge for severance costs associated with terminated employees which is included in restructuring and other expenses for the year ended December 31, 1998.

Seasonality

In the Northeast System, demand for refined products varies significantly during the year. Distillate demand during the first and fourth quarters can range from 30% to 40% above the average demand during the second and third quarters. The substantial increase in demand for home heating oil during the winter months causes our Northeast System to incur significantly higher accounts receivable and inventory levels during the first and fourth quarters of each year. Our US System is less affected by seasonal fluctuations in demand than our operations in the Northeast System. The working capital requirements of the US System, though substantial, show little fluctuation throughout the year. Both the US and Northeast Systems are impacted by the increased demand for gasoline during the summer driving season.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Financial and operating data by geographic area for the years ended December 31, 2000 and 1999 are as follows: Financial Data:
	Years Ended December 31,
	2000			1999
	US(3)	Northeast	Total	US(2)	Northeast(1)	Total
	(in millions, except per share data)

Sales and other revenues	$12,747.5	$4,313.6	$17,061.1	$11,013.3	$2,926.0	$13,939.3
Cost of products sold	8,820.2	2,986.6	11,806.8	7,136.2	1,839.1	8,975.3
Operating expenses	996.8	96.0	1,092.8	908.0	86.5	994.5
Selling, general and
administrative expenses	149.5	176.9	326.4	149.4	151.5	300.9
Taxes other than income taxes	1,997.5	771.2	2,768.7	2,253.6	736.9	2,990.5
Depreciation and amortization	207.9	45.2	253.1	202.3	38.5	240.8
Restructuring and
Other expenses, net	0.1	1.1	1.2	7.3	0.9	8.2

Operating income	$575.5	$236.6	812.1	$356.5	$72.6	429.1

Interest income			21.0			12.4
Interest expense			(134.1)			(141.5)
Equity income from joint ventures			18.4			14.6

Income before income taxes
and dividends of subsidiary			717.4			314.6
Provision for income taxes			262.8			131.1
Dividends on subsidiary stock			10.3			10.3

Net income			$444.3			$173.2

Basic net income per share			$5.12			$2.00

Diluted net income per share			$5.11			$2.00

Weighted average number of shares:
Basic			86.773			86.615
Diluted			87.002			86.742

18

Operating Data:

	Years Ended December 31,
	2000	1999
US System
Mid-Continent Refineries (2):
Throughput (barrels per day)	363,800	391,200
Margin ($/barrel)	$5.81	$3.61
Operating cost ($/barrel)	$2.17	$1.80

West Coast Refineries(3):
Throughput (barrels per day)	186,400	132,200
Margin ($/barrel)	$7.23	$5.46
Operating cost ($/barrel)	$2.67	$1.62

Retail:
Fuel volume (barrels per day)	160,200	175,100
Fuel margin (cents per gallon)	10.1	11.1
Merchandise sales ($1,000/day)	$2,939	$3,496
Merchandise margin	27.7%	26.2%

Northeast System
Quebec Refinery:
Throughput (barrels per day)	161,200	149,100
Margin ($/barrel)	$4.98	$1.86
Operating cost ($/barrel)	$0.86	$0.92

Retail:
Fuel volume (barrels per day)	71,900	68,400
Overall margin (cents per gallon) (4)	23.9	24.0

(1)	Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

(2)	In December 1999, the Alma Refinery was permanently shutdown and ceased operations. Excluding the Alma Refinery operations from the Mid-Continent Refineries’amounts for the year ended December 31, 1999 results in the following:

Throughput (barrels per day)	353,300
Margin ($/barrel)	$3.59
Operating cost ($/barrel)	$1.73

(3)	The West Coast Refineries include the operations of the Wilmington Refinery and the Golden Eagle Refinery since its acquisition on August 31, 2000. The Golden Eagle Refinery’s operations for the four months ended December 31, 2000 included the following:

Throughput (barrels per day)	136,200
Margin ($/barrel)	$11.14
Operating cost ($/barrel)	$4.81

(4)	Retail marketing overall margin reported for the Northeast System represents a blend of gross margin for company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

19

General

Net income for the year ended December 31, 2000 was $444.3 million compared to net income in 1999 of $173.2 million. On a per share basis, we recognized net income of $5.12 per basic share for the year ended December 31, 2000 compared to net income of $2.00 per basic share for the year ended December 31, 1999. The net income per diluted share in 2000 was $5.11 compared to net income per diluted share in 1999 of $2.00.

Factors contributing to this improved profitability for the year ended December 31, 2000 were:

•	a 22% increase in sales and other revenues due primarily to the increase in refined product prices resulting from higher crude oil costs during 2000 and the addition of the Golden Eagle operations effective September 1, 2000. The cost of crude oil increased from approximately $24 per barrel at December 31, 1999 to approximately $30 per barrel at December 31, 2000;

•	a 5% decrease in interest expense as a result of the repayment of $602.8 million of debt primarily during the second half of 1999 which was partially offset by the additional interest expense related to the $700.0 million of borrowings incurred for the acquisition of the Golden Eagle Refinery; and

•	a $16.4 million after-tax gain ($0.19 per share) relating to the settlement of certain Federal income tax issues.

Operating expenses for 2000 increased 10% over 1999 levels mainly due to higher fuel gas and utility costs to run the refineries, increased payroll and employee relocation expenses and the addition of the Golden Eagle Refinery’s operations effective September 1, 2000.

US System

The US System’s operating income of $575.5 million for the year ended December 31, 2000 increased 61% as compared to operating income of $356.5 million for the year ended December 31, 1999 primarily due to operating income generated from the refining segment. Operating income for the US System’s refining segment increased to $668.1 million in 2000 from $323.6 million in 1999 as a result of dramatically improved refining margins. Excluding Golden Eagle’s operations from 2000 and Alma’s operations from 1999, the US System’s refineries’ throughput increased 4% to 504,800 barrels per day and the refinery margin improved to $5.85 per barrel in 2000 from $4.09 per barrel in 1999.

The Mid-Continent Refineries’ refining margin, excluding the results of the Alma Refinery in 1999, increased to $5.81 per barrel in 2000 from $3.59 per barrel in 1999 as prices for gasoline and distillate products increased throughout 2000. Throughput at the Mid-Continent Refineries declined during 2000 as a result of the permanent shutdown of the Alma Refinery in December 1999, which generated throughput of 37,900 barrels per day during the year ended December 31, 1999. However, excluding Alma’s throughput in 1999, the Mid-Continent Refineries’ throughput increased 3% during 2000 from 1999 levels.

The West Coast Refineries, which includes the Wilmington and Golden Eagle Refineries, benefited from very strong West Coast refining margins. Throughput at the Wilmington Refinery increased 7% from 132,200 barrels per day in 1999 to 141,000 barrels per day in 2000. The refining margin for the Wilmington Refinery increased $0.51 per barrel from $5.46 per barrel in 1999 to $5.97 per barrel in 2000. The improved refining margin was due to higher sales prices on refined products caused by higher crude oil prices.

The US retail operations continued to be negatively impacted by the decline in fuel margins as a result of wholesale gasoline prices increasing faster than retail pump prices. Operating income for the US System’s retail segment was $18.5 million during 2000 as compared to $133.6 million during 1999 as a result of the lower fuel margin. The decrease in the US System’s retail fuel volume is due mainly to the sale of 416 convenience stores during 1999. Merchandise sales per store decreased from $3.5 million per day in 1999 to $2.9 million per day in 2000. However, the merchandise margin increased to 27.7% in 2000 as compared to 26.2% in 1999 due to higher margins on merchandise such as cigarettes.

Overall, selling, general and administrative expenses for the year ended December 31, 2000 remained level with 1999 expenses. Lower selling expenses as a result of 416 fewer convenience stores were offset by higher expense accruals for litigation, SAP system training costs, and higher incentive compensation as a result of record earnings in 2000.

Northeast System

Operating income for the Northeast System of $236.6 million for the year ended December 31, 2000 more than tripled as compared to $72.6 million for the year ended December 31, 1999. Sales and other revenues increased 47% due to higher selling prices of refined products as a result of higher crude oil prices compared to 1999 combined with a 5% increase in retail sales volume.

Throughput at the Quebec Refinery improved to 161,200 barrels per day in 2000 compared to 149,100 barrels per day in 1999 primarily due to expansion and de-bottlenecking projects completed in 1999. The refinery margin also increased from $1.86 per barrel in 1999 to $4.98 per barrel in 2000 due to lower industry inventory levels and increased demand in 2000. These improvements combined with lower operating costs per barrel results in operating income for the refinery segment of $180.1 million for the year ended December 31, 2000 compared to $35.0 million for the same period in 1999.

Retail fuel volumes improved 5% as a result of higher motorist and home heating oil sales. The retail margin for the Northeast System, however, dropped slightly from 1999 to 2000 because of the higher wholesale gasoline prices as compared to the retail pump prices.

Selling, general and administrative expenses were 17% higher in 2000 than in 1999 due to the additional selling expenses associated with higher sales volumes, especially in the home heating oil business, and higher accruals for incentive compensation.

Corporate Expenses

Interest expense decreased $7.4 million to $134.1 million for the year ended December 31, 2000 due to lower average outstanding borrowings during 2000 as compared to 1999. During 1999, we paid down $602.8 million of debt which kept our average outstanding borrowings low during 2000 until $450.0 million of additional debt was incurred in August 2000 to fund the acquisition of the Golden Eagle Refinery.

The consolidated income tax provisions for the year ended December 31, 2000 and 1999 were based upon our effective income tax rates of 37% and 42%, respectively. The consolidated effective income tax rates exceed the U.S. Federal statutory income tax rate primarily due to State income taxes, the effects of foreign operations, and the amortization and write-off of non-deductible goodwill.

In December 2000, we settled an appeal with the IRS related to tax issues for the years 1988 through 1994. The appeal was resolved in our favor and we received a tax refund of $12.5 million plus interest of $6.1 million, or $0.19 per basic share.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Financial and operating data by geographic area for the years ended December 31, 1999 and 1998 are as follows:

Financial Data:

	Years Ended December 31,
	1999			1998
	US	Northeast(1)	Total	US(2)	Northeast(1)	Total
	(in millions, except per share data)

Sales and other revenues	$11,013.3	$2,926.0	$13,939.3	$8,658.3	$2,454.8	$11,113.1
Cost of products sold	7,136.2	1,839.1	8,975.3	4,972.1	1,347.2	6,319.3
Operating expenses	908.0	86.5	994.5	1,025.7	91.8	1,117.5
Selling, general and
administrative expenses	149.4	151.5	300.9	173.0	152.3	325.3
Taxes other than income taxes	2,253.6	736.9	2,990.5	2,175.2	723.2	2,898.4
Depreciation and amortization	202.3	38.5	240.8	201.5	35.9	237.4
Restructuring and other
expenses, net	7.3	0.9	8.2	139.6	13.2	152.8

Operating income (loss)	$356.5	$72.6	429.1	$(28.8)	$91.2	62.4

Interest income			12.4			9.7
Interest expense			(141.5)			(143.5)
Equity income from joint ventures			14.6			7.4

Income (loss) before income taxes
and dividends of subsidiary			314.6			(64.0)
Provision for income taxes			131.1			3.8
Dividends on subsidiary stock			10.3			10.3

Net income (loss)			$173.2			$(78.1)

Basic net income per share			$2.00			$(0.89)

Diluted net income per share			$2.00			$(0.89)

Weighted average number of shares:
Basic			86.615			88.555
Diluted			86.742			88.555

22

Operating Data:

	Years Ended December 31,
	1999	1998

US System
Mid-Continent Refineries
Throughput (barrels per day)	391,200	395,000
Margin ($/barrel)(2)	$3.61	$3.49
Operating cost ($/barrel)	$1.80	$2.10

Wilmington Refinery:
Throughput (barrels per day)	132,200	114,700
Margin ($/barrel)(2)	$5.46	$4.45
Operating cost ($/barrel)	$1.62	$2.35

Retail:
Fuel volume (barrels per day)	175,100	170,100
Fuel margin (cents per gallon)	11.1	14.4
Merchandise sales ($1,000/day)	$3,496	$3,246
Merchandise margin	26.2%	30.9%

Northeast System
Quebec Refinery:
Throughput (barrels per day)	149,100	153,300
Margin ($/barrel)(2)	$1.86	$2.88
Operating cost ($/barrel)	$0.92	$0.98

Retail:
Fuel volume (barrels per day)	68,400	64,000
Overall margin (cents per gallon) (3)	24.0	25.3

(1)	Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

(2)	Refinery margins for 1998 exclude the non-cash charge for the reduction in the carrying value of crude oil and refined product inventories due to the drop in crude oil and refined product prices during 1998. Had the non-cash charge for the reduction of inventories been included in the refinery margin computation, the 1998 refinery margins would have been $3.01 per barrel for the Mid-Continent Refineries, $3.83 per barrel for the Wilmington Refinery, and $2.15 per barrel for the Quebec Refinery.

(3)	Retail overall margin reported for the Northeast System represents a blend of gross margin for company and dealer-operated retail outlets and convenience stores, home heating oil sales and cardlock operations.

General

Net income for the year ended December 31, 1999 was $173.2 million compared to net loss in 1998 of $78.1 million. On a per share basis, we recognized net income of $2.00 per basic share for the year ended December 31, 1999 as compared to a net loss of $0.89 per basic share for the year ended December 31, 1998.

During 1999, we recognized the following unusual items:

•	transaction costs of $11.0 million associated with the termination of the proposed Diamond 66 joint venture were expensed in March 1999;

•	a gain of $97.6 million related to the sale of the Michigan retail, pipeline and terminal operations in December 1999;

•	a net gain of $25.2 million related primarily to the sale or closure of 239 convenience stores sold during 1999;

•	a loss of $138.2 million related to the permanent closure of the Alma Refinery in December 1999; and

•	$29.7 million of liability reductions primarily related to retail restructuring reserves and environmental liabilities which are no longer necessary, and insurance recoveries.

23

During 1998, we recognized the following unusual items:

•	$133.4 million non-cash charge to reduce inventories due to the continuing drop in crude oil and refined product prices;

•	$131.6 million charge related to the restructuring of the retail, refining and pipeline operations and support services;

•	$12.0 million charge for severance benefits payable to terminated employees under our corporate restructuring and profit improvement program implemented in December 1998;

•	$11.2 million of termination costs associated with the cancelled joint venture with Petro-Canada; and,

•	$7.0 million gain on the sale of a 25% interest in the McKee to El Paso refined product pipeline and terminal.

US System

The US System had operating income of $356.5 million for the year ended December 31, 1999 as compared to an operating loss of $28.8 million for the year ended December 31, 1998. The unusual items discussed above significantly impacted 1998 operations.

Sales and other revenues increased 27% from 1998 to 1999 due primarily to the increase in refined product selling prices at both the wholesale and the retail levels. Refined product selling prices increased steadily throughout 1999 as crude oil costs rose from $12 per barrel in January 1999 to $26 per barrel by December 1999, a 117% increase. In addition, the volumes of refined product sold increased approximately 4% from 1998 to 1999.

US refining operations in 1999 improved significantly over 1998 levels. Despite continuing reductions in industry refining margins everywhere but on the West Coast, we were able to improve refining realizations for the US System by favorably managing our crude oil and other feedstock acquisition activities particularly for crude oil purchases in the Mid-Continent region where purchases are arranged approximately 40 days in advance of delivery.

The Wilmington Refinery operated at full capacity during the second and third quarters when refining margins hit an all-time high on the West Coast as a result of significant operating problems at other West Coast refineries. In September 1999, the West Coast refining margins returned to more normal levels after other West Coast refineries which had been shut down, were restarted and taken to full capacity. In addition to the higher refinery margin, throughput at the Wilmington Refinery increased 15% from 114,700 barrels per day in 1998 to 132,200 barrels per day in 1999 due to the debottlenecking of the FCCU which was performed during the 25-day turnaround in December 1998. Operating costs per barrel at the Wilmington Refinery decreased to $1.62 per barrel in 1999 from $2.35 per barrel in 1998 as a result of higher throughput volumes and the cost reductions implemented in late 1998.

Throughput at the Mid-Continent Refineries dropped less than 1% from 395,000 barrels per day in 1998 to 391,200 barrels per day in 1999 even after operations at the Alma Refinery were suspended in October 1999. In 1998, throughput and the refinery margin were adversely affected due to the downtime at the Ardmore Refinery after it sustained a power failure and fire in the FCCU in July 1998. Operating costs decreased $0.30 per barrel from 1998 to 1999 due to lower utility expenses and other cost reductions.

The US retail operations were negatively impacted by the increase in crude oil prices and short-term supply imbalances during 1999 which pushed wholesale gasoline prices up faster than retail pump prices. Consequently, the retail fuel margin decreased 3.3 cents per gallon from 1998 to 1999. The decrease in the US retail merchandise margin was caused by increased cigarette prices in December 1998 and during 1999 which could not be fully passed on to customers. On a positive note, merchandise sales per store improved 8% from 1998 to 1999 as a result of closing and selling under-performing company-operated convenience stores.

Selling, general and administrative expenses decreased 14% in 1999 as compared to 1998 despite the increased selling expenses incurred to support the higher level of sales. More than offsetting the increased selling expenses were lower general and administrative expenses due to the cost-reduction programs initiated in 1998 and early 1999 to improve profitability.

Northeast System

The Northeast System had operating income of $72.6 million for the year ended December 31, 1999 as compared to $91.2 million for the year ended December 31, 1998. The decrease in the operating income is due primarily to lower refining margins and retail fuel margins from 1998 to 1999. Despite a 19% increase in sales and other revenues from 1998 to 1999, the rising cost of crude oil during 1999 negatively impacted the Quebec Refinery’s margin resulting in a decrease from $2.88 per barrel in 1998 to $1.86 per barrel in 1999. However, operating costs per barrel in 1999 as compared to 1998 decreased due to the cost-reduction programs implemented at the beginning of 1999 which partially offset the impact of the reduced refining margin.

Retail fuel volumes increased 7% from 1998 to 1999 due to continued successful promotions programs. The overall retail margin declined to 24.0 cents per gallon in 1999 from 25.3 cents per gallon in 1998 due to slightly lower margins in the home heating oil business which was caused by the warm winter, high inventories and the margin squeeze that resulted as crude oil prices rose during the year.

Corporate Expenses

Interest expense of $141.5 million for 1999 decreased $2.0 million from 1998 due to lower average outstanding borrowings during 1999 as compared to 1998 resulting from the payoff of $205.0 million of debt in April and July 1999. An additional $397.8 million of debt was paid off in December 1999 with cash flow from operations and the proceeds from asset sales.

The consolidated income tax provision for the year ended December 31, 1999 was based upon our effective income tax rate for the year of 42%. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to State income taxes, the effects of foreign operations, and the amortization and write-off of non-deductible goodwill.

The consolidated income tax provision, exclusive of the retail, refining and pipeline restructuring charge, for the year ended December 31, 1998 was based upon our effective income tax rate for the year of 40%. The income tax benefit of the second quarter restructuring charge was computed separately at 21% and is below the U.S. Federal statutory income tax rate due to the non-deductible writedown of goodwill. As a result of the unusual items and the profitable Canadian operations, we recognized tax expense of $3.8 million even though we incurred a consolidated net loss.

Outlook

Our earnings depend largely on refining and retail margins. The petroleum refining and marketing industry has been and continues to be volatile and highly competitive. The cost of crude oil that we purchase and the price of refined products we sell have fluctuated widely in the past. As a result of the historic volatility of refining and retail margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels.

Industry refining margins during the fourth quarter of 2000 continued to stay above average due to colder weather and low refined product inventories. Distillate margins for the northeastern part of the United States increased sharply from margins seen in the fourth quarter of 1999 as winter finally arrived and was much colder than the past three years. Prices of home heating oil stayed fairly constant while crude oil prices fell from their November 2000 highs. During the quarter, the Northeast Heating Oil Reserve reached its target maximum level of 2,000,000 barrels. The reserve was built in order to help mitigate any sharp price upswing in home heating oil this winter. Wholesale and retail refined product margins stayed comparably strong throughout the quarter especially for home heating oil and diesel fuels as retail demand increased from third quarter levels.

Looking ahead to the first quarter of 2001, wholesale and retail distillate margins are expected to be above average due to low industry inventories and strong consumer demand brought about by the continued colder winter weather in the northeast United States and eastern Canada. Gasoline margins are also expected to be above average as industry inventories are not increasing as is typical in the winter due to the number of refinery maintenance turnarounds being done throughout the United States. If the industry inventory levels for gasoline remain low going into the summer driving season and demand remains strong, refining margins should be above average.

Natural gas prices have risen dramatically from 1999 levels affecting both fuel gas and electricity costs throughout the United States. California has been especially hard hit as high demand and low production of electricity has caused the state to impose rolling blackouts. Our refineries in California have uninterruptible power agreements and therefore are not directly affected by these power interruptions. However, our cost for power is market-based, which is increasing our West Coast operating costs. In addition, third party pipelines that distribute our refined products have been subject to blackouts. This could affect our ability to produce and transport refined products efficiently while California deals with its electricity shortage.

See “Certain Forward-Looking Statements.”

Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which we operate. We have accrued liabilities for estimated site restoration costs and remediation obligations to be incurred in the future at various facilities and properties, including multiparty sites in the US System where we have been identified as a potentially responsible party. Under our accounting policy, liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated.

As of December 31, 2000 and 1999, accruals for environmental matters amounted to $152.7 million and $171.0 million, respectively. During 2000, environmental liabilities were increased for various refinery and retail environmental remediation projects including California MTBE issues. During 1999, based on the annual review of environmental liabilities, it was determined that certain liabilities were overstated as the required cleanup obligation was less than originally estimated. Accordingly, environmental liabilities were reduced by $20.6 million.

Capital Expenditures

The refining and retail marketing of refined products is a capital-intensive business. Significant capital requirements include expenditures to upgrade or enhance refinery operations to meet environmental regulations and maintain our competitive position, as well as to acquire, build and maintain broad-based retail networks. The capital requirements of our operations consist primarily of:

•	maintenance expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

•	growth opportunity expenditures, such as those planned to expand and upgrade our retail business, to increase the capacity of certain refinery processing units and pipelines and to construct additional petrochemical processing units.

During the year ended December 31, 2000, capital expenditures totaled $191.7 million of which $105.0 million related to maintenance expenditures and $86.7 million related to growth opportunity expenditures. Approximately $41.2 million and $41.4 million of costs were incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the year ended December 31, 2000, we incurred $18.7 million in refinery maintenance turnaround costs primarily at the Three Rivers and McKee Refineries.

We plan to invest $79.0 million to expand our Quebec Refinery from 167,000 barrels per day to 200,000 barrels per day and our distribution network to meet the growing consumer demand in eastern Canada and the northeast area of the United States. The expansion is expected to further reduce unit operating and feedstock costs. This project is included in the capital expenditures budget for 2001 and is slated for completion in the latter part of 2001. During the year ended December 31, 2000, growth capital expenditures included $10.8 million associated with this project.

Growth opportunity expenditures during the year ended December 31, 2000, also included:

•	$9.2 million to restart the No.3 crude unit at the Golden Eagle Refinery, and

•	$4.6 million to re-image various convenience stores.

During the year ended December 31, 1999, capital expenditures totaled $167.6 million, of which $79.8 million related to maintenance expenditures, $65.2 million related to growth opportunity expenditures, and $22.6 million related to Year 2000 expenditures for the replacement of non-compliant equipment. Approximately $43.3 million and $27.8 million have been incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the year ended December 31, 1999, we also incurred $33.9 million in refinery maintenance turnaround costs primarily at the Wilmington Refinery.

Growth opportunity expenditures during the year ended December 31, 1999 included:

•	$36.2 million associated with the implementation of our new information technology systems, and

•	$10.1 million to revamp the McKee Refinery’s FCCU power train which has increased throughput capacity by 9,000 barrels per day.

We are continually investigating strategic acquisitions and other business opportunities that will complement our current business activities. On August 31, 2000, we acquired the Golden Eagle Refinery from Tosco Corporation for a total of $807.7 million. On September 29, 2000, we acquired Valley Shamrock, Inc., which operates 23 convenience stores and two wholesale facilities for $16.2 million. For 2001, we have established a capital expenditures budget of approximately $381.2 million, which includes $219.5 million of growth projects and $161.7 million for maintenance, reliability and regulatory projects. These budgeted amounts are reviewed throughout the year by management and are subject to change based on economic conditions or other opportunities that arise.

We expect to fund our capital expenditures over the next several years from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under its bank credit facilities and its commercial paper program discussed below. In addition, depending upon our future needs and the cost and availability of various financing alternatives, we may, from time to time, seek additional debt or equity financing in the public or private markets.

Liquidity and Capital Resources

Financing

As of December 31, 2000, our cash and cash equivalents totaled $197.1 million. We currently have two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of December 31, 2000, we had borrowing capacity of approximately $461.5 million under our committed bank facilities and commercial paper program and approximately $598.4 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

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

On August 31, 2000, we financed the purchase of the Golden Eagle Refinery with the following borrowings:

•	$350.0 million from a short-term bridge loan with interest due at a rate of 7.6% and principal and interest due on October 2, 2000. The bridge loan was refinanced with borrowings under the commercial paper program in October 2000.

•	$250.0 million under the existing revolving accounts receivable securitization facility;

•	$100.0 million under the existing commercial paper program; and

•	$107.7 million of cash.

In July 2000, we transferred most of the crude oil and refined product pipeline, terminalling, and storage assets that support the McKee, Three Rivers and Ardmore Refineries to Shamrock Logistics Operations, L.P., a newly formed wholly-owned subsidiary. In addition, we formed Shamrock Logistics, L.P., a wholly-owned subsidiary, which will be the parent entity of Shamrock Logistics Operations, L.P. On August 14, 2000, we filed a registration statement on Form S-1 relating to an initial public offering of limited partnership units of Shamrock Logistics, L.P., which we expect to complete by April of 2001, subject to acceptable market conditions and other considerations.

In March 1999, we established a revolving accounts receivable securitization facility which provides us with the ability to sell up to $250.0 million of accounts receivable on an ongoing basis. In connection with the securitization facility, we sell, on a revolving basis, an undivided interest in certain of our trade and credit card receivables. During 2000, we received $250.0 million of proceeds from the sale of accounts receivable which were used to partially fund the acquisition of Golden Eagle in August 2000. During 1999, we received $237.6 million of proceeds from the sale of accounts receivable, which were used to reduce our outstanding indebtedness, including indebtedness under our commercial paper program. At December 31, 2000 and 1999, the balance of receivables sold was $250.0 million and $39.8 million, respectively.

Equity

On February 7, 2001, our Board of Directors approved a share buyback program under which we expect to repurchase $750.0 million of our Common Stock, or approximately 23.2 million shares based on the closing price on February 7, 2001 of $32.29 per share. As part of this buyback program, we purchased 7,050,109 shares of our Common Stock, at $32.85 per share on February 7, 2001, held by TotalFinaElf since our acquisition of Total Petroleum (North America) Ltd. in September 1997.

In order to fund the share buyback program, we entered into a bridge loan agreement on February 7, 2001 with two banks that have committed to lend us up to $750.0 million. We anticipate refinancing the bridge loan during the second quarter of 2001 with proceeds from public debt offerings under our universal shelf registration statement. Interest on the borrowings is based on floating market rates tied to prime rates, Federal Fund rates or Euro Dollar rates. We will service the interest due on the additional borrowings from a reduction in the annual dividend on the Common Stock, which was reduced from $1.10 per share to $0.50 per share. As of February 27, 2001, we have borrowed $554.9 million under the bridge loan.

Shareholders of record as of February 19, 2001 will receive the current $0.275 per share quarterly dividend, payable March 5, 2001. Shareholders of record after that date will receive a dividend of $0.125 per share at the time of the next quarterly dividend declaration, subject to Board approval.

On February 7, 2001, our Board of Directors also authorized an annual $100.0 million share buyback program beginning in the second half of 2001 upon completion of the $750.0 million buyback program. We will fund the annual share buyback program from borrowings under new and existing credit facilities and cash from operations.

During 1998, we purchased 3,740,400 shares of our Common Stock under a $100.0 million share buyback program approved by the Board of Directors in July 1998. The purchased stock was funded using available cash flow from operations. As a result of the share buyback program, our cash dividend requirements are lower by approximately $4.1 million per year. In November 1999, 3,740,000 of the purchased shares were transferred to the Grantor Trust Stock Ownership Program (GSOP Trust), which will fund our future employee benefit obligations. During the year ended December 31, 2000, 273,020 shares were released from the GSOP Trust of which 156,661 shares were transferred directly to employees or Stock Plan participants in satisfaction of our obligation to pay compensation and benefits. The remaining 116,359 released shares are held in trust until directed by our Employee Benefits Committee.

Retail Restructuring

The continued consolidation in the refining and marketing industry has changed the retail product pricing environment resulting in lower retail margins over the past several years. In order to stay competitive and increase profitability, we initiated a restructuring program in June 1998 to:

•	reorganize our retail support infrastructure (eliminating 341 positions),

•	to close and sell 316 under-performing convenience stores, and

•	to sell certain excess terminal and pipeline assets, including the elimination of an additional 125 related positions.

28

Accordingly, we recognized a one-time charge of $131.6 million in the quarter ended June 30, 1998 consisting of $82.1 million to write-down property, plant and equipment and goodwill, $34.0 million for costs associated with closing and selling the 316 convenience stores, and $15.5 million of severance costs to eliminate 260 positions.

During 1999 and continuing in 2000, the market demand for convenience stores increased significantly as both large and small operators sought to expand their portfolios. As a result, we sold many of our under-performing convenience stores, instead of closing them and selling the underlying property. For the three years ended December 31, 2000, we have sold 280 of the under-performing convenience stores and terminated 260 retail employees. We expect to close or sell the remaining 36 under-performing convenience stores during 2001.

Cash Flows for the Year Ended December 31, 2000

During the year ended December 31, 2000, our cash position increased $104.3 million to $197.1 million. Net cash provided by operating activities increased from $536.7 million in 1999 to $896.8 million in 2000 due to improved profitability of our operations.

Net cash used in investing activities during the year ended December 31, 2000 totaled $1,011.3 million. Our acquisitions during the year totaled $828.7 million and include the Golden Eagle Refinery and Valley Shamrock convenience stores. Our cash outflows also included $191.7 million for capital expenditures and $18.7 million for refinery maintenance turnaround costs. We received $27.8 million of proceeds from the sales of various retail assets.

Net cash provided by financing activities during the year ended December 31, 2000 totaled $220.7 million. During 2000, our commercial paper borrowings increased as a result of financing the acquisition of the Golden Eagle Refinery. We also paid cash dividends totaling $95.7 million during 2000.

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

Net cash used in financing activities during the year ended December 31, 1999 was $694.6 million. During 1999, we declared and paid quarterly dividends which totaled $95.3 million. In addition, the proceeds received from the Securitization Facility and from asset sales were used to reduce our commercial paper and working capital borrowings. In April and July 1999, we paid off $30.0 million of 10.75% Senior Notes and $175.0 million of 8.25% Notes, respectively. Overall, we paid down $602.8 million of balance sheet debt, thus reducing our debt to total capitalization ratio to 42.4% as of December 31, 1999.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. During 2000, the Canadian dollar dropped against the U.S. dollar from $0.6924 at December 31, 1999 to $0.6672 at December 31, 2000. However, as our Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, our net equity as of December 31, 2000, by $102.7 million. Although we expect the exchange rate to fluctuate during 2001, we cannot reasonably predict its future movement.

With the exception of our crude oil costs which are U.S. dollar denominated, fluctuations in the Canadian dollar exchange rate will affect the U.S. dollar amount of revenues and related costs and expenses reported by our Canadian operations. The potential impact on the refining margin of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by our pricing policies in the Northeast System, which generally pass on any change in the cost of crude oil. Retail margins, on the other hand, have been adversely affected by exchange rate fluctuations as competitive pressures have, from time to time, limited our ability to promptly pass on the increased costs to the ultimate consumer. We have considered various strategies to manage currency risk, and we hedge the Canadian currency risk when such hedging is considered economically appropriate.

Impact of Inflation

The impact of inflation has stabilized in recent years. However, it is still a factor in the United States and Canadian economies and may increase the cost to acquire or replace property, plant and equipment and/or increase the costs of supplies and labor. To the extent permitted by competition, we have passed and will continue to pass along increased costs to our customers.

In addition, we are affected by volatility in the cost of crude oil and refined products as market conditions continue to be the primary factor in determining the costs of our refined products. The cost of crude oil increased from approximately $24 per barrel at December 31, 1999 to approximately $30 per barrel at December 31, 2000. The cost of refined products sold, as reported in our consolidated financial statements, approximates current cost since we use the LIFO method to account for most of our inventories. The continued increase in crude oil and refined product prices during 2000 outpaced retail pump prices, which negatively impacted retail fuel margins.

New Accounting Pronouncements

FASB Statement No. 133

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.” In June 2000, the FASB issued Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and be measured at their fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying fair value hedges allows a derivative instrument’s gains and losses to offset changes in the fair value of the hedged item in the statement of income, to the extent effective. Hedge accounting for qualifying cash flow hedges allows changes in the fair value of derivative instruments to be deferred through other comprehensive income to the extent effective until the hedged forecasted transaction affects earnings. Statement No. 133, as amended, requires formal documentation, designation and assessment of effectiveness of transactions that receive hedge accounting.

Effective January 1, 2001, we adopted Statement No. 133, as amended. We do not believe the impact of adopting Statement No. 133, as amended, is material to our financial position or results of operations. However, the adoption of Statement No. 133, as amended, could increase volatility in our net income and other comprehensive income as derivative instruments and the degree of hedge accounting is subject to change from time to time based on our decisions as to the appropriate strategies and our overall risk exposure levels. The impact of adopting Statement No. 133, as amended, was to record derivative assets of $25.6 million, derivative liabilities of $16.1 million, and a cumulative effect adjustment to other comprehensive income of $13.3 million, net of taxes. Included in other comprehensive income (loss) are $6.2 million and $7.1 million of gains which will be reclassified into earnings during 2001 and 2002, respectively, when the forecasted transactions impact earnings.

Interest rate swap agreements are used to manage our exposure to interest rate risk on fixed-rate debt obligations. Under Statement No. 133, as amended, these interest rate swap agreements are designated and documented as fair value hedges of the related fixed-rate debt obligations.

Our operations utilize contracts that provide for the purchase of crude oil and other feedstocks and the sale of refined products. Certain of these contracts meet the definition of a derivative instrument in accordance with Statement No. 133, as amended. We believe these contracts qualify for the normal purchases and normal sales exception under Statement No. 133, as amended, because they will be delivered in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, these contracts are designated as normal purchases and normal sales contracts and are not required to be recorded as derivatives under Statement No. 133, as amended.

Commodity futures contracts are used to procure a large portion of our crude oil requirements and to hedge our exposure to crude oil, refined product, and natural gas price volatility. Under Statement No. 133, as amended, these commodity futures contracts are not designated as hedging instruments.

Commodity price swaps are used to manage our exposure to price volatility related to forecasted purchases of crude oil and refined products. Under Statement No. 133, as amended, certain commodity price swaps are designated and documented as cash flow hedges of forecasted purchases.

Periodically, we enter into short-term foreign exchange and purchase contracts to manage our exposure to exchange rate fluctuations on the trade payables of our Canadian operations that are denominated in U.S. dollars. Under Statement No. 133, as amended, these contracts are not designated as hedging instruments.

FASB Statement No. 140

In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. Except as otherwise provided, Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement shall be applied prospectively; earlier or retroactive application of this statement is not permitted. We have reviewed the requirements of Statement No. 140 and believe that our accounting policies and the disclosures in the consolidated financial statements are appropriate and adequately address its requirements. Impact of adoption after March 31, 2001 is not expected to be material.

Staff Accounting Bulletin No. 101

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which provides the SEC’s views in applying generally accepted accounting principles to selected revenue recognition issues. We have reviewed the guidance of this SAB and believe that our accounting policies and the disclosures in the consolidated financial statements are appropriate and adequately address the requirements of this SAB.

EITF Issue No. 00-10

The FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” which addresses the income statement classification of amounts billed to a customer for shipping and handling and the related costs incurred for shipping and handling. The Task Force concluded that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The Task Force also concluded that the classification of shipping and handling costs is an accounting policy that should be disclosed. Registrants are required to apply the consensus guidance in the financial statements for the fourth quarter of their fiscal year beginning after December 15, 1999. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to comply with the classification guidelines of this Issue. In October 2000, we reclassified $30.5 million of freight costs which had been netted against sales and other revenues during 2000. No other reclassifications to prior years’ statements were necessary.

FASB Interpretation No. 44

In March 2000, the FASB issued Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation” which clarified certain issues from APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Interpretation clarified the definition of an employee for purposes of applying APB Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation was effective July 1, 2000. We have reviewed the guidance of this Interpretation and believe that our accounting policies and the disclosures in the consolidated financial statements are appropriate and adequately address the requirements of this Interpretation.

Certain Forward-Looking Statements

This Annual Report on Form 10-K and the Proxy Statement, incorporated herein by reference, contains certain “forward-looking” statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and information relating to us and our subsidiaries that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this Annual Report or the Proxy Statement, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our subsidiaries or management, identify forward-looking statements. These statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors.

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency rates and commodity prices related to crude oil, refined products and natural gas. To manage or reduce these market risks, we use interest rate swaps, foreign exchange and purchase contracts, and commodity futures and price swap contracts. A discussion of our primary market risk exposures in derivative financial instruments is presented below.

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed interest rate debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have maturities of less than three months. The carrying amount of our floating interest rate debt approximates fair value. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by obtaining debt that has a floating interest rate or using interest rate swaps to change fixed interest rate debt to floating interest rate debt. Generally, we maintain floating interest rate debt of between 40% and 50% of total debt. Since mid-1999, the Federal Reserve has raised interest rates six times and in January and February of 2001 decreased interest rates in order to keep inflation in line. As a result, the fair value of our fixed rate debt has declined as shown in the following tables.

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

	December 31, 2000
	Expected Maturity Dates
	2000	2001	2002	2003	2004	There- After	Total	Fair Value
	(in millions, except interest rates)
Long-term Debt:
Fixed rate	$1.7	$351.3	$ 28.8	$0.6	$196.5	$714.8	$1,293.7	$1,306.2
Average interest rate	7.4%	8.8%	8.2%	7.7%	7.9%	7.5%	7.9%	N/A
Floating rate	$ —	$367.8	$ —	$ —	$ —	$ —	$ 367.8	$ 367.8
Average interest rate	—%	7.8%	—%	—%	—%	—%	7.8%	N/A
Interest Rate Swaps:
Fixed to floating	$ —	$ 200.0	$ —	$ —	$150.0	$100.0	$ 450.0
Average pay rate	5.5%	5.1%	5.5%	5.7%	5.9%	6.5%	6.0%
Average receive rate	6.4%	6.4%	6.6%	6.6%	6.6%	6.9%	6.7%

	December 31, 1999
	Expected Maturity Dates
	2000	2001	2002	2003	2004	There- After	Total	Fair Value
	(in millions, except interest rates)
Long-term Debt:
Fixed rate	$14.0	$84.5	$285.0	$ 33.5	$0.6	$911.4	$1,329.0	$1,295.2
Average interest rate	8.8%	9.6%	8.7%	8.8%	7.7%	7.6%	8.0%	N/A
Floating rate	$ —	$ —	$ 12.6	$ —	$ —	$ —	$ 12.6	$ 12.6
Average interest rate	—%	—%	5.7%	—%	—%	—%	5.7%	N/A
Interest Rate Swaps:
Fixed to floating	$ —	$ —	$200.0	$ —	$ —	$ 250.0	$ 450.0
Average pay rate	6.2%	6.9%	7.0%	7.1%	7.1%	7.5%	7.2%
Average receive rate	6.4%	6.4%	6.4%	6.6%	6.6%	6.9%	6.7%

Foreign Currency Risk

Periodically, we enter into short-term foreign exchange and purchase contracts to manage our exposure to exchange rate fluctuations on the trade payables of our Canadian operations that are denominated in U.S. dollars. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At December 31, 2000, we had commitments to purchase $36.0 million of U.S. dollars. At December 31, 1999, we had short-term foreign exchange contracts totaling $12.1 million and commitments to purchase $34.2 million of U.S. dollars. Our exposure to market risk was minimal on these contracts as they matured shortly after December 31, 2000 and 1999, respectively.

We generally do not hedge for the effects of foreign exchange rate fluctuations on the translation of our foreign results of operations or financial position.

Commodity Price Risk

We are subject to the market risk associated with changes in market prices of crude oil, refined products and natural gas prices; however, these changes in values are generally offset by changes in the sales price of our refined products. Our risk management policy allows us to use commodity futures contracts to procure a large portion of our crude oil requirements and to hedge our exposure to crude oil, refined product, and natural gas price volatility. In addition, we use commodity price swaps to manage our exposure to price volatility related to forecasted purchases of crude oil and refined products.

As of December 31, 2000, we had outstanding commodity futures contracts designated as hedges and price swap contracts to purchase $335.2 million and sell $361.5 million of crude oil, refined product, and natural gas or to settle differences between a fixed price and market price on aggregate notional quantities of 7,100,000 barrels of crude oil and refined product which mature on various dates through June 2002. As of December 31, 1999, we had outstanding commodity futures contracts designated as hedges and price swap contracts to purchase $211.8 million and sell $194.0 million of crude oil and refined product or to settle differences between a fixed price and market price on aggregate notional quantities of 6,400,000 barrels of crude oil and refined product which mature on various dates through June 2002. The fair value of commodity futures contracts is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

The information below reflects our futures contracts and price swaps that are sensitive to changes in crude oil, refined product or natural gas commodity prices. The tables present the notional amounts in barrels for crude oil and refined product or MMBTU for natural gas, the weighted average contract prices and the total contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of barrels of crude oil and refined products or MMBTU of natural gas to be exchanged under the futures contract.

	December 31, 2000
	Carrying Amount Gain (Loss)	Fair Value Amount Gain (Loss)	Contract Amount	Contract Volumes	Weighted Average Price
	(in millions, except weighted average price)
Procurement:
Futures contracts - long:
2001 (crude oil and refined products)	$(8.3)	$(9.5)	$321.7	11.6	$27.64
2001 (natural gas)	—	1.2	13.5	1.5	8.97

Futures contracts - short:
2001 (crude oil and refined products)	5.4	16.4	361.5	16.0	22.64

Price swaps - long:
2001 (crude oil and refined products) .	—	(0.6)	7.5	0.3	24.37
2002 (crude oil and refined products)	—	11.6	140.0	6.4	22.00

Price swaps - short:
2001 (crude oil and refined products) .	—	(0.1)	10.9	0.4	23.68
34

	December 31, 1999
	Carrying Amount Gain (Loss)	Fair Value Amount Gain (Loss)	Contract Amount	Contract Volumes	Weighted Average Price
	(in millions, except weighted average price)
Procurement:
Futures contracts - long:
2000 (crude oil and refined products)	$ 0.9	$ 2.3	$211.8	9.5	$ 22.26

Futures contracts - short:
2000 (crude oil and refined products)	0.1	0.4	194.0	8.8	22.02

Price swaps - long:
2002(crude oil and refined products)	(9.1)	(19.9)	140.0	6.4	22.00
35

Item 8.   Financial Statements and Supplementary Data

Report of Independent Public Accountants

To the Board of Directors and Stockholders of
Ultramar Diamond Shamrock Corporation:

We have audited the accompanying consolidated balance sheets of Ultramar Diamond Shamrock Corporation (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultramar Diamond Shamrock Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

San Antonio, Texas March 14, 2001 36

ULTRAMAR DIAMOND SHAMROCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$ 197.1	$ 92.8
Accounts and notes receivable, net	700.5	616.5
Inventories	808.8	556.8
Prepaid expenses and other current assets	29.3	20.3
Deferred income taxes	117.6	110.4

Total current assets	1,853.3	1,396.8

Property, plant and equipment	5,136.0	4,345.8
Less accumulated depreciation and amortization	(1,501.7)	(1,315.9)

Property, plant and equipment, net	3,634.3	3,029.9
Other assets, net	500.8	509.3

Total assets	$ 5,988.4	$ 4,936.0

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current portion of long-term debt	$ 1.7	$ 14.0
Accounts payable	649.4	489.2
Accrued liabilities	542.7	392.4
Taxes other than income taxes	289.8	293.8
Income taxes payable	59.3	68.7

Total current liabilities	1,542.9	1,258.1

Long-term debt, less current portion	1,659.8	1,327.6
Other long-term liabilities	366.3	372.8
Deferred income taxes	394.1	284.2
Commitments and contingencies

Company obligated preferred stock of subsidiary	200.0	200.0

Stockholders’ equity:
Common Stock, par value $0.01 per share:
250,000,000 shares authorized; 86,987,000 and 86,700,000 shares
issued and outstanding as of December 31, 2000 and 1999	0.9	0.9
Additional paid-in capital	1,516.9	1,516.3
Treasury stock, at cost; 51,795 shares and 28,686 shares
as of December 31, 2000 and 1999	(1.2)	(0.7)
Grantor trust stock ownership program, at cost; 3,583,000 shares and
3,740,000 shares as of December 31, 2000 and 1999	(95.8)	(100.0)
Retained earnings	509.0	160.4
Accumulated other comprehensive loss	(104.5)	(83.6)

Total stockholders’ equity	1,825.3	1,493.3

Total liabilities and stockholders’ equity	$ 5,988.4	$ 4,936.0

See accompanying notes to consolidated financial statements. 37

ULTRAMAR DIAMOND SHAMROCK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	1999	1998
	(in millions, except per share data)

Sales and other revenues	$ 17,061.1	$ 13,939.3	$ 11,113.1

Operating costs and expenses:
Cost of products sold	11,806.8	8,975.3	6,319.3
Operating expenses	1,092.8	994.5	1,117.5
Selling, general and administrative expenses	326.4	300.9	325.3
Taxes other than income taxes	2,768.7	2,990.5	2,898.4
Depreciation and amortization	253.1	240.8	237.4
Restructuring and other expenses, net	1.2	8.2	152.8

Total operating costs and expenses	16,249.0	13,510.2	11,050.7

Operating income	812.1	429.1	62.4
Interest income	21.0	12.4	9.7
Interest expense	(134.1)	(141.5)	(143.5)
Equity income from joint ventures	18.4	14.6	7.4

Income (loss) before income taxes and dividends of
subsidiary	717.4	314.6	(64.0)
Provision for income taxes	262.8	131.1	3.8
Dividends on preferred stock of subsidiary	10.3	10.3	10.3

Net income (loss)	$ 444.3	$ 173.2	$ (78.1)

Basic net income (loss) per share	$ 5.12	$ 2.00	$ (0.89)

Diluted net income (loss) per share	$ 5.11	$ 2.00	$ (0.89)

Weighted average number of shares:
Basic	86.773	86.615	88.555
Diluted	87.002	86.742	88.555
See accompanying notes to consolidated financial statements. 38

ULTRAMAR DIAMOND SHAMROCK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2000, 1999 and 1998

(in millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock and Other	Grantor Trust Stock Ownership Program	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Stock- holders’ Equity
Balance at January 1, 1998	$ 0.09	$ 1,534.9	$ (30.1)	$ —	$ 259.1	$ (78.2)	$ 1,686.6
Issuance of Common Stock	—	8.0	(0.1)	—	—	—	7.9
Conversion of Preferred Stock	—	(30.2)	30.2	—	—	—	—
Shares purchased under Common
Stock buyback program	—	—	(100.0)	—	—	—	(100.0)
Net loss	—	—	—	—	(78.1)	—	(78.1)
Cash dividends	—	—	—	—	(98.5)	—	(98.5)
Other, net	—	—	(0.1)	—	—	(33.8)	(33.9)

Balance at December 31, 1998	0.9	1,512.7	(100.1)	—	82.5	(112.0)	1,384.0
Issuance of Common Stock	—	3.6	(0.6)	—	—	—	3.0
Shares transferred to Grantor
Trust Stock Ownership Program.	—	—	100.0	(100.0)	—	—	—
Net income	—	—	—	—	173.2	—	173.2
Cash dividends	—	—	—	—	(95.3)	—	(95.3)
Other, net	—	—	—	—	—	28.4	28.4

Balance at December 31, 1999	0.9	1,516.3	(0.7)	(100.0)	160.4	(83.6)	1,493.3
Issuance of restricted stock,
net of forfeitures	—	0.6	(0.5)	4.2	—	—	4.3
Net income	—	—	—	—	444.3	—	444.3
Cash dividends	—	—	—	—	(95.7)	—	(95.7)
Other, net	—	—	—	—	—	(20.9)	(20.9)

Balance at December 31, 2000	$ 0.9	$ 1,516.9	$ (1.2)	$ (95.8)	$ 509.0	$ (104.5)	$ 1,825.3

See accompanying notes to consolidated financial statements. 39

ULTRAMAR DIAMOND SHAMROCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999	1998
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$ 444.3	$ 173.2	$ (78.1)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	253.1	240.8	237.4
Provision for losses on receivables	21.4	9.2	12.7
Write-down of property, plant and equipment and goodwill	5.2	131.4	82.1
Equity income from joint ventures	(18.4)	(14.6)	(7.4)
Gain on sale of property, plant and equipment	(1.4)	(116.0)	(2.0)
Deferred income tax provision (benefit)	97.3	72.4	(9.0)
Other, net	4.6	3.6	4.4
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts and notes receivable	(104.1)	(79.2)	82.1
Decrease (increase) in inventories	(109.9)	87.4	89.1
Decrease (increase) in prepaid expenses and other current assets	(8.3)	13.1	20.2
Increase (decrease) in accounts payable and other current liabilities	306.5	56.0	(81.7)
Decrease (increase) in other long-term assets	26.6	18.2	(2.4)
Decrease in other long-term liabilities	(20.1)	(58.8)	(0.1)

Net cash provided by operating activities	896.8	536.7	347.3

Cash Flows from Investing Activities:
Capital expenditures	(191.7)	(167.6)	(171.1)
Acquisition of retail operations, net of cash acquired	(21.0)	(17.3)	—
Acquisition of refinery operations	(807.7)	—	—
Deferred refinery maintenance turnaround costs	(18.7)	(33.9)	(37.8)
Proceeds from sales of property, plant and equipment	27.8	289.4	81.8

Net cash provided by (used in) investing activities	(1,011.3)	70.6	(127.1)

Cash Flows from Financing Activities:
Net change in commercial paper and working capital borrowings	354.9	(371.4)	96.6
Repayment of long-term debt	(41.5)	(231.4)	(37.8)
Proceeds from issuance of Common Stock	3.0	3.5	7.3
Shares purchased under Common Stock buyback program	—	—	(100.0)
Payment of cash dividends	(95.7)	(95.3)	(98.5)

Net cash provided by (used in) financing activities	220.7	(694.6)	(132.4)
Effect of exchange rate changes on cash	(1.9)	4.0	(3.7)

Net Increase (Decrease) in Cash and Cash Equivalents	104.3	(83.3)	84.1
Cash and Cash Equivalents at Beginning of Year	92.8	176.1	92.0

Cash and Cash Equivalents at End of Year	$ 197.1	$ 92.8	$ 176.1

See accompanying notes to consolidated financial statements. 40

ULTRAMAR DIAMOND SHAMROCK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2000	1999	1998
	(in millions)

Net income (loss)	$ 444.3	$ 173.2	$ (78.1)
Other comprehensive income (loss):
Foreign currency translation adjustment	(20.4)	29.7	(33.8)
Minimum pension liability adjustment,
net of income tax benefit	(0.5)	(1.3)	—

Comprehensive income (loss)	$ 423.4	$ 201.6	$ (111.9)

See accompanying notes to consolidated financial statements. 41

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 1999 and 1998

NOTE 1:   Summary of Significant Accounting Policies

Basis of Presentation:   Ultramar Diamond Shamrock Corporation (UDS) was incorporated in Delaware in 1992 and is a leading independent refiner and retailer of refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. We own and operate seven refineries located in Texas, California, Oklahoma, Colorado and Quebec, Canada, and we market our products through 2,030 company-operated convenience stores, 2,543 dealer-operated wholesale outlets and 85 unattended cardlock stations. In the northeast region of the United States and in eastern Canada, we sell, on a retail basis, home heating oil to approximately 250,000 households.

These consolidated financial statements include the accounts of UDS and our wholly-owned subsidiaries and partnerships in which a controlling interest is held. Investments in 50% or less owned companies and joint ventures are accounted for using the equity method of accounting. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates:  The preparation of financial statements in accordance with United States’ generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews their estimates, including those related to restructurings, litigation, environmental liabilities, and pensions, based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Cash Equivalents:  All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

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

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Computer Software Costs:  Purchased computer software costs, and the direct costs, both external and internal, associated with internally developed computer software are capitalized at cost. The internal costs are limited to capitalized interest and payroll costs of employees involved in the development. During 2000 and 1999, we capitalized $14.7 million and $36.2 million, respectively, of external and internal software costs, primarily related to our new stand-alone enterprise-wide information technology system implemented in February 2000. Amortization is provided using the straight-line method over the estimated useful life of the related software, generally three to seven years.

Environmental Remediation Costs:  Environmental remediation costs are expensed and the related accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Accrued liabilities are not discounted to present value. Environmental costs include initial site surveys, costs for remediation and restoration, including direct internal costs, and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods.

Revenue Recognition:  Sales and other revenues are recognized when the related goods are shipped and all significant obligations have been satisfied.

Shipping and Handling Fees and Costs:  The Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force issued EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” which addresses the income statement classification of amounts billed to a customer for shipping and handling and the related costs incurred for shipping and handling. The Task Force concluded that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The Task Force also concluded that the classification of shipping and handling costs is an accounting policy that should be disclosed. Registrants are required to apply the consensus guidance in the financial statements for the fourth quarter of their fiscal year beginning after December 15, 1999. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to comply with the classification guidelines of this Issue. During the fourth quarter of 2000, we reclassified $30.5 million of freight costs which had been netted against sales and other revenues during 2000 to cost of products sold. No other reclassifications to prior years’ statements were necessary.

Excise Taxes:  Federal excise and State motor fuel taxes collected on the sale of products and remitted to governmental agencies are included in sales and other revenues and in taxes other than income taxes. For the years ended December 31, 2000, 1999 and 1998, excise taxes were $2,664.5 million, $2,895.9 million and $2,788.0 million, respectively.

Income Taxes:  Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

Foreign Currency Translation:  The functional currency of our Canadian operations is the Canadian dollar. The translation into U.S. dollars is performed for balance sheet accounts using exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the year. Adjustments resulting from this translation are reported in other comprehensive income (loss).

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation:  Stock-based compensation is accounted for using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our Common Stock at the date of grant over the amount an employee must pay to acquire the stock.

In March 2000, the FASB issued Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation” which clarified certain issues from APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Interpretation clarified the definition of an employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation was effective July 1, 2000. We have reviewed the guidance of this Interpretation and believe that our accounting policies and the disclosures in the consolidated financial statements are appropriate and adequately address the requirements of this Interpretation.

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

Derivative Instruments:  Interest rate swap agreements are used to manage liquidity and interest rate exposures. The differentials paid or received on interest rate swap agreements are recognized currently as an adjustment to interest expense.

Commodity futures contracts are used to procure a large portion of our crude oil requirements and to hedge our exposure to crude oil, refined product, and natural gas price volatility. These contracts are used principally to hedge the procurement of crude oil and refined product and to lock in prices on a portion of the natural gas fuel needs of the refineries. Commodity futures contracts are also used to manage the price of crude oil and refined products. Realized gains and losses on commodity futures contracts on qualifying hedges are included as a component of the related crude oil and refined product purchases in cost of products sold. Realized gains and losses on contracts not designated as hedges are marked to market value and recognized currently in cost of products sold.

Commodity price swaps are used to manage our exposure to price volatility related to forecasted purchases of crude oil and refined products. Commodity price swaps designated as hedges are not recorded until the resulting purchases occur; however, losses are recognized in cost of products sold when prices are not expected to recover.

Periodically, we enter into short-term foreign exchange contracts and commitments to purchase U.S. dollars to manage our exposure to exchange rate fluctuations on the trade payables of our Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables and are recognized currently in income.

New Accounting Pronouncements

FASB Statement No. 133

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.” In June 2000, the FASB issued Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and be measured at their fair value. The Statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting for qualifying fair value hedges allows a derivative instrument’s gains and losses to offset changes in the fair value of the hedged item in the statement of income, to the extent effective. Hedge accounting for qualifying cash flow hedges allows changes in the fair value of derivative instruments to be deferred through other comprehensive income to the extent effective until the hedged forecasted transaction affects earnings. Statement No. 133, as amended, requires formal documentation, designation and assessment of effectiveness of transactions that receive hedge accounting.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective January 1, 2001, we adopted Statement No. 133, as amended. We do not believe the impact of adopting Statement No. 133, as amended, is material to our financial position or results of operations. However, the adoption of Statement No. 133, as amended, could increase volatility in our income and other comprehensive income as derivative instruments and the degree of hedge accounting is subject to change from time to time based on our decisions as to the appropriate strategies and our overall risk exposure levels. The impact of adopting Statement No. 133, as amended, was to record derivative assets of $25.6 million, derivative liabilities of $16.1 million, and a cumulative effect adjustment to other comprehensive income of $13.3 million, net of taxes. Included in other comprehensive income (loss) are $6.2 million and $7.1 million of gains which will be reclassified into earnings during 2001 and 2002, respectively, when the forecasted transactions impact earnings.

Interest rate swap agreements are used to manage our exposure to interest rate risk on fixed-rate debt obligations. Under Statement No. 133, as amended, these interest rate swap agreements are designated and documented as fair value hedges of the related fixed-rate debt obligations.

Our operations utilize contracts that provide for the purchase of crude oil and other feedstocks and the sale of refined products. Certain of these contracts meet the definition of a derivative instrument in accordance with Statement No. 133, as amended. We believe these contracts qualify for the normal purchases and normal sales exception under Statement No. 133, as amended, because they will be delivered in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, these contracts are designated as normal purchases and normal sales contracts and are not required to be recorded as derivatives under Statement No. 133, as amended.

Commodity futures contracts are used to procure a large portion of our crude oil requirements and to hedge our exposure to crude oil, refined product, and natural gas price volatility. Under Statement No. 133, as amended, these commodity futures contracts are not designated as hedging instruments.

Commodity price swaps are used to manage our exposure to price volatility related to forecasted purchases of crude oil and refined products. Under Statement No. 133, as amended, certain commodity price swaps are designated and documented as cash flow hedges of forecasted purchases.

Periodically, we enter into short-term foreign exchange and purchase contracts to manage our exposure to exchange rate fluctuations on the trade payables of our Canadian operations that are denominated in U.S. dollars. Under Statement No. 133, as amended, these contracts are not designated as hedging instruments.

FASB Statement No. 140

In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. Except as otherwise provided, Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement shall be applied prospectively; earlier or retroactive application of this statement is not permitted. We have reviewed the requirements of Statement No. 140 and believe that our accounting policies and the disclosures in the consolidated financial statements are appropriate and adequately address its requirements. Impact of adoption after March 31, 2001 is not expected to be material.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications:Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

NOTE 2: Acquisitions

Golden Eagle Refinery

On August 31, 2000, we acquired Tosco Corporation’s 168,000 barrel per day Avon Refinery (now renamed the Golden Eagle Refinery) located in the San Francisco bay area of California. The purchase price of $807.7 million also included the crude oil, feedstock and refined product inventories and the assumption of certain employee benefit liabilities. Additional contingency payments of up to $150.0 million over an eight-year period may be paid if average annual West Coast refinery margins exceed historical averages. The purchase was funded by a combination of proceeds from a $350.0 million bridge loan, $250.0 million from the sale of accounts receivable under our existing securitization facility, and the remainder from commercial paper borrowings and cash on hand. In October 2000, the bridge loan was refinanced with commercial paper borrowings.

Valley Shamrock

On September 29, 2000, we purchased Valley Shamrock, Inc. for $16.2 million and assumed $6.2 million of debt. Valley Shamrock operates 23 convenience stores and two wholesale facilities in the Rio Grande Valley of south Texas.

Both of these acquisitions were accounted for using the purchase method. The purchase price for each acquisition was allocated based on the fair values of the individual assets and liabilities at the date of acquisition. The excess of purchase price over the fair values of the net assets acquired is being amortized as goodwill on a straight-line basis over 20 years. The operating results of these acquired businesses have been included in the consolidated statement of operations from the dates of acquisition.

A summary of the purchase price allocations is shown below:

	Golden Eagle Refinery	Valley Shamrock
	(in millions)

Working capital	$ 150.3	$ 0.7
Property, plant and equipment	646.0	19.8
Excess of cost over fair value of net assets
of purchased business	33.5	2.6
Other assets	—	0.5
Long-term debt assumed	—	(6.2)
Other liabilities assumed	(22.1)	(1.2)

Total purchase price	$ 807.7	$ 16.2

46

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3:   Restructuring and Other Expenses

Restructuring and other expenses consisted of the following:

	Years Ended December 31,
	2000	1999	1998
	(in millions)

Gain on sale of other property, plant and equipment	$ (1.4)	$ (31.2)	$ (2.0)
Write down of property, plant and equipment	5.2	6.0	—
Loss on permanent closure of Alma Refinery	—	138.2	—
Gain on sale of Michigan convenience stores, pipelines and terminals	—	(97.6)	—
Transaction costs related to the proposed Diamond 66 joint venture	—	11.0	—
Restructuring costs related to corporate operations	—	—	12.0
Termination costs related to the proposed Petro-Canada joint venture	—	—	11.2
Restructuring costs (reserve reductions) related to retail, refining
and pipeline operations	(2.6)	(18.2)	131.6

Restructuring and other expenses, net	$ 1.2	$ 8.2	$ 152.8

Asset Sales and Joint Ventures

In June 2000, we recognized a $5.2 million impairment write-down to certain pipelines and crude oil gathering operations in Colorado (carrying value prior to writedown was $5.7 million). In June 1999, we recognized a $6.0 million impairment write-down related to certain pipelines and crude oil gathering operations in Oklahoma (carrying value prior to writedown was $9.5 million).

In December 1999, we finalized the sale of the Michigan convenience stores, pipelines and terminals, with a net carrying value of $124.6 million, to Marathon Ashland Petroleum LLC and recognized a gain of $97.6 million. Upon completion of the sale, we permanently closed the Alma Refinery and recognized a loss of $138.2 million, which included a $125.4 million impairment write-down and $12.8 million of severance and closure costs. The impairment write-down consisted of $100.4 million related to property, plant and equipment (carrying value prior to write-down was $128.4 million), $22.0 million related to goodwill and $3.0 million related to deferred refinery maintenance turnaround costs.

Included in gain on sale of other property, plant and equipment of $31.2 million for the year ended December 31, 1999 is a $22.6 million gain related to the sale or closure of 239 convenience stores including 162 of the under-performing convenience stores identified in June 1998. The net carrying value of the 239 convenience stores was $38.7 million, including goodwill. In addition, we recognized a $2.2 million gain on the sale of an 8.33% interest in the McKee to El Paso refined product pipeline and terminal to Phillips Petroleum Company.

Included in gain on sale of property, plant and equipment in 1998 is a $7.0 million gain on the sale of a 25% interest in the McKee to El Paso refined product pipeline and terminal to Phillips Petroleum Company and a $5.0 million loss related primarily to the disposition of company-operated convenience stores.

In March 1999, we terminated discussions with Phillips Petroleum Company related to the formation of a proposed joint venture (Diamond 66). During the first quarter of 1999, we expensed $11.0 million of transaction costs related to the formation of Diamond 66. During the second quarter of 1998, we expensed $11.2 million of costs associated with the termination of a proposed joint venture project with Petro-Canada.

Restructurings

In June 1998, we adopted a three-year restructuring plan to reduce our retail cost structure by eliminating employee positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores. In addition, we restructured certain pipeline and terminal operations and support infrastructure.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total restructuring charge related to the retail, refining and pipeline operations was $131.6 million which included:

•	$82.1 million of impairment write-downs (see below),

•	$15.5 million of severance and related benefit costs for eliminated positions,

•	$14.1 million for lease buyout costs,

•	$16.7 million for fuel system removal costs, and

•	$3.2 million for cancellation of the frequent fueler stamp programs and other costs.

The impairment write-downs included in the restructuring charge consisted of the following:

•	$34.3 million write-down of property, plant and equipment (carrying value prior to write-down was $51.8 million);

•	$37.1 million write-down of goodwill related to the convenience stores (carrying value prior to the write-down was $44.9 million); and,

•	$10.7 million write-down of certain pipelines and terminals (carrying value prior to the write-down was $19.3 million).

Fair value for the impaired assets was based on present values of expected future cash flows as well as information about sales and purchases of similar properties in the same geographic areas. The carrying value of the under-performing convenience stores as of December 31, 2000 and 1999 was $3.5 million and $12.6 million, respectively, and the average remaining depreciable lives range from 1 to 30 years. Under our restructuring plan, the convenience stores were to be operated until closed and management decided the best sales alternative. Operating income before retail overhead expense allocations for the 316 convenience stores for the years ended December 31, 2000, 1999 and 1998 was $0.7 million, $3.8 million and $4.5 million, respectively, including the results for the sold stores through the date of sale.

During 1999 and 2000, the market demand for convenience stores increased significantly as both large and small operators sought to increase the number of stores they operated. As a result, we were able to sell many of our under-performing convenience stores, instead of closing them and selling the underlying property as originally planned. Because we have been able to sell these properties as operating stores, a portion of the fuel system removal costs, lease buyout costs and severance costs have not been incurred, and the restructuring reserves have been reduced during 2000 and 1999 accordingly.

During the years ended December 31, 2000 and 1999, 53 and 162 convenience stores were sold or closed, respectively. During the six month period ended December 31, 1998, 65 convenience stores were sold or closed. The remaining convenience stores, which have had little buyer interest, are expected to be closed or sold during the first half of 2001. From June 1998 through December 2000, 260 retail employees and 66 pipeline and terminal employees were terminated. Funding of the remaining accrued lease buyout costs, fuel system removal costs, and severance costs are expected to occur in 2001 as we negotiate lease buyouts, close the stores and sell the underlying properties to third parties.

In December 1998, we finalized plans to eliminate approximately 300 non-essential jobs, programs and expenses and to implement new initiatives designed to further reduce capital employed and improve earnings. As a result of these changes, we recognized a $12.0 million charge in 1998 for severance costs associated with terminated employees. For the years ended December 31, 2000 and 1999, payments of $0.4 million and $10.6 million were made to terminated employees.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in accrued restructuring costs were as follows:

	Severance and Related Costs	Lease Buyout Costs	Fuel System Removal Costs	Total
	(in millions)

Balance at December 31, 1998	$ 19.0	$ 14.0	$ 16.1	$ 49.1
Payments	(12.8)	(1.8)	(2.7)	(17.3)
Reserve reductions	(1.1)	(6.2)	(10.9)	(18.2)

Balance at December 31, 1999	5.1	6.0	2.5	13.6
Payments	(2.4)	(0.5)	(0.5)	(3.4)
Reserve reductions	—	(1.6)	(1.0)	(2.6)

Balance at December 31, 2000	$ 2.7	$ 3.9	$ 1.0	$ 7.6

NOTE 4:   Accounts and Notes Receivable

Accounts and notes receivable consisted of the following:

	December 31,
	2000	1999
	(in millions)

Accounts receivable	$ 393.0	$ 260.3
Notes receivable	307.7	325.2

Total	700.7	585.5
Allowance for uncollectible accounts	(5.3)	(3.4)
Other	5.1	34.4

Accounts and notes receivable, net	$ 700.5	$ 616.5

The changes in allowance for uncollectible accounts consisted of the following:

	Years Ended December 31,
	2000	1999	1998
	(in millions)

Balance at beginning of year	$ 3.4	$ 14.3	$ 16.2
Provision charged to expense	3.4	0.4	12.7
Accounts written off, net of recoveries .	(1.5)	(11.3)	(14.6)

Balance at end of year	$ 5.3	$ 3.4	$ 14.3

In March 1999, we arranged a $250.0 million revolving accounts receivable securitization facility. On an ongoing basis, we sell eligible accounts receivable to Coyote Funding, L.L.C. (Coyote), a non-consolidated, wholly-owned subsidiary. Coyote sells a percentage ownership in these receivables, without recourse, to a third party cooperative corporation. Our retained interest in receivables sold to Coyote is included in notes receivable and is recorded at fair value. The fair value of our retained interest in these receivables approximates the eligible accounts receivable sold to Coyote less the outstanding balance of receivables sold to the third party cooperative cooperation. The proceeds from the sales of receivables during 2000 and 1999 totaled $313.0 million and $237.6 million, respectively. During 2000, the proceeds were used to partially fund the acquisition of the Golden Eagle Refinery. During 1999, the proceeds were used to reduce our long-term debt. At December 31, 2000 and 1999, the balance of receivables sold was $250.0 million and $39.8 million, respectively. Discounts and net expenses associated with the sales of receivables totaled $10.9 million and $11.2 million and are included in interest expense in the consolidated statements of operations for the years ended December 31, 2000 and 1999, respectively. During 2000, proceeds from collections under the revolving accounts receivable securitization facility totaled $7.9 billion, which were reinvested in the program by the third party cooperative corporation. However, the third party cooperative corporation’s interest in our receivables was never in excess of $250.0 million during the year 2000.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5:   Inventories

Inventories consisted of the following:

	December 31,
	2000	1999
	(in millions)

Crude oil and other feedstocks	$ 279.1	$ 155.4
Refined and other finished products and
convenience store items	463.9	346.9
Materials and supplies	65.8	54.5

Total inventories	$ 808.8	$ 556.8

During 2000, inventories increased $150.0 million as a result of the acquisitions of the Golden Eagle Refinery and Valley Shamrock.

During 1999, inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation was to decrease cost of products sold by approximately $7.4 million. There were no liquidations of LIFO inventories during 1998 or 2000.

During 1998, we recorded a $133.4 million non-cash reduction in the carrying value of crude oil and refined product inventories to reduce these inventories to market value which was lower than LIFO cost. The lower of cost or market adjustments have been treated as permanent reductions to inventory. As a result, the LIFO value of our crude oil and refined product inventories at December 31, 2000 was based on an average cost of $20.29 per barrel and the average market price was $36.05 per barrel. At December 31, 2000, replacement cost exceeded the LIFO cost of inventories by $468.7 million.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6:   Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Estimated	December 31,
	Useful Lives	2000	1999
		(in millions)

Refining	15 - 30 years	$ 3,861.1	$ 3,140.1
Retail	5 - 30 years	1,180.0	1,119.5
Petrochemical/NGL	5 - 25 years	11.1	11.1
Other	3 - 10 years	83.8	75.1

Total		5,136.0	4,345.8
Accumulated depreciation and amortization		(1,501.7)	(1,315.9)

Property, plant and equipment, net		$ 3,634.3	$ 3,029.9

During 2000, we acquired the Golden Eagle Refinery and 23 Valley Shamrock convenience stores. Property, plant and equipment associated with these acquisitions totaled $665.8 million.

NOTE 7:   Other Assets

Other assets consisted of the following:

	December 31,
	2000	1999
	(in millions)

Goodwill net of accumulated amortization of $74.3 million in
2000 and $61.8 million in 1999	$ 235.8	$ 218.3
Non-current notes receivable, net	30.5	30.7
Refinery maintenance turnaround costs, net of accumulated
amortization of $64.7 million in 2000 and $43.2 million in 1999	43.0	52.2
Equity investment in Diamond-Koch, L.P.	109.3	114.0
Equity investment in Skelly-Belvieu Pipeline Company, LLC	16.2	17.0
Other non-current assets	66.0	77.1

Other assets, net	$ 500.8	$ 509.3

During 2000, goodwill increased $36.1 million as a result of the acquisitions of the Golden Eagle Refinery and Valley Shamrock.

We have a 50% interest in Diamond-Koch, L.P., a joint venture with Koch industries, Inc., which includes each entity’s petrochemical assets located at Mont Belvieu, Texas.

We have a 50% equity investment in Skelly-Belvieu Pipeline Company, LLC, a partnership with Phillips Petroleum Company, that transports refinery-grade propylene from the McKee Refinery to Mont Belvieu, Texas.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8:   Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:
		December 31,
	Maturity	2000	1999
		(in millions)
8.625% Guaranteed Notes	2002	$ 274.8	$ 274.7
Medium-term Notes:
8.0%	2005	149.9	149.9
9.375%	2001	75.0	75.0
8.5% (average rate)	2003	24.0	24.0
7.4% (average rate)	2005	46.0	46.0
Debentures:
7.65%	2026	100.0	100.0
7.25% Non-callable	2010	25.0	25.0
8.75% Non-callable	2015	75.0	75.0
8.00%	2023	100.0	100.0
Total Senior Notes:
7.20%	2017	200.0	200.0
6.75%	2037	100.0	100.0
7.45%	2097	100.0	100.0
Commercial Paper		354.3	8.0
U.S. Bank Facility	2002	—	—
9.50% Mortgages	2003	—	27.3
Other	Various	37.5	36.7

Total debt		1,661.5	1,341.6
Less current portion		(1.7)	(14.0)

Long-term debt, less current portion		$ 1,659.8	$ 1,327.6

Generally, our outstanding debt is unsecured with interest payable semi-annually. The 9.50% Mortgages were repaid in July 2000.

In 1992, Ultramar Credit Corporation (UCC), a financing subsidiary, issued the 8.625% Guaranteed Notes in a public offering and such notes are guaranteed by us.

On October 14, 1997, we completed a public offering of $400.0 million of senior notes (the Total Senior Notes) to refinance most of the debt incurred to finance the acquisition of Total Petroleum (North America) Ltd. The 2017 Notes and the 2097 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the greater of: (a) 100% of the principal amount, or (b) the sum of the present value of outstanding principal and interest thereon, discounted at the U.S. Treasury Yield plus 20 basis points, together with accrued interest, if any, to the date of redemption. The 2037 Notes may be redeemed, in whole or in part, by the holders on October 15, 2009, at a redemption price equal to 100% of the principal plus accrued interest. After October 15, 2009, the 2037 Notes are redeemable at our option in the same manner as the 2017 Notes and 2097 Notes.

As of December 31, 2000, we had available money market lines of credit with numerous financial institutions which provide us with additional uncommitted capacity of $470.0 million and Cdn. $195.0 million. Borrowings under the money market lines are typically short-term and bear interest at prevailing market rates as established by the financial institutions. At December 31, 2000 and 1999, there were no outstanding borrowings under these money market lines.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2000, our committed Revolving Credit Facilities consisted of:

•	a U.S. facility under which we may borrow and obtain letters of credit in an aggregate amount of $700.0 million (the U.S. Bank Facility), and

•	a Canadian facility under which our Canadian subsidiary, Canadian Ultramar Company (CUC), may borrow, issue bankers’ acceptances and obtain letters of credit in an aggregate amount of Cdn. $200.0 million.

We must pay annual fees of 11 basis points on the total used and unused portion of the Revolving Credit Facilities. The interest rate under the Revolving Credit Facilities is floating based upon the prime rate, the London interbank offered rate or other floating interest rates, at our option. Amounts outstanding under the Revolving Credit Facilities are due in 2002, upon expiration. We also have a $700.0 million commercial paper program supported by the U.S. Bank Facility. Outstanding letters of credit totaled $145.8 million and $102.2 million as of December 31, 2000 and 1999, respectively.

Borrowings under the commercial paper program, money market lines of credit and the 9.375% Medium-term Notes are classified as long-term based on our ability and intent to refinance these amounts on a long-term basis, using our Revolving Credit Facilities.

In addition to the Revolving Credit Facilities, we have $1.0 billion available under universal shelf registrations previously filed with the Securities and Exchange Commission. The net proceeds from any debt or equity offering under the universal shelf registrations would add to our working capital and would be available for general corporate purposes.

The aggregate maturities, after consideration of refinancing, of notes payable and long-term debt as of December 31, 2000 were as follows (in millions):

2001	$ 1.7
2002	719.1
2003	28.8
2004	0.6
2005	196.5
Thereafter	714.8

Total notes payable and long-term debt	$ 1,661.5

The Revolving Credit Facilities and the indentures governing the various Notes contain restrictive covenants relating to us and our financial condition, operations and properties. Under these covenants, we and certain of our subsidiaries are required to maintain, among other things, certain specified consolidated interest coverage and debt-to-total capitalization ratios. Although these covenants have the effect of limiting our ability to pay dividends, it is not anticipated that these limitations will affect our present ability to pay dividends.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In order to manage interest costs on our outstanding debt, we have entered into various interest rate swap agreements (see Note 16). The interest rate swap agreements modify the interest rate characteristics of a portion of our debt from a fixed to a floating rate. As of December 31, 2000 and 1999, we had the following interest rate swap agreements outstanding:

	Year of Maturity
Fixed to Floating	2002	2005	2023
Notional amount (in millions)	$ 200.0	$ 150.0	$ 100.0
Weighted average rate received	6.23%	6.36%	6.93%
Weighted average rate paid in 2000	6.22%	6.10%	6.47%
Weighted average rate paid in 1999	5.20%	4.75%	5.38%

Interest payments totaled $122.5 million, $127.9 million, and $122.7 million for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 9: Company Obligated Preferred Stock of Subsidiary

On June 25, 1997, UDS Capital I (the Trust) issued $200.0 million of 8.32% Trust Originated Preferred Securities (TOPrS) in an underwritten public offering. Distributions on the TOPrS are cumulative and payable quarterly in arrears, at the annual rate of 8.32% of the liquidation amount of $25.00 per TOPrS.

The TOPrS were issued by the Trust using a partnership, UDS Funding I, L.P. Both entities are wholly-owned subsidiaries. We have guaranteed, on a subordinated basis, the dividend payments due on the TOPrS if and when declared.

NOTE 10: Stockholders’ Equity

5% Cumulative Convertible Preferred Stock
Our 5% Cumulative Convertible Preferred Stock, originally issued in the merger of Ultramar Corporation and Diamond Shamrock, Inc. (the Merger), contained a redemption feature that allowed us to redeem the preferred stock for Common Stock if the Common Stock traded above $33.77 per share for 20 of any 30 consecutive trading days. On February 27, 1998, the trading threshold was reached. On March 18, 1998, all 1,724,400 shares outstanding of preferred stock were redeemed for Common Stock at a conversion rate of 1.9246 shares of Common Stock for each share of preferred stock. A total of 3,318,698 shares of Common Stock were issued. We declared and paid dividends of $0.625 per share on our 5% Cumulative Convertible Preferred Stock in the first quarter of 1998, prior to conversion.

Common Stock Buyback Program and Grantor Trust Stock Ownership Program
During 1998, we purchased 3,740,400 shares of our Common Stock under a $100.0 million buyback program approved by the Board of Directors in July 1998.

In November 1999, we created the Grantor Trust Stock Ownership Program (GSOP) to which we contributed 3,740,000 shares of treasury stock. We are authorized to instruct the trustee to sell shares as necessary and to use the proceeds from those sales and any dividends paid on those contributed shares, toward the satisfaction of a portion of our future obligations under certain of our compensation and employee benefit plans. The shares held in trust are not considered outstanding for earnings per share purposes until they are committed to be released. During the year ended December 31, 2000, 273,020 shares were released from the GSOP Trust of which 156,661 shares were transferred directly to employees or employee benefit plan participants in satisfaction of our obligation to pay compensation and benefits. The remaining 116,359 released shares are held in trust until directed by our Employee Benefits Committee. As of December 31, 1999, no shares were committed to be released. For financial reporting purposes, the GSOP is consolidated. All dividends and interest transactions between the GSOP and us are eliminated.

Incentive Plans

We have adopted several Long-Term Incentive Plans (the LTIPs) which are administered by the Compensation Committee of the Board of Directors. Under the terms of the LTIPs, the Committee may grant restricted shares, stock options, stock appreciation rights and performance units to our officers and key employees. The vesting period for awards under the LTIPs are established by the Committee at the time of grant. Restricted shares awarded under our 1992 and 1996 LTIPs generally vest on the third anniversary of the date of grant. Restricted shares granted under our 1987 and 1990 LTIPs vest generally over a four-year period. Stock options may not be granted at less than the fair market value of our Common Stock at the date of grant and may not expire more than ten years from the date of grant. The majority of stock options become exercisable 30%, 30% and 40% on the first, second and third anniversaries of the date of grant.

During 2000, under the LTIPs, the Board of Directors granted 159,761 restricted and performance restricted shares to officers and certain key employees of UDS. The restricted shares vest on the second anniversary from the date of grant. The performance restricted shares will vest if UDS achieves specific financial objectives over a three-year performance period ending December 31, 2002. During the performance period, a grantee may vote and receive dividends on the restricted shares; however, the restricted shares are subject to transfer restrictions and are all or partially forfeited if a grantee terminates. Upon issuance of the performance restricted shares, unearned compensation cost, equivalent to the market value of the shares granted is charged to stockholders’ equity and is amortized to salary expense over the vesting period as the performance objectives are achieved. The unamortized compensation cost is adjusted periodically based on changes in the market value of the shares.

During 2000, the Board of Directors also awarded performance units to officers and certain key employees of UDS. At December 31, 2000, 6,768,100 units were outstanding. If certain performance goals for UDS are achieved over a three-year performance period, participants may receive a cash payout of up to $2.25 per unit.

During 1999 and 1998, we did not grant, issue or cancel any restricted shares, performance shares or performance units.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock option transactions under the various LTIPs are summarized as follows:
	Number of Stock Options	Weighted Average Exercise Price
Outstanding December 31, 1997	6,786,279	$27.74
Granted	1,350,120	28.60
Canceled	(539,343)	33.38
Exercised	(400,457)	24.32

Outstanding December 31, 1998	7,196,599	27.67
Granted	290,900	21.71
Canceled	(597,199)	30.26
Exercised	(157,339)	20.38

Outstanding December 31, 1999	6,732,961	27.35
Granted	1,115,987	23.32
Canceled	(420,034)	28.70
Exercised	(132,943)	19.32

Outstanding December 31, 2000	7,295,971	26.80

Stock options exercisable at December 31:
1998	3,557,282	25.70
1999	3,941,934	26.92
2000	4,076,591	26.56

The above stock options have terms ranging from 5 to 10 years. As of December 31, 2000, there were 1,013,434 shares available for future issuance under the LTIPs.

Stock options outstanding and exercisable as of December 31, 2000 were as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.00 - $19.49	485,576	1.8	$16.66	485,576	$16.66
$20.40 - $24.88	2,079,624	7.3	23.23	841,984	23.46
$25.00 - $29.90	1,933,547	4.8	27.29	1,586,597	27.56
$30.13 - $34.44	2,688,599	5.9	30.66	1,053,809	31.07
$35.53 - $37.66	108,625	3.4	36.33	108,625	36.33

$15.00 - $37.66	7,295,971	4.6	$26.80	4,076,591	$26.56

We account for our stock option plans using the intrinsic value method and, accordingly, have not recognized compensation expense for our stock options granted. The weighted average fair value of stock options granted during the years ended December 31, 2000, 1999 and 1998 was $4.74, $3.96, and $4.76 per option, respectively. The fair value for these stock options was estimated at the respective grant dates using the Black-Scholes option pricing model with the following assumptions:

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31,
	2000	1999	1998
Risk free interest rate	6.02% - 6.79%	4.77% - 6.02%	4.04% - 5.66%
Expected life	4 years	4 years	4 years
Expected volatility	24% - 26%	24% - 25%	19% - 25%
Expected dividend yield	4.00% - 4.19%	3.70% - 3.94%	3.70% - 3.90%

Had we accounted for stock options granted in 2000, 1999 and 1998 using the fair value method at the date of grant, additional compensation expense would have been recorded and the pro forma effect would have been as follows:

Years Ended December 31,
	2000	1999	1998
(in millions, except per share data)

Pro forma net income (loss)	$ 440.7	$ 170.1	$ (84.7)

Pro forma net income (loss) per share:
Basic	$ 5.08	$ 1.96	$ (0.96)
Diluted	$ 5.07	$ 1.96	$ (0.96)

For purposes of the pro forma disclosures, the estimated fair value of stock options is amortized to expense over the stock options’ vesting periods.

The Committee adopted the 2000, 1999 and 1998 Annual Incentive Plans which provide for cash awards based on certain criteria to our officers and key employees. For the years ended December 31, 2000, 1999 and 1998, the related AIP expense was $11.3 million, $8.6 million, and $6.5 million, respectively.

Under the terms of our Non-Employee Director Equity Plan, our non-employee directors are granted restricted shares on the date elected to the Board equal to at least 50% of the non-employee director’s annual retainer. Additional restricted shares are granted to the non-employee director every five years following the initial date of grant. At each annual meeting, each non-employee director is also granted stock options for 1,000 shares. The stock options are fully exercisable at the following annual meeting. The stock options expire ten years from the date of grant. During 2000, 20,000 stock options and 4,530 restricted share awards were granted. During 1999, 11,000 stock options and 2,502 restricted share awards were granted. During 1998, 10,000 stock options were granted; there were no restricted share awards granted. As of December 31, 2000, a total of 259,835 shares were available for future issuance under this plan.

In December 1993, the Committee adopted the Ultramar Corporation Stock Purchase Plan and Dividend Reinvestment Plan which allows eligible holders of our Common Stock to use dividends to purchase our Common Stock and to make optional cash payments to buy additional shares of Common Stock. We have reserved a total of 2,000,000 shares of Common Stock for issuance under this plan. As of December 31, 2000, a total of 53,692 shares had been issued under the plan and 1,946,308 shares remain available for future issuance.

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

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2000	1999	1998
	(in millions, except share and per share data)

Basic Income (Loss) Per Share:
Weighted average Common Stock outstanding (in thousands)	86,773	86,615	88,555

Net income (loss)	$ 444.3	$ 173.2	$ (78.1)
Dividends on 5% Cumulative Convertible Preferred Stock	—	—	(1.1)

Net income (loss) applicable to Common Stock	$ 444.3	$ 173.2	$ (79.2)

Basic net income (loss) per share	$ 5.12	$ 2.00	$ (0.89)

Diluted Income (Loss) Per Share:
Weighted average Common Stock outstanding (in thousands)	86,773	86,615	88,555
Net effect of dilutive stock options - based on the
treasury stock method using the average market price	229	127	—

Weighted average common equivalent shares	87,002	86,742	88,555

Net income (loss)	$ 444.3	$ 173.2	$ (78.1)
Dividends on 5% Cumulative Convertible Preferred Stock	—	—	(1.1)

Net income (loss) applicable to common equivalent shares	$ 444.3	$ 173.2	$ (79.2)

Diluted net income (loss) per share	$ 5.11	$ 2.00	$ (0.89)

NOTE 12: Employee Benefit Plans

We have several qualified, non-contributory defined benefit plans (the Qualified Plans) covering substantially all of our salaried employees in the United States and Canada, including certain plans subject to collective bargaining agreements. These plans generally provide retirement benefits based on years of service and compensation during specific periods. Senior executives and key employees covered by these plans are also entitled to participate in various unfunded supplemental executive retirement plans (Supplemental Plans) which provide retirement benefits based on years of service and compensation, including compensation not permitted to be taken into account under the Qualified Plans. The Supplemental Plans and the Qualified Plans are collectively referred to as the Pension Plans.

Under the Qualified Plans, our policy is to fund normal cost plus the amortization of the unfunded actuarial liability for costs arising from qualifying service determined under the projected unit credit method. The underlying pension plan assets include cash equivalents, fixed income securities (primarily obligations of the U.S. government) and equity securities.

The following table summarizes the changes in benefit obligation and changes in plan assets for pension benefits for the Pension Plans and other postretirement benefits for the years ended December 31, 2000 and 1999:

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Pension Benefits		Other Postretirement Benefits
	2000	1999	2000	1999
	(in millions)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$ 283.5	$ 304.1	$ 81.3	$ 82.6
Service cost	14.3	16.1	1.9	2.1
Interest cost	22.1	22.5	5.8	5.9
Plan participants’ contributions	0.3	0.3	—	—
Acquisitions	20.3	—	2.0	—
Actuarial gain	(9.0)	(24.3)	(4.9)	(5.1)
Foreign currency exchange rate changes	—	—	(0.3)	0.6
Curtailment gain	—	(1.2)	—	—
Settlement gain	—	(0.7)	—	—
Termination benefits	—	6.4	—	—
Benefits paid	(39.5)	(39.7)	(4.7)	(4.8)

Benefit obligation at end of year	292.0	283.5	81.1	81.3

Change in Plan Assets:
Fair value of plan assets at beginning of year	261.9	260.6	—	—
Actual return on plan assets	(1.7)	20.8	—	—
Employer contributions	24.8	19.9	4.7	4.8
Plan participants’ contributions	0.3	0.3	—	—
Benefits paid	(39.5)	(39.7)	(4.7)	(4.8)

Fair value of plan assets at end of year	245.8	261.9	—	—

Funded status at end of year	(46.2)	(21.6)	(81.1)	(81.3)
Unrecognized net actuarial gain	(4.2)	(19.9)	(22.1)	(20.4)
Unrecognized prior service cost	20.3	22.8	(12.2)	(13.4)
Unrecognized net transition obligation	0.2	0.1	—	—

Accrued benefit cost	$ (29.9)	$ (18.6)	$ (115.4)	$ (115.1)

Amounts recognized in the consolidated
balance sheets:
Prepaid benefit cost	$ 6.0	$ —	$ —	$ —
Accrued benefit liability	(35.9)	(18.6)	(115.4)	(115.1)
Additional minimum liability	(3.0)	(2.2)	—	—
Accumulated other comprehensive loss	3.0	2.2	—	—

Net amount recognized at end of year	$ (29.9)	$ (18.6)	$ (115.4)	$ (115.1)

Weighted average assumptions:
Discount rate	7.75%	7.75%	7.75%	7.75%
Expected return on plan assets	9.50%	9.50%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.25%-4.50%	4.25%-4.50%
Health care cost trend on covered charges	N/A	N/A	6.4%	5.6%

In connection with the acquisition of the Golden Eagle Refinery in August 2000, we assumed $22.1 million related to certain employee pension and other postretirement benefit obligations. 59

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 1999, we recognized a charge of approximately $6.4 million for termination benefits associated with the permanent closure of the Alma Refinery. Effective December 31, 1999, we transferred the net assets of the plan associated with the Alma Refinery to the UDS Pension Plan which resulted in a $1.2 million curtailment gain.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Pension Plans with accumulated benefit obligations in excess of plan assets consisted of the following:

	December 31,
	2000	1999
	(in millions)
Projected benefit obligation	$28.4	$23.7
Accumulated benefit obligation	21.7	17.9
Fair value of plan assets	9.6	9.8

The following table summarizes the components of net periodic benefit cost for the years ended December 31, 2000, 1999 and 1998:
	Pension Benefits			Other Postretirement Benefits
	2000	1999	1998	2000	1999	1998
	(in millions)
Components of net periodic benefit cost:
Service cost	$14.3	$16.1	$15.5	$1.9	$2.1	$1.9
Interest cost	22.1	22.5	21.2	5.8	5.9	5.5
Expected return on plan assets	(22.5)	(21.8)	(20.2)	—	—	—
Amortization of:
Transition obligation	0.1	0.1	—	—	—	—
Prior service cost	2.4	2.4	2.4	(1.2)	(1.2)	(1.2)
Actuarial loss (gain)	0.1	1.5	0.5	(1.2)	(0.6)	(1.0)
Termination charge	—	6.4	—	—	—	—
Curtailment gain	—	(1.2)	—	—	—	—
Settlement charge (gain)	(0.6)	0.2	—	—	—	—

Net periodic benefit cost	$15.9	$26.2	$19.4	$5.3	$6.2	$5.2

We also maintain a retirement plan for certain Diamond Shamrock and Total collective bargaining groups (the Bargaining Unit Plans). The Bargaining Unit Plans generally provide benefits that are based on the union member’s monthly base pay during the five years prior to retirement.

We maintain several defined contribution retirement plans for substantially all our eligible employees in the United States and Canada. Contributions to the plans are generally determined as a percentage of each eligible employee’s salary. Contributions to these plans amounted to $6.3 million, $6.0 million, and $6.3 million during the years ended December 31, 2000, 1999 and 1998, respectively.

We sponsor unfunded defined benefit postretirement plans which provide health care and life insurance benefits to retirees who satisfy certain age and service requirements. In addition, pursuant to the terms of a distribution agreement between Diamond Shamrock and Maxus, Diamond Shamrock’s parent company prior to its 1987 spin-off, we also share in the cost of providing similar benefits to former employees of Maxus.

Generally, the health care plans pay a stated percentage of most medical expenses reduced for any deductibles, payments made by government programs and other group coverage. The cost of providing these benefits is shared with retirees.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(in millions)
Effect on total of service and interest cost components	$ 0.4	$ (0.4)
Effect on postretirement benefit obligation	4.7	(4.0)

NOTE 13: Income Taxes

Income (loss) before income taxes and dividends of subsidiary consisted of the following:

	Years Ended December 31,
	2000	1999	1998
	(in millions)
United States	$ 505.9	$ 264.9	$ (132.2)
Canada	211.5	49.7	68.2

Total	$ 717.4	$ 314.6	$ (64.0)

Provision for income taxes consisted of the following:

	Years Ended December 31,
	2000	1999	1998
	(in millions)
Current:
U.S. Federal	$ 55.7	$ 6.9	$ —
U.S. State	4.4	(1.4)	—
Canada	105.4	53.2	12.8

Total current	165.5	58.7	12.8

Deferred:
U.S. Federal	106.4	96.0	(24.6)
U.S. State	12.3	10.1	0.6
Canada	(21.4)	(33.7)	15.0

Total deferred	97.3	72.4	(9.0)

Provision for income taxes	$ 262.8	$ 131.1	$ 3.8

61

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The components of our deferred income tax liabilities and assets consisted of the following:

	December 31,
	2000	1999
	(in millions)
Deferred tax liabilities:
Excess of book basis over tax basis of:
Property, plant and equipment	$ (518.9)	$ (466.0)
Equity investment in Diamond-Koch, L.P.	(9.3)	(15.2)
Excess of tax basis over book basis of
leasing arrangements	(70.8)	(69.8)
Deferred refinery maintenance turnaround costs	(36.5)	(31.0)

Total deferred tax liabilities	(635.5)	(582.0)

Deferred tax assets:
LIFO inventory	36.3	25.1
Accrued and other long-term liabilities	131.6	155.4
U.S. Federal and State income tax credit carryforwards	147.6	99.2
Canadian tax benefit on unrealized foreign exchange
adjustment	3.7	5.8
Net operating loss carryforwards	40.9	123.1
Other	7.3	9.1

Total deferred tax assets	367.4	417.7
Less valuation allowance	(8.4)	(9.5)

Net deferred tax assets	359.0	408.2

Net deferred tax liability	$ (276.5)	$ (173.8)

As of December 31, 2000, we had the following U.S. Federal and State income tax credit and loss carryforwards:

	Amount	Expiration
	(in millions)
U.S. Federal and State income tax credits	$ 38.8	2001 through 2020
Alternative minimum tax (AMT) credits	108.8	Indefinitely
U.S. Federal net operating losses (NOL)	46.8	2010 through 2011

Included in the above are $16.8 million of income tax credit carryforwards, $57.9 million of AMT credit carryforwards and $46.8 million of NOL carryforwards acquired from Total, National Convenience Stores, Inc. and Diamond Shamrock, which are subject to annual U.S. Federal income tax limitations.

We have established a valuation allowance for certain deferred tax assets, primarily State NOLs and U.S. Federal income tax credit carryforwards, which may not be realized in future periods. The realization of net deferred tax assets recorded as of December 31, 2000 is dependent upon our ability to generate future taxable income in both the U.S. and Canada. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized.

We have not provided any U.S. Federal deferred income taxes or Canadian withholding taxes on the undistributed earnings of our Canadian subsidiaries based on the determination that those earnings will be indefinitely reinvested. As of December 31, 2000, the cumulative undistributed earnings of these subsidiaries were approximately $395.9 million. If those earnings were not considered indefinitely reinvested, U.S. Federal deferred income taxes and Canadian withholding taxes would have been provided after consideration of foreign tax credits. However, determination of the amount of U.S. Federal deferred income taxes and Canadian withholding taxes is not practical.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The differences between our effective income tax rate and the U.S. Federal statutory rate is reconciled as follows:

	Years Ended December 31,
	2000	1999	1998
U.S. Federal statutory rate	35.0%	35.0%	(35.0)%
Effect of foreign operations	1.4	0.6	6.1
U.S. State income taxes, net of U.S. Federal taxes	1.5	2.5	4.7
Non-deductible goodwill amortization and
impairment charge	0.8	5.6	28.6
Other	(2.1)	(2.0)	1.5

Effective income tax rate	36.6%	41.7%	5.9%

Income taxes paid net of refunds for the years ended December 31, 2000, 1999 and 1998 amounted to $144.7 million, $22.1 million, and $3.2 million (refund), respectively.

In December 2000, we settled an appeal with the Internal Revenue Service related to tax issues for the years 1988 through 1994. The appeal pertained to the IRS’s decision to not allow certain tax deductions we had taken during those years. All issues were resolved in our favor and we received a tax refund of $12.5 million plus interest of $6.1 million, or $0.19 per share.

NOTE 14: Environmental Matters

Our operations are subject to environmental laws and regulations adopted by various federal, state and local governmental authorities in the jurisdictions in which we operate. Although, we believe our operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in petroleum refining and retail marketing operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities. Accordingly, we have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the production, handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from those events. However, some risk of environmental or other damage is inherent in our business, as it is with other companies engaged in similar businesses.

We have been designated as a potentially responsible party by the U.S. Environmental Protection Agency (the EPA) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by certain states under applicable state laws, with respect to the cleanup of hazardous substances at several sites. In each instance, other potentially responsible parties also have been so designated. We have accrued liabilities for environmental remediation obligations at these sites, as well as estimated site restoration costs to be incurred in the future.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The balances of and changes in accruals for environmental matters which are principally included in other long-term liabilities consisted of the following:

	Years Ended December 31,
	2000	1999	1998
	(in millions)
Balance at beginning of year	$ 171.0	$ 219.4	$ 213.9
Additions to accrual	13.2	4.1	39.7
Reductions from accrual	(4.6)	(20.6)	—
Payments	(26.9)	(31.9)	(34.2)

Balance at end of year	$ 152.7	$ 171.0	$ 219.4

During 2000, environmental liabilities were increased for various refinery and retail environmental remediation projects including California MTBE issues.

During 1999, based on the annual review of environmental liabilities, it was determined that certain liabilities were overstated as the required cleanup obligation was less than originally estimated. Accordingly, environmental liabilities were reduced by $20.6 million.

The accruals noted above represent our best estimate of the costs which will be incurred over an extended period for restoration and environmental remediation at various sites. These liabilities have not been reduced by possible recoveries from third parties and projected cash expenditures have not been discounted. Environmental exposures are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single period, we believe that these costs will not have a material adverse effect on our financial position.

NOTE 15: Commitments and Contingencies

We lease convenience stores, office space and other assets under operating leases with terms expiring at various dates through 2053. Certain leases contain renewal options and escalation clauses and require us to pay property taxes, insurance and maintenance costs. These provisions vary by lease. Certain convenience store leases provide for the payment of rentals based solely on sales volume while others provide for payments, in addition to any established minimums, contingent upon the achievement of specified levels of sales volumes.

Future minimum rental payments applicable to non-cancelable operating leases as of December 31, 2000 are as follows (in millions):

2001	$ 71.4
2002	61.5
2003	46.4
2004	31.2
2005	27.2
Thereafter	116.1

Gross lease payments	353.8
Less future minimum sublease rental income	(23.4)

Net future minimum lease payments	$ 330.4

Rental expense, net of sublease rental income, for all operating leases consisted of the following: 64

ULTRAMAR DIAMOND SHAMROCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2000	1999	1998
	(in millions)
Minimum rental expense	$ 75.3	$ 90.3	$ 94.8
Contingent rental expense	10.9	8.5	8.9

Gross rental expense	86.2	98.8	103.7
Less sublease rental income	(9.8)	(10.6)	(10.9)

Net rental expense	$ 76.4	$ 88.2	$ 92.8

To accommodate our convenience store construction program, we have three long-term operating lease arrangements which are summarized below:

	Facility Amount	Amount Drawn at December 31, 2000	Expiration
	(in millions)
Total Lease	$ 65.0	$ 18.5	August 2002
Jamestown Lease	76.2	76.2	July 2003
Brazos Lease	186.8	186.8	December 2003

	$ 328.0	$ 281.5

These lease arrangements have been used to construct or purchase convenience stores and to construct our headquarters in San Antonio, Texas. After their respective non-cancelable lease terms, the leases may be extended by agreement of the parties, or we may purchase or arrange for the sale of the convenience stores or the corporate headquarters. If we were unable to extend the lease or arrange for the sale of the properties to a third party at the respective expiration dates of the leases, the amount necessary to purchase the properties under the leases as of December 31, 2000 would be approximately $281.5 million. The commitment from the lessors to provide funds under the Brazos and Jamestown lease arrangements expired on December 19, 2000. As of December 31, 2000, we have $46.5 million available related to the Total Lease.

In conjunction with the construction of a high-pressure gas oil hydrotreater at our Wilmington Refinery, we entered into a long-term contract for the supply of hydrogen, which expires in 2011. We also entered into a long-term contract for the supply of hydrogen to our Three Rivers Refinery, which expires in 2011. In conjunction with the acquisition of the Golden Eagle Refinery, we assumed a long-term contract for the supply of hydrogen, which expires in 2009. These contracts have take-or-pay provisions requiring monthly payments totaling approximately $2.9 million, which are adjusted periodically based on certain market indices.

Pursuant to the terms of various agreements, we have agreed to indemnify the former owners of Ultramar, Inc. (UI) and CUC and certain of their affiliates for any claims or liabilities arising out of, among other things, refining and retail activities and litigation related to the operations of UI and CUC prior to their acquisition.

There are various legal proceedings and claims pending against us which arise in the ordinary course of business. It is our management’s opinion, based upon advice of counsel, that these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations or financial position.

NOTE 16: Financial Instruments

Financial instruments consisted of the following:

	December 31,
	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Cash and cash equivalents	$ 197.1	$ 197.1	$ 92.8	$ 92.8
Non-current notes receivable	30.5	30.5	30.7	30.7
Long-term debt, including current portion	(1,661.5)	(1,674.0)	(1,341.6)	(1,307.8)
Interest rate swap agreements	—	1.8	—	(11.7)
Commodity futures and price swap contracts	(2.9)	19.0	(8.1)	(17.2)

Cash and cash equivalents as of December 31, 2000 and 1999 include $126.6 million and $28.2 million of investments in marketable securities with maturities of less than three months, respectively. The investments are held to maturity and are stated at amortized cost, which approximates fair market value.

The aggregate carrying amount of non-current notes receivable approximated fair value as determined based on the discounted cash flow method.

The fair value of our fixed rate debt as of December 31, 2000 and 1999 was $1,306.2 million and $1,295.2 million, respectively (carrying amounts of $1,293.7 million and $1,329.0 million, respectively) and was estimated based on the quoted market price of similar debt instruments. The carrying amounts of our borrowings under the revolving credit agreements and money market facilities approximate fair value because these obligations generally bear interest at floating rates.

The interest rate swap agreements subject us to market risk as interest rates fluctuate and impact the interest payments due on the notional amounts of the agreements. The fair value of interest rate swap agreements is determined based on the differences between the contract rate of interest and the rates currently quoted for agreements of similar terms and maturities.

Commodity futures contracts are used to procure a large portion of our crude oil requirements and to hedge our exposure to crude oil, refined product and natural gas price volatility. Deferred gains from our hedging activities were approximately $14.7 million and $1.7 million as of December 31, 2000 and 1999, respectively. For the commodity futures contracts that are closed without taking physical delivery, the net gain in 2000 and 1999 of $19.3 million and $48.6 million, respectively, has been recognized currently in cost of products sold. Our crude oil purchases to supply our refineries amounted to $6.7 billion and $3.7 billion during 2000 and 1999, respectively.

In addition, we have entered into various price swaps as price hedges for which gains or losses will be recognized when the hedged transactions occur; however, losses are recognized in cost of products sold when future prices are not expected to recover.

As of December 31, 2000, we had outstanding commodity futures contracts designated as hedges and price swap contracts to purchase $335.2 million and sell $361.5 million of crude oil, refined products, and natural gas or to settle differences between a fixed price and market price on aggregate notional quantities of 7.1 million barrels of crude oil and refined products which mature on various dates through June 2002. As of December 31, 1999, we had outstanding commodity futures contracts designated as hedges and price swap contracts to purchase $211.8 million and sell $194.0 million of crude oil and refined products or to settle differences between a fixed price and market price on aggregate notional quantities of 6.4 million barrels of crude oil and refined products which mature on various dates through June 2002. The fair value of commodity futures contracts designated as hedges is based on quoted market prices. The fair value of price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur.

Periodically, we enter into short-term foreign exchange contracts and commitments to purchase U.S. dollars to manage our exposure to exchange rate fluctuations on the trade payables of our Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At December 31, 2000, we had commitments to purchase $36.0 million of U.S. dollars. At December 31, 1999, we had short-term foreign exchange contracts totaling $12.1 million and commitments to purchase $34.2 million of U.S. dollars. We generally do not hedge for the effects of foreign exchange rate fluctuations on the translation of our foreign results of operations or financial position.

We are subject to the market risk associated with changes in market price of the underlying crude oil and refined products; however, these changes in values are generally offset by changes in the sales price of our refined products. We are exposed to credit risk in the event of nonperformance by the counterparties in all interest rate swap agreements, price swap contracts and foreign exchange contracts. However, we do not anticipate nonperformance by any of the counterparties. The amount of this exposure is generally the unrealized gains or losses on those contracts.

Other financial instruments, which potentially subject us to credit risk, consist principally of trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base and their dispersion across different geographic areas. As of December 31, 2000 and 1999, we had no significant concentrations of credit risk.

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

Total expenditures includes capital expenditures, acquisition costs of retail and refinery operations, net of cash acquired, and deferred refinery maintenance turnaround costs.

	Refining	Retail	Petrochemical/ NGL	Corporate	Total
	(in millions)
Year ended December 31, 2000:
Sales and other revenues from
external customers	$ 10,273.3	$ 6,625.1	$ 162.7	$ —	$ 17,061.1
Intersegment sales	3,375.9	—	1.4	—	3,377.3
EBITDA	1,016.9	174.7	21.4	(129.4)	1,083.6
Depreciation and amortization	170.6	70.2	0.9	11.4	253.1
Operating income (loss)	846.3	104.5	2.1	(140.8)	812.1
Total assets	4,295.4	1,270.7	117.8	304.5	5,988.4
Total expenditures	913.7	94.6	—	30.8	1,039.1

Year ended December 31, 1999:
Sales and other revenues from
external customers	7,921.0	5,883.2	135.1	—	13,939.3
Intersegment sales	2,683.7	8.1	—	—	2,691.8
EBITDA	526.8	270.3	19.5	(132.1)	684.5
Depreciation and amortization	168.2	67.8	1.4	3.4	240.8
Operating income (loss)	358.6	202.5	3.5	(135.5)	429.1
Total assets	3,326.5	1,220.2	148.2	241.1	4,936.0
Total expenditures	109.2	62.2	0.1	47.3	218.8

Year ended December 31, 1998:
Sales and other revenues from
external customers	5,377.1	5,480.9	255.1	—	11,113.1
Intersegment sales	2,090.0	5.3	16.6	—	2,111.9
EBITDA	279.3	182.6	34.9	(189.6)	307.2
Depreciation and amortization	160.4	67.2	7.1	2.7	237.4
Operating income (loss)	118.9	115.4	20.4	(192.3)	62.4
Total assets	3,581.4	1,383.0	163.4	187.2	5,315.0
Total expenditures	131.8	51.3	17.3	8.5	208.9

The following summarizes the reconciliation of reportable segment sales and other revenues, operating income, and assets to consolidated sales and other revenues, operating income and total assets:

	Years Ended December 31,
	2000	1999	1998
	(in millions)
Sales and other revenues:
Total sales for reportable segments	$ 20,438.4	$ 16,631.1	$ 13,225.0
Elimination of intersegment sales	(3,377.3)	(2,691.8)	(2,111.9)

Consolidated sales and other revenues	$ 17,061.1	$ 13,939.3	$ 11,113.1

Operating income:
Total operating income for reportable segments	$ 952.9	$ 564.6	$ 254.7
Other unallocated expenses	(140.8)	(135.5)	(192.3)

Consolidated operating income	$ 812.1	$ 429.1	$ 62.4

	December 31,
	2000	1999
	(in millions)
Total assets:
Total assets for reportable segments	$ 5,683.9	$ 4,694.9
Other unallocated assets	304.5	241.1

Consolidated total assets	$ 5,988.4	$ 4,936.0

Geographic information by country for sales and other revenues from external customers based on location of customer consisted of the following:

	Years Ended December 31,
	2000	1999	1998
	(in millions)
United States	$ 13,006.2	$ 11,140.2	$ 8,818.6
Canada	4,054.9	2,799.1	2,294.5

Consolidated sales and other revenues	$ 17,061.1	$ 13,939.3	$ 11,113.1

Long-lived assets include property, plant and equipment, goodwill and refinery maintenance turnaround costs net of related accumulated depreciation and amortization. Geographic information by country for long-lived assets consisted of the following:

	December 31,
	2000	1999
	(in millions)
United States	$ 3,424.4	$ 2,803.0
Canada	488.7	497.4

Consolidated property, plant
and equipment, net	$ 3,913.1	$ 3,300.4

NOTE 18: Share Buyback Programs

On February 7, 2001, our Board of Directors approved a share buyback program under which we expect to repurchase $750.0 million of our Common Stock, or approximately 23.2 million shares based on the closing price on February 7, 2001 of $32.29 per share. As part of this buyback program, we purchased 7,050,109 shares of our Common Stock, at $32.85 per share on February 7, 2001, held by TotalFinaElf since our acquisition of Total Petroleum (North America) Ltd. in September 1997.

In order to fund the share buyback program, we entered into a bridge loan agreement on February 7, 2001 with two banks that have committed to lend us up to $750.0 million. We anticipate refinancing the bridge loan during the second quarter of 2001 with proceeds from public debt offerings under our universal shelf registration statement. Interest on the borrowings is based on floating market rates tied to prime rates, Federal Fund rates or Euro Dollar rates. We will service the interest due on the additional borrowings from a reduction in the annual dividend on the Common Stock, which was reduced from $1.10 per share to $0.50 per share. As of February 27, 2001, we have borrowed $554.9 million under the bridge loan.

Shareholders of record as of February 19, 2001 will receive the current $0.275 per share quarterly dividend, payable March 5, 2001. Shareholders of record after that date will receive a dividend of $0.125 per share at the time of the next quarterly dividend declaration, subject to Board approval.

On February 7, 2001, our Board of Directors also authorized an annual $100.0 million share buyback program beginning in the second half of 2001 upon completion of the $750.0 million buyback program. We will fund the annual share buyback program from borrowings under new and existing credit facilities and cash from operations.

NOTE 19: Quarterly Financial Information (Unaudited)

	2000 Quarters
	First	Second	Third	Fourth
	(in millions, except share and per share data)

Sales and other revenues	$ 3,645.4	$ 4,009.5	$ 4,527.9	$ 4,878.3
Cost of products sold and operating expenses	2,698.8	2,952.2	3,417.6	3,831.0
Operating income	139.1	236.7	240.0	196.3
Net income	69.1	128.5	127.6	119.1

Net income per share:
Basic	$ 0.80	$ 1.48	$ 1.47	$ 1.37
Diluted	0.80	1.47	1.47	1.37

Weighted average number of shares (in thousands):
Basic	86,713	86,767	86,794	86,816
Diluted	86,814	87,024	87,003	87,205
70

	1999 Quarters
	First	Second	Third	Fourth
	(in millions, except share and per share data)

Sales and other revenues	$ 2,720.2	$ 3,380.1	$ 3,839.3	$ 3,999.7
Cost of products sold and operating expenses	1,802.5	2,366.5	2,757.5	3,043.3
Operating income	64.9	113.5	170.6	80.1
Net income	16.0	48.4	84.2	24.6

Net income per share:
Basic	$ 0.18	$ 0.56	$ 0.97	$ 0.29
Diluted	0.18	0.56	0.97	0.29

Weighted average number of shares (in thousands):
Basic	86,557	86,593	86,631	86,678
Diluted	86,643	86,703	86,807	86,636

On August 31, 2000, we acquired the Golden Eagle Refinery from Tosco Corporation and on September 29, 2000, we purchased Valley Shamrock which resulted in increased net income in the third and fourth quarters of 2000.

In December 2000, we settled an appeal with the IRS related to tax issues for the years 1988 through 1994. The appeal was resolved in our favor and we received a tax refund of $12.5 million plus interest of $6.1 million, or $0.19 per basic share.

In March 1999, we expensed $11.0 million of transaction costs associated with the termination of the proposed Diamond 66 joint venture. Also in the first quarter of 1999, we realized a gain of $11.3 million from insurance recoveries and retail restructuring reserve reversals.

During the fourth quarter of 1999, we recognized:

•	a gain of $97.6 million related to the sale of the Michigan retail, pipeline and terminal operations;

•	a gain of $25.8 million related primarily to the sale or closure of 142 convenience stores;

•	a loss of $138.2 million related to the permanent closure of the Alma Refinery in December 1999; and

•	a gain of $18.4 million from reducing liabilities no longer necessary, primarily for restructuring activities and future environmental clean up obligations.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information appearing under the caption “Election of Directors Proposal” and “Compensation of Executive Officers and Directors” in our Proxy Statement relating to our 2001 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission is incorporated by reference. See also the information appearing under the caption “Executive Officers of the Registrant” appearing in Part I.

We are not aware of any family relationship between any director or executive officer. Each officer is generally elected to hold office until his or her successor is elected or until such officer’s earlier removal or resignation.

Item 11.  Executive Compensation

The information appearing under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption “Ownership of the Company’s Common Stock by Management and Certain Beneficial Owners” in the Proxy Statement is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

The information appearing under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement is incorporated by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) (1) and (2) - List of financial statements and financial statement schedules

The following consolidated financial statements of Ultramar Diamond Shamrock Corporation are included under Part II, Item 8:

Accountants’ Report
Balance Sheets - December 31, 2000 and 1999
Statements of Operations - Years Ended December 31, 2000, 1999 and 1998
Statements of Stockholders’ Equity - Years Ended December 31, 2000, 1999 and 1998
Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998
Statements of Comprehensive Income (Loss) - Years Ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements - Years Ended December 31, 2000, 1999 and 1998

All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto. (B) Reports on Form 8-K 72

A Current Report on Form 8-K/A was filed November 14, 2000 relating to the acquisition of the Avon Refinery from Tosco Corporation on August 31, 2000.

(C) Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission under File No. 1-11154. Where indicated as being filed by Diamond Shamrock, Inc., these filings were filed under File No. 1-9409 unless otherwise indicated.

Exhibit Number	Description	Incorporated by Reference to the Following Documents
3.1	Certificate of Incorporation dated April 27, 1992, as amended on April 28, 1992	Registration Statement on Form S-1 (File No.33-47586), Exhibit 3.1

3.2	Certificate of Merger of Diamond Shamrock, Inc. with and into the Company, amending the Company’s Articles of Incorporation	Registration Statement on Form S-8 (File No.333-19131), Exhibit 4.2

3.3	Certificate of Designations of the Company’s 5% Cumulative Convertible Preferred Stock	Registration Statement on Form S-8 (File No.333-19131), Exhibit 4.3

3.4	By-laws dated April 28, 1992	Registration Statement on Form S-1 (File No.33-47586), Exhibit 3.2

3.5	Amendment dated July 22, 1993 to By-laws	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 3.3

3.6	Amendment dated December 3, 1996 to By-laws	Registration Statement on Form S-8 (File No.333-19131), Exhibit 4.6

3.7	Amendment dated March 3, 1999 to Bylaws	Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 3.7

3.8	Amendment dated February 1, 2000 to Bylaws	Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 3.8

4.1	Form of Common Stock Certificate	Registration Statement on Form S-8 (File No.333-19131), Exhibit 4.8

4.2	See Exhibit 3.1

4.3	See Exhibit 3.2

4.4	See Exhibit 3.3

4.5	See Exhibit 3.4

4.6	See Exhibit 3.5

4.7	See Exhibit 3.6

Exhibit Number	Description	Incorporated by Reference to the Following Documents
4.8	See Exhibit 3.7

4.9	See Exhibit 3.8

4.10	Form of Indenture between Diamond Shamrock, Inc. and the First National Bank of Chicago	Registration Statement on Form S-1 of Diamond Shamrock, Inc. (File No.33-32024), Exhibit 4.1

4.11	Forms of Medium Term Notes, Series A	Registration Statement on Form S-3 of Diamond Shamrock, Inc. (File No.33-58744), Exhibit 4.2

4.12	Form of 8% Debenture due April 1, 2003	Current Report on Form 8-K of Diamond Shamrock, Inc. dated March 22, 1993, Exhibit 4.1

4.13	Form of 8 3/4% Debenture due June 15, 2015	Current Report on Form 8-K of Diamond Shamrock, Inc. dated February 6, 1995, Exhibit 4.1

4.14	Form of 7 1/4% Debenture due June 15, 2010	Current Report on Form 8-K of Diamond Shamrock, Inc. dated June 1, 1995, Exhibit 4.1

4.15	Form of 7.65% Debenture due July 1, 2026	Current Report on Form 8-K of Diamond Shamrock, Inc. dated June 20, 1996, Exhibit 4.1

4.16	Rights Agreement dated June 25, 1992 between Ultramar Diamond Shamrock Corporation and Registrar and Transfer Company (as successor rights agent to First City Texas-Houston, NA)
	as amended by the First Amendment dated October 26, 1992 and the Amendment dated May 10, 1994	Registration Statement on Form S-1 (File No.33-47586), Exhibit 4.2; Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, Exhibit 4.2; Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 4.3

4.17	Indenture dated July 6, 1992 among Ultramar Credit Corporation, as issuer, Ultramar Diamond Shamrock Corporation, as guarantor, and First City Texas-Houston NA, as trustee, relating to the 8 5/8% Guaranteed Notes due July 1, 2002	Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Exhibit 10.6

4.18	Indenture dated March 15, 1994 between Ultramar Diamond Shamrock Corporation, as issuer, and The Bank of New York, as trustee; Subordinated Debt Indenture dated June 25, 1997 between Ultramar Diamond Shamrock Corporation and the Bank of New York, as trustee	Current Report on Form 8-K for the quarter ended June 30, 1997, Exhibit 4.3

4.19	Form of 7.20% Senior Note due October 15, 2017	Current Report on Form 8-K dated October 8, 1997, Exhibit 4.1

4.20	Form of 6.75% Senior Note due October 15, 2037	Current Report on Form 8-K dated October 8, 1997, Exhibit 4.2

Exhibit Number	Description	Incorporated by Reference to the Following Documents
4.21	Form of 7.45% Senior Note due October 15, 2097	Current Report on Form 8-K dated October 8, 1997, Exhibit 4.3

10.1	Lease dated April 30, 1970 between Ultramar, Inc. by assignment, and the City of Long Beach	Registration Statement on Form S-1 (File No.33-47586), Exhibit 10.20

10.2	Lease dated November 27, 1992 between Ultramare Canada, Inc. and the National Harbours Board	Registration Statement on Form S-1 (File No.33-47586), Exhibit 10.27

10.3	Permit No. 306 dated October 1, 1975 issued by the City of Los Angeles to Ultramar, Inc. by assignment	Registration Statement on Form S-1 (File No.33-47586), Exhibit 10.19

10.4	Agreement dated April 6, 1977 between Atlantic Richfield Company and Ultramar, Inc. by assignment	Registration Statement on Form S-1 (File No.33-47586), Exhibit 10.22

10.5	Agreement for Use of Marine Terminal and Pipeline dated August 30, 1978 between Ultramar, Inc. by assignment, Arco Transportation Company and Shell Oil Company	Registration Statement on Form S-1 (File No.33-47586), Exhibit 10.21

10.6	Warehousing Agreement dated July 1, 1984 between Ultramar, Inc., by assignment and GATX Tank Storage Terminals Corporation	Registration Statement on Form S-1 (File No.33-47586), Exhibit 10.25

10.7	Contract re Charlottetown Terminal dated October 1, 1990 between Ultramar Canada, Inc. and Imperial Oil (1)	Registration Statement on Form S-1 (File No.33-47586), Exhibit 10.30

10.8	Tax Allocation Agreement dated April 30, 1992 between Ultramar Diamond Shamrock Corporation, LASMO plc and Ultramar America Limited and Guarantee of Performance and Indemnity to Ultramar Diamond Shamrock Corporation by LASMO plc, as amended by Amendment No. 1 dated May 22, 1992	Registration Statement on Form S-1 (File No.33-47586), Exhibit 10.2

10.9	Reorganization Agreement dated as of July 6, 1992 between LASMO plc and Ultramar Diamond Shamrock Corporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, Exhibit 10.1

10.10	Ultramar Diamond Shamrock Corporation 1992 Long Term Incentive Plan dated July 21, 1992, as amended by the First Amendment dated January 23, 1993, the Second Amendment dated July 21, 1993, the Third Amendment dated March 21, 1994 and the Fourth Amendment dated February 10, 1995	Registration Statement on Form S-8 (File No.33-52148), Exhibit 28; Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.34; Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.46; Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, Exhibit 10.47; Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, Exhibit 10.50

Exhibit Number	Description	Incorporated by Reference to the Following Documents
10.11	Ultramar Diamond Shamrock Corporation Annual Supplemental Executive Retirement Plan dated July 27, 1994	Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.13

10.12	Amendment to Ultramar Corporation Supplemental Executive Retirement Plan dated May 1, 2000	+

10.13	Ultramar Diamond Shamrock Corporation U.S. Employees Retirement Restoration Plan dated July 27, 1994	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.14

10.14	Trust Agreement dated April 1985 between Ultramar Canada, Inc. and Montreal Trust Company of Canada	Registration Statement on Form S-1 (File No.33-47586), Exhibit 10.1

10.15	Employment Agreement dated as of September 22, 1996 between Ultramar Diamond Shamrock Corporation and Jean Gaulin	Registration Statement on Form S-4 (File No.333-14807), Exhibit 10.1

10.16	Employment Agreements dated as of October 23, 1996 between Diamond Shamrock, Inc. and W. R. Klesse, T. J. Fretthold, W. P. Eisman	Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.20

10.17	First Amendment to Employment Agreements between Ultramar Diamond Shamrock Corporation and W.R. Klesse, T.J. Fretthold, and W.P. Eisman dated May 1, 2000	+

10.18	Second Amendment to Employment Agreement between Ultramar Diamond Shamrock Corporation and W.R. Klesse dated September 6, 2000	+

10.19	Employment Agreement dated as of November 27, 1996 between Ultramar Corporation and Christopher Havens	Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.21

10.20	First Amendment to Employment Agreement between Ultramar Diamond Shamrock Corporation and Christopher Havens dated May 1, 2000	+

Exhibit Number	Description	Incorporated by Reference to the Following Documents
10.21	Employment Agreement between Robert Shapard and Ultramar Diamond Shamrock Corporation dated August 1, 2000	+

10.22	Deferred Compensation Plan for executives and directors of Diamond Shamrock, Inc. amended and restated as of January 1, 1989	Annual Report on Form 10-K of Diamond Shamrock, Inc. for the year ended December 31, 1988, Exhibit 10.13

10.23	Diamond Shamrock, Inc. Supplemental Executive Retirement Plan (the DS SERP)	Registration Statement on Form 10 of Diamond Shamrock Inc., Exhibit 10.16

10.24	First Amendment to the DS SERP dated June 2, 1988	Registration Statement on Form S-1 of Diamond Shamrock, Inc. (File No.33-21991) (DS S-1), Exhibit 10.21

10.25	Second Amendment to the DS SERP dated January 2, 1990	Annual Report on Form 10-K of Diamond Shamrock, Inc. for the year ended December 31, 1989, Exhibit 10.21

10.26	Third Amendment to DS SERP dated May 1, 2000	+

10.27	Excess Benefits Plan of Diamond Shamrock, Inc.	Quarterly Report on Form 10-Q of Diamond Shamrock, Inc. for the quarter ended June 30, 1987, Exhibit 19.5

10.28	Form of Disability Benefit Agreement between Diamond Shamrock, Inc. and certain of its executive officers	DS S-1, Exhibit 10.21

10.29	Form of Supplemental Death Benefit Agreement between Diamond Shamrock, Inc. and certain of its executive officers	Quarterly Report on Form 10-Q of Diamond Shamrock, Inc. for the quarter ended June 30, 1987, Exhibit 19.9

10.30	Diamond Shamrock, Inc. Long-Term Incentive Plan as amended and restated as of August 15, 1996	Quarterly Report on Form 10-Q of Diamond Shamrock, Inc. for the quarter ended September 30, 1996 (DS 1996 Form 10-Q), Exhibit 10.9

10.31	Form of Employee Stock Purchase Loan Agreement between Diamond Shamrock, Inc. and certain of its executive officers and employees amended and restated as of May 26, 1992	Quarterly Report on Form 10-Q of Diamond Shamrock, Inc. for the quarter ended June 30, 1992, Exhibit 19.2

10.32	Form of Excess benefit plan between Diamond Shamrock, Inc. and certain officers amended and restated as of December 1, 1992	Annual Report on Form 10-K of Diamond Shamrock, Inc. for the year ended December 31, 1992 (DS 1992 10-K), Exhibit 10.49

10.33	Form of Disability Benefit Agreement between Diamond Shamrock, Inc. and certain officers amended and restated as of January 1, 1993	DS 1992 10-K, Exhibit 10.50

Exhibit Number	Description	Incorporated by Reference to the Following Documents
10.34	Form of Deferred Compensation Plan between Diamond Shamrock, Inc. and certain directors, officers and other employees amended and restated as of January 1, 1993	DS 1992 10-K, Exhibit 10.51

10.35	Diamond Shamrock, Inc. Nonqualified 401(k) Plan	Registration Statement on Form S-8 of Diamond Shamrock, Inc. (File No.33-64645), Exhibit 4.1

10.36	Amendment to Diamond Shamrock, Inc. Supplemental Executive Retirement Plan, July 22, 1996	DS 1996 Form 10-Q

10.37	Amendment to Diamond Shamrock, Inc. Disability Benefit Agreement July 22, 1996	DS 1996 Form 10-Q

10.38	Amendment to Diamond Shamrock, Inc. Supplemental Death Benefit Agreement July 22, 1996	DS 1996 Form 10-Q

10.39	Amendment to Diamond Shamrock, Inc. Excess Benefits Plan July 22, 1996	DS 1996 Form 10-Q

10.40	Amendment to Diamond Shamrock, Inc. Long-Term Incentive Plan July 22, 1996	DS 1996 Form 10-Q

10.41	Credit Agreement dated July 23, 1997 in the amount of $700,000,000 between the Company, Morgan Guaranty Trust Company of New York and certain other banks	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 10.1

10.42	Credit Agreement dated December 19, 1996 in the amount of CND $200,000,000 between the Company, Canadian Ultramar Company, Canadian Imperial Bank of Commerce and certain other banks	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.50

10.43	Amendment No. 1 to Credit Agreement described in Exhibit 10.46	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.51

10.44	Amended and Restated Lease Agreement dated December 19, 1996 among Jamestown Funding L.P., Ultramar, Inc., Ultramar Energy, Inc., Diamond Shamrock Leasing, Inc., Diamond Shamrock Arizona, Inc. and Diamond Shamrock Refining and Marketing Company	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.52

Exhibit Number	Description	Incorporated by Reference to the Following Documents
10.45	Amended and Restated Ground Lease Agreement dated December 19, 1996 between Brazos River Leasing L.P. and Diamond Shamrock Refining and Marketing Company	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.53

10.46	Amended and Restated Facilities Lease Agreement dated December 19, 1996 between Brazos River Leasing, L.P. and Diamond Shamrock Refining and Marketing Company	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.54

10.47	Ultramar Diamond Shamrock Corporation 1996 Long-Term Incentive Plan	Registration Statement on Form S-4 (File No. 333-14807), Exhibit 10.2

10.48	Ultramar Diamond Shamrock Corporation Non-Employee Director Plan	Registration Statement on Form S-8 (No. 333-27697), Exhibit 4.1

10.49	Ultramar Diamond Shamrock Corporation Non-Employee Director Plan, as amended effective January 1, 2000	Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.56

10.50	Amendment No. 1 to Credit Agreement described in Exhibit 10.45 dated December 31, 1998	Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.60

10.51	Amending Agreement relating to Credit Agreement described in Exhibit 10.46 dated November 7, 1997	Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.61

10.52	Amendment No. 3 relating to Credit Agreement described in Exhibit 10.46 dated December 31, 1998	Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.62

10.53	Form of Employee Stock Purchase Loan Program Promissory Note between Ultramar Diamond Shamrock Corporation and certain of its executive officers and employees	Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.60

10.54	Ultramar Diamond Shamrock Corporation Employee Benefits Trust Agreement dated November 9, 1999	Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.61

10.55	Performance Support Agreement dated March 29, 1999 among Ultramar Diamond Shamrock Corporation, Asset Securitization Cooperative Corporation (ASCC) and Canadian Imperial Bank of Commerce (CIBC).	Quarterly Report on Form 10-Q for quarter ended March 31, 1999, Exhibit 10.1

10.56	Credit Card Receivables Purchase Agreement dated March 20, 1999 among Coyote Funding, L.L.C. (Coyote), Diamond Shamrock Refining and Marketing Company (DSRMC), ASCC, and CIBC.	Quarterly Report on Form 10-Q for quarter ended March 31, 1999, Exhibit 10.2

Exhibit Number	Description	Incorporated by Reference to the Following Documents
10.57	Trade Receivables Purchase Agreement dated March 29, 1999 among Coyote, DSRMC, ASCC, and CIBC	Quarterly Report on Form 10-Q for quarter ended March 31, 1999, Exhibit 10.3

10.58	Asset Purchase and Sale Agreement between Ultramar Diamond Shamrock Corporation and Tosco Corporation relating to the Golden Eagle Refinery	Current Report on Form 8-K/A dated August 31, 2000, Exhibit 2.1

10.59	Amendment No. 1 to Asset Purchase and Sale Agreement between Ultramar Diamond Shamrock Corporation and Tosco Corporation relating to the Golden Eagle Refinery	Current Report on Form 8-K/A dated August 31, 2000, Exhibit 2.2

10.60	Confirmation relating to share repurchase program dated February 8, 2001 between Ultramar Diamond Shamrock Corporation and D. P. Morgan Securities Inc. as agent for Morgan Guaranty Trust Company of New York, London Branch	+

10.61	Bridge Loan Agreement dated as of February 7, 2001 among Ultramar Diamond Shamrock Corporation, The Chase Manhattan Bank and Bank of America, N.A.	+

10.62	Stock Purchase Agreement dated as of February 7, 2001 among Ultramar Diamond Shamrock Corporation, TotalFinaElf, S.A. and Total Finance, S.A.	+

21	Subsidiaries	+

23.1	Consent of Arthur Andersen LLP	+

24.1	Power of Attorney of Officers and Directors	+

+	Filed herewith.

(1) Contains material for which confidential treatment has been granted pursuant to Rule 406 under the Securities Exchange Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This material has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of March 14, 2001.

ULTRAMAR DIAMOND SHAMROCK CORPORATION

By:	/s/ Jean R. Gaulin
Jean R. Gaulin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 14, 2001 by the following persons in the capacities indicated.

Signature	Title

/s/ Jean R. Gaulin
Jean R. Gaulin	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Robert S. Shapard
Robert S. Shapard	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*
Byron Allumbaugh	Director

*
E. Glenn Biggs	Director

*
William E. Bradford	Director

*
H. Fredrick Christie	Director

*
W. H. Clark	Director

*
Russel H. Herman	Director

*
Bob Marbut	Director

*
Katherine D. Ortega	Director

*
Madeleine Saint-Jacques	Director

*
C. Barry Schaefer	Director

*/s/ Todd Walker
Todd Walker	Attorney-in-Fact

