Form 10-Q
period 2001-03-31
ULTRAMAR DIAMOND SHAMROCK CORP
filed 2001-05-11
CIK 887207

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

                      For the quarter ended March 31, 2001


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

                                 Yes X No ____


As of April 30, 2001, 71,481,000 shares of Common Stock, $0.01 par value, were outstanding and the aggregate market value of such stock was $3,224,508,000.



================================================================================

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2001

                          TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 and
             December 31, 2000.............................................   3

         Consolidated Statements of Income
             for the Three Months Ended March 31, 2001 and 2000............   4

         Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2001 and 2000............   5

         Consolidated Statements of Comprehensive Income
             for the Three Months Ended March 31, 2001 and 2000............   5

         Notes to Consolidated Financial Statements........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  21

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  25

Item 4.  Submission of Matters to a Vote of Security Holders...............  26

Item 6.  Exhibits and Reports on Form 8-K..................................  27

         SIGNATURE.........................................................  28

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)
                                                                               March 31,         December 31,
                                                                                  2001               2000
                                                                                  ----               ----
                                                                              (unaudited)
                                  Assets
  Current assets:
     Cash and cash equivalents...........................................    $    191.4         $     197.1
     Accounts and notes receivable, net..................................         427.3               700.5
     Inventories.........................................................         771.4               808.8
     Prepaid expenses and other current assets...........................          42.8                29.3
     Deferred income taxes...............................................         114.7               117.6
                                                                                -------             -------
        Total current assets.............................................       1,547.6             1,853.3
                                                                                -------             -------

  Property, plant and equipment..........................................       5,141.2             5,136.0
  Less accumulated depreciation and amortization.........................      (1,544.8)           (1,501.7)
                                                                                -------             -------
     Property, plant and equipment, net..................................       3,596.4             3,634.3
  Other assets, net......................................................         500.3               500.8
                                                                                -------             -------
      Total assets.......................................................     $ 5,644.3           $ 5,988.4
                                                                                =======             =======

                      Liabilities and Stockholders' Equity
  Current liabilities:
     Notes payable and current portion of long-term debt.................     $     1.5            $    1.7
     Accounts payable....................................................         575.9               649.4
     Accrued liabilities.................................................         425.9               542.7
     Taxes other than income taxes.......................................         286.5               289.8
     Income taxes payable................................................          38.5                59.3
                                                                                -------             -------

        Total current liabilities........................................       1,328.3             1,542.9

  Long-term debt, less current portion...................................       1,917.8             1,659.8
  Other long-term liabilities............................................         366.1               366.3
  Deferred income taxes..................................................         429.9               394.1
  Commitments and contingencies

  Company obligated preferred stock of subsidiary........................         200.0               200.0

  Stockholders' equity:
     Common Stock, par value $0.01 per share:
       250,000,000 shares authorized, 71,144,000 and
       86,987,000 shares issued and outstanding as of
       March 31, 2001 and December 31, 2000..............................           0.9                 0.9
     Additional paid-in capital..........................................       1,521.0             1,516.9
     Treasury stock......................................................        (556.6)               (1.2)
     Grantor trust stock ownership program...............................         (69.3)              (95.8)
     Retained earnings...................................................         626.3               509.0
     Accumulated other comprehensive loss                                        (120.1)             (104.5)
                                                                                -------             -------
  ...............................
       Total stockholders' equity........................................       1,402.2             1,825.3
                                                                                -------             -------
       Total liabilities and stockholders' equity........................     $ 5,644.3           $ 5,988.4
                                                                                =======             =======

          See accompanying notes to consolidated financial statements.




                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            (unaudited, in millions, except share and per share data)

                                    .........
                                                                              Three Months Ended March 31,
                                                                                2001                 2000
                                                                                ----                 ----
     Sales and other revenues.......................................         $ 4,214.1            $ 3,645.4
                                                                               -------              -------

     Operating costs and expenses:
        Cost of products sold.......................................           2,784.3              2,467.1
        Operating expenses..........................................             338.2                231.7
        Selling, general and administrative expenses................              77.1                 74.6
        Taxes other than income taxes...............................             702.2                671.5
        Depreciation and amortization...............................              64.2                 62.1
        Gain on sale of property, plant and equipment...............              (6.4)                (0.7)
                                                                               -------              -------
           Total operating costs and expenses.......................           3,959.6              3,506.3
                                                                               -------              -------

     Operating income...............................................             254.5                139.1
       Interest income..............................................               2.1                  2.9
       Interest expense.............................................             (37.0)               (29.5)
       Equity income from joint ventures............................               0.8                  6.2
                                                                               -------              -------

     Income before income taxes and dividends of subsidiary.........             220.4                118.7
       Provision for income taxes...................................             (81.1)               (47.0)
       Dividends on preferred stock of subsidiary...................              (2.6)                (2.6)
                                                                               -------              -------
     Net income.....................................................         $   136.7            $    69.1
                                                                               =======              ========

     Net income per share:
        Basic.......................................................            $ 1.77               $ 0.80
        Diluted.....................................................            $ 1.73               $ 0.80

     Weighted average number of shares (in thousands):
        Basic.......................................................            77,440               86,713
        Diluted.....................................................            78,883               86,814

     Dividends per Common Share                                                $ 0.275              $ 0.275

          See accompanying notes to consolidated financial statements.



                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in millions)
                          ...........................
                          ...........................
                                                                              Three Months Ended March 31,
                                                                                2001                2000
                                                                                ----                ----
   Cash Flows from Operating Activities:
   Net income......................................................            $ 136.7           $    69.1
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
      Depreciation and amortization................................               64.2                62.1
      Gain on derivative instruments...............................               (4.9)                  -
      Provision for losses on receivables..........................                3.8                 3.2
      Equity income from joint ventures............................               (0.8)               (6.2)
      Gain on sale of property, plant and equipment................               (6.4)               (0.7)
      Deferred income tax provision................................               31.3                29.7
      Other, net...................................................                2.3                 0.9
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts and notes receivable.......              267.0              (220.6)
        Decrease (increase) in inventories.........................               56.6               (52.3)
        Increase in prepaid expenses and other current assets......               (1.9)               (2.0)
        Decrease in accounts payable and other current liabilities.             (200.0)              (25.4)
   Increase in other long-term assets..............................               (7.7)               (0.2)
   Increase (decrease) in other long-term liabilities..............                0.8                (5.6)
                                                                                ------              ------
          Net cash provided by (used in) operating activities......              341.0              (148.0)
                                                                                ------              ------

   Cash Flows from Investing Activities:
    Capital expenditures...........................................              (55.3)              (26.6)
    Deferred refinery maintenance turnaround costs.................               (4.1)               (8.7)
    Proceeds from sales of property, plant and equipment...........               20.1                 5.0
                                                                                ------              ------
      Net cash used in investing activities........................              (39.3)              (30.3)
                                                                                ------              ------

   Cash Flows from Financing Activities:
    Net change in commercial paper and working
       capital borrowings..........................................              322.6               207.2
    Repayment of long-term debt....................................              (75.4)               (2.2)
    Purchase of common shares......................................             (554.9)                  -
    Payment of cash dividends......................................              (19.5)              (23.9)
    Proceeds from exercise of stock options........................               24.2                   -
    Other, net.....................................................                0.1                 0.7
                                                                                ------              ------
      Net cash (used in) provided by financing activities..........             (302.9)              181.8
                                                                                ------              ------

   Effect of exchange rate changes on cash.........................               (4.5)                  -
                                                                                ------              ------

   Net (Decrease) Increase in Cash and Cash Equivalents............               (5.7)                3.5
   Cash and Cash Equivalents at Beginning of Period................              197.1                92.8
                                                                                ------              ------

   Cash and Cash Equivalents at End of Period......................            $ 191.4            $   96.3
                                                                                ======              ======

          See accompanying notes to consolidated financial statements.


                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in millions)

                               ..................
                                                                                 Three Months Ended March 31,
                                                                                    2001              2000
                                                                                    ----              ----
     Net income............................................................       $ 136.7            $ 69.1

     Other comprehensive income (loss):
        Foreign currency translation adjustment............................         (29.1)             (1.9)

        Derivative instruments adjustments, net of income tax expense:
          Cumulative effect of accounting change...........................          13.3                 -
          Change in fair value of derivative instruments...................           6.4                 -
          Reclassification adjustment for gains included in net income.....          (6.2)                -
                                                                                   ------              ----
                                                                                     13.5                 -
                                                                                   ------              ----

     Comprehensive income..................................................       $ 121.1            $ 67.2
                                                                                   ======              ====


          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)


NOTE 1: Basis of Presentation

We prepared these unaudited consolidated financial statements in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. We have included all normal and recurring adjustments considered necessary for a fair presentation. You should read these unaudited consolidated financial statements with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2000.

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Our results of operations may be affected by seasonal factors, such as the demand for gasoline during the summer driving season and heating oil during the winter season; or industry factors, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

Certain previously reported amounts have been reclassified to conform to the 2001 presentation.


NOTE 2: Accounting Change - Derivative Instruments and Hedging Activities

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and be measured at their fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The adoption of Statement No. 133, as amended, could increase volatility in our net income and other comprehensive income based on the level of derivative instruments utilized and the extent of our hedging activities which are subject to change from time to time based on our decision as to the appropriate strategies and our overall risk exposure levels.

Interest rate swap agreements are used to manage our exposure to interest rate risk on fixed-rate debt obligations. Under Statement No. 133, as amended, these interest rate swap agreements are designated and documented as fair value hedges of the related fixed-rate debt obligations.

Our operations utilize contracts that provide for the purchase of crude oil and other feedstocks and for the sale of refined products. Certain of these contracts meet the definition of a derivative instrument in accordance with Statement No. 133, as amended. We believe these contracts qualify for the normal purchases and normal sales exception under Statement No. 133, as amended, because they will be delivered in quantities expected to be used or sold over a reasonable period of time in the normal course of business. Accordingly, these contracts are designated as normal purchases and normal sales contracts and are not required to be recorded as derivative instruments under Statement No. 133, as amended.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Commodity futures contracts are used to procure a large portion of our crude oil requirements and to hedge our exposure to crude oil, refined product, and natural gas price volatility. Under Statement No. 133, as amended, these commodity futures contracts are not designated as hedging instruments.

Commodity price swaps are used to manage our exposure to price volatility related to forecasted purchases of crude oil, refined products and natural gas. Under Statement No. 133, as amended, certain commodity price swaps are designated and documented as cash flow hedges of forecasted purchases. Other commodity price swaps are not designated as hedging instruments.

Periodically, we enter into short-term foreign exchange and purchase contracts to manage our exposure to exchange rate fluctuations on the trade payables of our Canadian operations that are denominated in U.S. dollars. Under Statement No. 133, as amended, these contracts are not designated as hedging instruments.

The impact of adopting Statement No. 133, as amended, on January 1, 2001 was to record derivative assets of $25.6 million, derivative liabilities of $16.1 million and a cumulative effect adjustment to other comprehensive income of $13.3 million, net of taxes.

As of March 31, 2001, we had fair value hedge derivative assets of $10.9 million with an offsetting change in carrying value of $10.9 million to the related hedged items and cash flow hedge derivative assets of $22.1 million. We also had derivative assets of $9.4 million and derivative liabilities of $6.8 million for derivative instruments that are not designated as hedging instruments. Included in other comprehensive income (loss) at March 31, 2001 are $13.5 million of gains, which will be reclassified into earnings during June 2002 when the forecasted transactions impact earnings.

The above transactions are non-cash items which were excluded from the statement of cash flows for the three months ended March 31, 2001.


NOTE 3: Inventories

Inventories consisted of the following:


                                                                               March 31,       December 31,
                                                                                  2001             2000
                                                                                  ----             ----
                                                                                      (in millions)
    Crude oil and other feedstocks............................................   $ 297.8           $ 279.1
    Refined and other finished products and convenience store items...........     406.3             463.9
    Materials and supplies....................................................      67.3              65.8
                                                                                  ------            ------

         Total inventories....................................................   $ 771.4           $ 808.8
                                                                                   =====             =====


NOTE 4: Accounts Receivable Securitization

In March 1999, we arranged a $250.0 million revolving accounts receivable securitization facility. On March 1, 2001, the facility was increased $110.0 million to $360.0 million. On an ongoing basis, we sell eligible accounts receivable to Coyote Funding, L.L.C. (Coyote), a non-consolidated, wholly-owned subsidiary. Coyote sells a percentage ownership in these receivables, without recourse, to a third party cooperative corporation. Our retained interest in receivables sold to Coyote is included in notes receivable and is recorded at fair value. The fair value of our retained interest in these receivables approximates the eligible accounts receivable sold to Coyote less the outstanding balance of receivables sold to the third party cooperative cooperation.

The following table summarizes the cash flows related to this securitization facility:

                                                                        Three Months Ended March 31,
                                                                         2001                  2000
                                                                         ----                  ----
                                                                               (in millions)
       Proceeds from the sales of receivables.................      $     60.0           $        -
       Proceeds from collections under the facility...........         2,392.2                1,479.9


NOTE 5: Share Buyback Programs

On February 7, 2001, our Board of Directors approved a share buyback program to repurchase $750.0 million of our common stock. Purchases are being made from time to time using a combination of open market, direct and accelerated methods. As of March 31, 2001, we have purchased 17,050,109 shares of our common stock at a total cost of $554.9 million, including 7,050,109 shares at a price of $32.85 per share which were held by TotalFinaElf since our acquisition of Total Petroleum (North America) Ltd. in September 1997 and 10,000,000 shares at $32.33 per share under a forward purchase agreement. The forward purchase agreement will be settled on a net basis in shares based on the difference in the market price of our common stock at the time of settlement compared to the $32.33 share price on February 7, 2001.

In order to fund the share buyback program, we entered into a short-term bridge loan agreement on February 7, 2001 with two banks that have committed to lend us up to $750.0 million. The bridge loan matures on May 31, 2001. We expect to refinance the bridge loan with proceeds from existing credit facilities, commercial paper borrowings or borrowings under our universal shelf registration statement. Interest on the bridge loan is based on floating market rates tied to prime rates or Euro-Dollar rates. We will service the interest due on the bridge loan or other borrowings from a reduction in the annual dividend on our common stock, which was reduced from $1.10 per share to $0.50 per share. As of March 31, 2001, we had $494.9 million outstanding under the bridge loan.

On February 7, 2001, our Board of Directors also authorized an annual $100.0 million share buyback program beginning in the second half of 2001 upon completion of the $750.0 million buyback program. Upon the announcement of the planned merger between UDS and Valero Energy Corporation (see Note 10), the $100.0 million share buyback program was suspended; however, the remaining balance of the $750.0 million share buyback program will continue.


NOTE 6: Computation of Net Income Per Share

Basic net income per share is calculated as net income divided by the weighted average number of common shares outstanding. Diluted net income per share assumes, when dilutive, issuance of the net incremental shares from stock options, restricted shares and settlement of the forward purchase agreement. The following table reconciles the net income amounts and share numbers used in the computation of net income per share.




                                                                             Three Months Ended March 31,
                                                                               2001                2000
                                                                               ----                ----
                                                                     (in millions, except share and per share data)
      Basic Net Income Per Share:
      Weighted average common shares outstanding (in thousands)........        77,440              86,713
                                                                               ======              ======

      Net income applicable to Common Stock............................       $ 136.7              $ 69.1
                                                                                =====                ====

      Basic net income per share.......................................        $ 1.77              $ 0.80
                                                                                =====                ====

      Diluted Net Income Per Share:
      Weighted average common shares outstanding (in thousands)........        77,440              86,713

      Dilutive effect of settlement of
         the forward purchase agreement................................           651                   -
      Net effect of dilutive stock options based on the treasury
         stock method using the average market price...................           792                 101
                                                                                -----               -----

      Weighted average common equivalent shares........................        78,883              86,814
                                                                               ======              ======

      Net income.......................................................       $ 136.7              $ 69.1
                                                                                =====                ====

      Diluted net income per share.....................................        $ 1.73              $ 0.80
                                                                                 ====                ====


NOTE 7: Restructuring and Other Expenses

In June 1998, we adopted a three-year restructuring plan to reduce our retail cost structure by eliminating employee positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores. In addition, we restructured certain pipeline and terminal operations and support infrastructure resulting in the elimination of 62 positions. During the three months ended March 31, 2001, 2 convenience stores were sold or closed and no employees were terminated under the retail and pipeline and terminal restructuring plans. From June 1998 through December 2000, 280 convenience stores were sold or closed and 260 retail employees and 66 pipeline and terminal employees were terminated.

Changes in accrued restructuring costs for the quarter ended March 31, 2001 were as follows:

                                                Balance at                                     Balance at
                                             December 31, 2000           Payments            March 31, 2001
                                             -----------------           --------            --------------
                                                                       (in millions)

      Severance and related costs.......          $   2.7                 $ (0.1)                 $ 2.6
      Lease buyout costs................              3.9                    -                      3.9
      Fuel system removal costs.........              1.0                   (0.1)                   0.9
                                                      ---                    ---                    ---
                                                    $ 7.6                 $ (0.2)                 $ 7.4
                                                      ===                    ===                    ===

NOTE 8: Commitments and Contingencies

Our operations are subject to environmental laws and regulations adopted by various federal, state, and local governmental authorities in the jurisdictions in which we operate. Site restoration and environmental remediation and clean-up obligations are accrued either when known or when considered probable and reasonably estimable. Environmental exposures are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single year, we believe that such costs will not have a material adverse effect on our financial position.

There are various legal proceedings and claims pending against us which arise in the ordinary course of business. It is our management's opinion, based upon advice of legal counsel, that these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.


NOTE 9: Business Segments

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

Our reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. We evaluate performance based on operating income and EBITDA which is defined as operating income plus depreciation and amortization and equity income from joint ventures less gain on sale of property, plant and equipment. EBITDA is a measure used for internal analysis and in presentations to analysts, investors and lenders. The calculation of EBITDA is not based on United States' generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operating activities (which are determined in accordance with US GAAP). This measure may not be comparable to similarly titled measures used by other entities as other entities may not calculate EBITDA in the same manner as we do. Intersegment sales are generally derived from transactions made at prevailing market rates.


                                                                         Petrochemical/
                                                Refining      Retail          NGL           Corporate       Total
                                                --------      ------          ---           ---------       -----

                                                                   (in millions)
    Three months ended March 31, 2001:
       Sales and other revenues from
          external customers...............     $ 2,529.6    $ 1,645.6       $   38.9     $        -        $ 4,214.1
       Intersegment sales..................         800.0          -              -                -            800.0
       EBITDA..............................         305.7         35.9            1.5           (30.0)          313.1
       Depreciation and amortization.......          42.8         18.3            -               3.1            64.2
       Operating income (loss).............         269.0         17.9            0.7           (33.1)          254.5
       Total assets........................       4,062.3      1,223.7          109.8           248.5         5,644.3
       Total expenditures..................          41.9         15.8            -               1.7            59.4

                                                                         Petrochemical/
                                                Refining      Retail          NGL           Corporate       Total
                                                --------      ------          ---           ---------       -----
                                                                         (in millions)
    Three months ended March 31, 2000:
       Sales and other revenues from
          external customers...............     $ 2,062.2    $ 1,543.1    $      40.1     $        -        $ 3,645.4
       Intersegment sales..................         791.3          -              1.4           -               792.7
       EBITDA..............................         193.3         31.2            8.8         (26.6)            206.7
       Depreciation and amortization.......          42.0         17.3            0.1           2.7              62.1
       Operating income (loss).............         151.2         14.7            2.5         (29.3)            139.1
       Total assets........................       3,510.5      1,257.5          159.5         254.9           5,182.4
       Total expenditures..................          21.6          5.9            -             7.8              35.3


The following summarizes the reconciliation of reportable segment operating income to consolidated operating income:


                                                            Three Months Ended March 31,
                                                                  2001                 2000
                                                                  ----                 ----
                                                                         (in millions)

    Operating income:
      Total operating income for reportable segments...         $ 287.6              $ 168.4
      Corporate........................................           (33.1)               (29.3)
                                                                 ------                -----
         Consolidated operating income.................         $ 254.5              $ 139.1
                                                                  =====                =====


NOTE 10: Subsequent Events

Shamrock Logistics
In April 2001, Shamrock Logistics, L.P., our wholly-owned subsidiary, issued 5.2 million limited partnership units in an initial public offering at a price of $24.50 per unit. Proceeds from the offering totaled $113.1 million, net of offering expenses of $13.7 million. As a result of the initial public offering, we own approximately 76% of Shamrock Logistics' ownership equity. We used the proceeds from the initial public offering to pay down debt.

Shamrock Logistics and its wholly-owned subsidiary, Shamrock Logistics Operations, L.P., own and operate certain crude oil and refined product pipelines, crude oil storage facilities and refined product terminals in and around our Mid-Continent refineries. Under a pipeline and terminal usage agreement, we have agreed to utilize Shamrock Logistics' crude oil and refined product pipelines and refined product terminals for a period of seven years beginning April 1, 2001. In addition, under a service agreement, we have agreed to provide general and administrative services to Shamrock Logistics for an annual fee of $5.2 million and to provide various operating personnel and insurance coverage to Shamrock Logistics on a reimbursement of cost basis.

Dividend
On May 1, 2001, our Board of Directors declared a quarterly dividend of $0.125 per Common Share payable on June 6, 2001 to holders of record on May 18, 2001.

Agreement and Plan of Merger
On May 7, 2001, we announced that we had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, our shareholders will receive 1.228 shares of Valero common stock for approximately 50% of the outstanding shares of UDS common stock, and $55 per share in cash for the remaining 50%. The merger has been approved by the board of directors of both companies; however, closing of the transaction is subject to regulatory reviews and the approval of the shareholders of both companies. The merger is expected to close in the fourth quarter of 2001.

Valero Energy Corporation owns and operates six refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.0 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and, in California, through approximately 350 retail locations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

Ultramar Diamond Shamrock Corporation (UDS) is a leading independent refiner and retailer of high-quality refined products and convenience store merchandise in the central, southwest, and northeast regions of the United States and eastern Canada. We own and operate seven refineries and we market our products through over 4,500 convenience stores. In the northeast region of the United States and in eastern Canada, we sell home heating oil to approximately 250,000 households. Our refineries are geographically aggregated as follows:
o the Mid-Continent Refineries include the operations of the McKee, Three Rivers, Ardmore and Denver Refineries;
o the West Coast Refineries include the operations of the Wilmington and Golden Eagle Refineries; and
o the Quebec Refinery includes the operations of our refinery in Quebec, Canada.

Our operating results are affected by:
o company-specific factors, primarily our refinery utilization rates and refinery maintenance turnarounds;
o seasonal factors, such as the demand for gasoline during the summer driving season and heating oil during the winter season; and
o industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products, industry supply capacity and maintenance turnarounds.

 The effect of crude oil price changes on our operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes. As a result, our earnings have been volatile in the past and may be volatile in the future.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Summarized financial and operating data for the three months ended March 31, 2001 and 2000 are as follows (in millions):

Summarized Financial Data:
-------------------------
                                                Three Months Ended March 31,
                                                  2001                 2000
                                                  ----                 ----
Statement of Operations Data:
Sales and other revenues:
  Refining................................... $ 2,529.6             $ 2,062.2
  Retail.....................................   1,645.6               1,543.1
  Petrochemical/NGL..........................      38.9                  40.1
                                              ---------             ---------
     Total sales and other revenues.......... $ 4,214.1             $ 3,645.4
                                                =======               =======

Operating income:
  Refining...................................   $ 269.0               $ 151.2
  Retail.....................................      17.9                  14.7
  Petrochemical/NGL..........................       0.7                   2.5
  Corporate..................................     (33.1)                (29.3)
                                                  -----                 -----
     Total operating income..................     254.5                 139.1
Interest income..............................       2.1                   2.9
Interest expense.............................     (37.0)                (29.5)
Equity income from joint ventures............       0.8                   6.2
                                                -------               -------
  Income before income taxes and dividends        220.4                 118.7
    of subsidiary............................
Provision for income taxes...................     (81.1)                (47.0)
Dividends on preferred stock of subsidiary...      (2.6)                 (2.6)
                                                -------               -------
  Net income.................................   $ 136.7              $   69.1
                                                  =====                ======

Net income per share:
  Basic......................................    $ 1.77                $ 0.80
  Diluted....................................    $ 1.73                $ 0.80

                                                           March 31,
                                                   2001                 2000
                                                   ----                 ----
Balance Sheet Data:
Cash and cash equivalents....................    $ 191.4                $ 96.3
Working capital..............................      219.3                 442.3
Property, plant and equipment, net...........    3,596.4               3,008.8
Total assets.................................    5,644.3               5,182.4
Long-term debt, less current portion.........    1,917.8               1,532.0
Stockholders' equity.........................    1,402.2               1,537.0

Summarized Operating Data:
--------------------------

                                                    Three Months Ended March 31,
                                                       2001               2000
                                                       ----               ----
Refining:
   Mid-Continent Refineries:
        Throughput (barrels per day)................. 371,600           353,000
        Refinery gross profit margin ($/barrel)......  $ 5.24            $ 4.73
        Operating cost ($/barrel)....................  $ 2.74            $ 1.92

   West Coast Refineries:
        Throughput (barrels per day)................. 267,100           142,200
        Refinery gross profit margin ($/barrel)...... $ 10.22            $ 5.86
        Operating cost ($/barrel)....................  $ 4.07            $ 1.65

   Quebec Refinery:
        Throughput (barrels per day)................. 168,200           162,600
        Refinery gross profit margin ($/barrel)......  $ 4.99            $ 4.98
        Operating cost ($/barrel)....................  $ 0.80            $ 0.87

Retail:
   US:
        Fuel volume (barrels per day)................ 158,000           152,900
        Fuel margin (cents per gallon)...............    7.3              8.5
        Merchandise sales ($1,000/day)............... $ 2,691           $ 2,768
        Merchandise margin...........................   27.5%            28.2%

   Northeast:
        Fuel volume (barrels per day)................ 79,100             77,900
        Fuel margin (cents per gallon)...............   26.8              22.2
        Merchandise sales ($1,000/day)............... $ 1,944           $ 1,734
        Merchandise margin...........................   22.8%            20.3%



Overview

Net income for the quarter ended March 31, 2001 was $136.7 million as compared to $69.1 million for the quarter ended March 31, 2000. Net income per basic share for the first quarter of 2001 and 2000 was $1.77 per share and $0.80 per share, respectively. Net income per diluted share was $1.73 per share and $0.80 per share for 2001 and 2000, respectively.

Operating income includes gains on sales of property, plant and equipment of $6.4 million for the three months ended March 31, 2001 and $0.7 million for the three months ended March 31, 2000. In March 2001, we recognized a gain of $6.6 million ($4.2 million after tax) on the sale of our Oklahoma crude oil gathering operations.

Interest expense of $37.0 million in the first quarter of 2001 was $7.5 million higher than in the first quarter of 2000 due to higher average outstanding borrowings during the first quarter of 2001 as a result of the additional debt incurred in August 2000 to fund the acquisition of the Golden Eagle Refinery and the additional debt incurred to fund the $750.0 million share buyback program.

Equity income from joint ventures, which includes our 50% share of the net earnings of the Diamond-Koch petrochemical venture and the Skelly-Belvieu petrochemical pipeline venture, decreased in the first quarter of 2001 as compared to 2000 due to increasing natural gas costs and the resulting lower petrochemical margins experienced industry wide.

The consolidated income tax provisions for the first quarter of 2001 and 2000 were based upon our estimated effective income tax rates for the years ending December 31, 2001 and 2000 of 37%. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.

Refining

Sales and throughput for the refining segment increased 23% from 2000 to 2001 mainly due to the incremental operations from the Golden Eagle Refinery, which was acquired in August 2000. The Golden Eagle Refinery's operations for the quarter ended March 31, 2001 included throughput of 131,100 barrels per day, refining margin of $11.25 per barrel and operating costs of $4.81 per barrel. Excluding Golden Eagle Refinery's operations for the quarter, throughput increased 3% despite the refinery maintenance turnaround activity incurred during the quarter.

Higher than average refining gross profit margins at all of our refineries for the first quarter of 2001 compared to the same period in 2000 also contributed to the increased operating income for the refining segment. In particular, our West Coast Refineries benefited from improved crack spreads where the refining gross profit margin was $10.22 per barrel in 2001 compared to $5.86 per barrel in 2000.

Refining operating costs per barrel increased for our Mid-Continent and West Coast Refineries due to higher fuel gas and electricity costs which increased as a result of higher crude oil and natural gas prices.

In early March 2001, the No. 3 crude oil unit at the Golden Eagle Refinery was restarted. The crude oil unit will be able to process more crude oil, increase the production of California Air Resource Board (CARB) gasoline and diesel, and raise total throughput at the refinery to approximately 150,000 barrels per day.

Retail

Sales for the retail segment increased 7% from 2000 to 2001 due to the addition of 23 stores purchased from Valley Shamrock in September 2000 and higher retail pump prices. Operating income for the Retail segment increased 22% from 2000 to 2001 mainly from retail operations in the Northeast where declining transfer prices resulted in improved retail fuel margins and strong demand for heating oil increased fuel volumes.

US Retail operations continue to be pressured by volatile wholesale gasoline prices in 2001, which have squeezed retail fuel margins. In addition, the merchandise margin was negatively impacted by increases in wholesale cigarette prices which could not be fully passed on to customers.


Outlook

Our earnings depend largely on refining margins and retail fuel and merchandise margins. The petroleum refining and marketing industry has been and continues to be volatile and highly competitive. The cost of crude oil that we purchase and the price of refined products that we sell have fluctuated widely in the past. As a result of the historic volatility of refining and retail margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels.

Industry refining margins during the first quarter of 2001 continued to stay above historical averages due to colder winter weather, low refined product inventories, and scheduled refinery maintenance turnarounds. Distillate margins were stronger due to increased demand caused by the colder weather and increased use from power generation facilities. The increase in natural gas prices over the last six months has made distillate products an attractive alternative for power generation facilities that are able to switch fuel sources to create electricity. Gasoline margins remained above average for the quarter as refiners produced more distillates while rising consumer demand held gasoline inventory levels to five-year lows. In addition, the higher level of refinery maintenance turnarounds performed during this time of year resulted in lower refining capacity and lower overall throughput.

For the second quarter of 2001, gasoline margins are expected to be above average as gasoline inventories throughout the refining sector are at their lowest levels ever at the start of the second quarter combined with higher consumer demand for gasoline. In addition, various refinery outages on the West Coast and in the Mid-Continent areas have curtailed gasoline production during the typical inventory buildup period leading up to Memorial Day weekend, the official start of the summer driving season.

Natural gas prices continue to outpace last year's prices causing concern that rolling blackouts might be used in California during the peak summertime usage months. Our refineries in California have uninterruptible power agreements and therefore are not directly affected by these power interruptions. However, our cost for power is market-based, which has increased our West Coast operating costs. In addition, third party pipelines that distribute our refined products have been subject to blackouts. This could affect our ability to produce and transport refined products efficiently while California deals with its electricity shortage.


Capital Expenditures

The refining and retail marketing industry is a capital-intensive business. Significant capital requirements include expenditures to upgrade or enhance refinery operations to meet environmental regulations and maintain our competitive position, as well as to acquire, build and maintain broad-based retail networks. The capital requirements of our operations consist primarily of:
o maintenance expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and
o growth opportunity expenditures, such as those planned to expand and upgrade our retail business and to increase the capacity of certain refinery processing units and pipelines.

During the quarter ended March 31, 2001, capital expenditures totaled $55.3 million of which $16.3 million related to maintenance expenditures and $39.0 million related to growth opportunity expenditures. Approximately $8.4 million and $6.6 million of costs were incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the quarter ended March 31, 2001, $4.1 million was also incurred on refinery maintenance turnaround costs at the Wilmington, Three Rivers and McKee Refineries.

Growth opportunity expenditures during the three months ended March 31, 2001 included:
o $7.4 million for improvements on our CARB diesel unibon unit at the Wilmington Refinery to produce cleaner diesel fuel;
o $4.7 million to expand our Quebec Refinery from 167,000 barrels per day to 200,000 barrels per day;
o $4.3 million to restart the No. 3 crude oil unit at the Golden Eagle Refinery; and
o    $5.6 million to re-image various convenience stores.

We  continue  to   investigate   strategic   acquisitions   and  other  business
opportunities that will complement our current business activities.

We expect to fund our capital expenditures from cash provided by operations and, to the extent necessary, from the proceeds of borrowings under our bank credit facilities and our commercial paper program discussed below. In addition, depending upon our future needs and the cost and availability of various financing alternatives, we may seek additional debt or equity financing in the public or private markets.

Liquidity and Capital Resources

Financing
As of March 31, 2001, our cash and cash equivalents totaled $191.4 million. We currently have two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of March 31, 2001, we had borrowing capacity of approximately $626.2 million under our committed bank facilities and commercial paper program and approximately $591.2 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

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

In July 2000, we transferred most of the crude oil and refined product pipeline, terminalling, and storage assets that support the McKee, Three Rivers and Ardmore Refineries to Shamrock Logistics Operations, L.P., a newly formed wholly-owned subsidiary. In addition, we formed Shamrock Logistics, L.P., a wholly-owned subsidiary, which is the parent of Shamrock Logistics Operations, L.P. On April 10, 2001, we completed the initial public offering of 5.2 million limited partnership units of Shamrock Logistics, L.P at a price of $24.50 per unit. Proceeds from the offering totaled $113.1 million, net of offering expenses of $13.7 million. As a result of the initial public offering, we own approximately 76% of Shamrock Logistics' ownership equity. We used the proceeds from the initial public offering to pay down debt.

In March 1999, we established a revolving accounts receivable securitization facility which provides us with the ability to sell up to $250.0 million of accounts receivable on an ongoing basis. In connection with the securitization facility, we sell, on a revolving basis, an undivided interest in certain of our trade and credit card receivables. On March 1, 2001, the facility was increased $110.0 million to $360.0 million. In August 2000, we received $250.0 million of proceeds from the sale of accounts receivable which were used to partially fund the acquisition of Golden Eagle. At March 31, 2001 and December 31, 2000, the balance of receivables sold was $310.0 million and $250.0 million, respectively.

Equity
On February 7, 2001, our Board of Directors approved a share buyback program to repurchase $750.0 million of our common stock. Purchases are being made from time to time using a combination of open market, direct and accelerated methods. As of March 31, 2001, we have purchased 17,050,109 shares of our common stock at a total cost of $554.9 million, including 7,050,109 shares at a price of $32.85 per share held by TotalFinaElf since our acquisition of Total Petroleum (North America) Ltd. in September 1997 and 10,000,000 shares at $32.33 per share under a forward purchase agreement. The forward purchase agreement will be settled on a net basis in shares based on the difference in the market price of our common stock at the time of settlement compared to the $32.33 share price on February 7, 2001.

In order to fund the share buyback program, we entered into a short-term bridge loan agreement on February 7, 2001 with two banks that have committed to lend us up to $750.0 million. The bridge loan matures on May 31, 2001. We expect to refinance the bridge loan with proceeds from existing credit facilities, commercial paper borrowings or borrowings under our universal shelf registration statement. Interest on the bridge loan is based on floating market rates tied to prime rates or Euro-Dollar rates. We will service the interest due on the bridge loan or other borrowings from a reduction in the annual dividend on our common stock, which was reduced from $1.10 per share to $0.50 per share. As of March 31, 2001, we had $494.9 million outstanding under the bridge loan.

On February 7, 2001, our Board of Directors also authorized an annual $100.0 million share buyback program beginning in the second half of 2001 upon completion of the $750.0 million buyback program. Upon the announcement of the planned merger between UDS and Valero Energy Corporation, the $100.0 million share buyback program was suspended; however, the remaining balance of the $750.0 million share buyback program will continue.

Shareholders of record as of February 19, 2001 received a quarterly dividend of $0.275 per share. Shareholders of record after that date will receive a dividend of $0.125 per share at the time of the next quarterly dividend declaration, subject to Board approval.

On May 1, 2001, our Board of Directors declared a quarterly dividend of $0.125 per Common Share payable on June 6, 2001 to holders of record on May 18, 2001.

Agreement and Plan of Merger
On May 7, 2001, we announced that we had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, our shareholders will receive 1.228 shares of Valero common stock for approximately 50% of the outstanding shares of UDS common stock, and $55 per share in cash for the remaining 50%. The merger has been approved by the board of directors of both companies; however, closing of the transaction is subject to regulatory reviews and the approval of the shareholders of both companies. The merger is expected to close in the fourth quarter of 2001.

Valero Energy Corporation owns and operates six refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.0 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and, in California, through approximately 350 retail locations.


Cash Flows for the Three Months Ended March 31, 2001

During the first quarter ended March 31, 2001, our cash position decreased $5.7 million to $191.4 million. Net cash provided by operating activities was $341.0 million due to increased profitability and increased collection of receivables.

Net cash used in investing activities during the quarter ended March 31, 2001, totaled $39.3 million including:
o $55.3 million for capital expenditures (Golden Eagle Refinery's No. 3 crude oil unit and Wilmington's CARB diesel unit),
o $4.1 million for refinery maintenance turnaround costs (McKee, Three Rivers and Wilmington), and
o $20.0 million of proceeds primarily from the sale of our Oklahoma crude oil gathering operations.

Net cash used in financing activities during the quarter ended March 31, 2001, was $302.9 million which included increased short-term borrowings of $322.6 million, repayment of long-term debt of $75.3 million, cash dividends totaling $19.5 million, and common shares purchased of $554.9 million.


Cash Flows for the Three Months Ended March 31, 2000

During the first quarter ended March 31, 2000, our cash position increased $3.5 million to $96.3 million. Net cash used in operating activities was $148.0 million due to an increased investment in accounts and notes receivable of $220.6 million resulting primarily from higher product prices in the first quarter of 2000.

Net cash used in investing activities during the quarter ended March 31, 2000 totaled $30.3 million which included $26.6 million for capital expenditures and $8.7 million for refinery maintenance turnaround costs.

Net cash provided by financing activities during the quarter ended March 31, 2000, totaled $181.8 million. During the quarter ended March 31, 2000, our commercial paper and short-term borrowings increased $207.2 million to fund the higher investment in accounts and notes receivable explained above. The Company also paid cash dividends totaling $23.9 million during the first quarter of 2000.


Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. As our Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, our net equity at March 31, 2001, by $131.8 million. Although the Company expects the exchange rate to fluctuate during 2001, it cannot reasonably predict its future movement.

With the exception of our crude oil costs, which are U.S. dollar denominated, fluctuations in the Canadian dollar exchange rate will affect the U.S. dollar amount of revenues and related costs and expenses reported by the Canadian operations. The potential impact on the refining margin of fluctuating exchange rates together with U.S. dollar denominated crude oil costs is mitigated by our pricing policies, which generally pass on any change in the cost of crude oil. Retail margins, on the other hand, have been adversely affected by exchange rate fluctuations as competitive pressures have, from time to time, limited our ability to promptly pass on the increased costs to the ultimate consumer. We have considered various strategies to manage currency risk, and we hedge the Canadian currency risk when such hedging is considered economically appropriate.

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

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, established accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and be measured at their fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Effective January 1, 2001, we adopted Statement No. 133, as amended; the impact of adoption was not material to our consolidated financial position or results of operations. The adoption of Statement No. 133 could increase volatility in our net income and other comprehensive income as derivative instruments and the degree of hedge accounting is subject to change from time to time based on our decisions as to the appropriate strategies and our overall risk exposure levels.


Interest Rate Risk

We are subject to interest rate risk on our long-term fixed interest rate debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have maturities of less than three months. The carrying amount of our floating interest rate debt approximates fair value. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall and will decrease as interest rates rise. This exposure to interest rate risk is managed by obtaining debt that has a floating interest rate or using interest rate swaps to change fixed interest rate debt to floating interest rate debt. Generally, we maintain floating interest rate debt of between 40% and 50% of total debt. The Federal Reserve has cut interest rates four times during 2001 for a total of two percentage points in order to keep inflation and recession barometers in-check. As a result of the Federal Reserve's interest rate cuts, the fair value of our fixed rate debt has increased.

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

At March 31, 2001, the carrying value and fair value of our interest rate swaps was $10.9 million and the carrying amount of our fixed interest rate debt hedged by those interest rate swaps increased by the same amount in accordance with Statement No. 133. At December 31, 2000, the fair value of our interest rate swaps was $1.8 million and the carrying value of those interest rate swaps was $0, as we were not required at that time to record the fair value of the interest rate swaps.

                                                                 March 31, 2001
                                                           Expected Maturity Dates
                                                                                         There-                   Fair
                                    2001      2002        2003      2004      2005       After       Total       Value
                                    ----      ----        ----      ----      ----       -----       -----       -----
                                                            (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................    $ 1.5     $ 280.7    $ 28.8    $ 0.5     $ 204.2    $ 713.5    $ 1,229.2    $ 1,229.8
     Average interest rate......      7.5%        8.6%      8.2%     7.7%        7.9%       7.5%         7.8%     N/A
   Floating rate................    $   -     $ 690.1    $    -    $   -     $     -    $     -    $   690.1    $   690.1
     Average interest rate......        -  %      6.1%        -%       -%          -%         -%         6.1%     N/A

Interest Rate Swaps:
   Notional amount..............   $   -      $ 200.0   $   -     $   -      $ 150.0    $ 100.0      $ 450.0
     Average pay rate...........      5.0%        4.5%      5.4%     5.8%        6.0%       6.8%         6.0%
     Average receive rate.......      6.4%        6.4%      6.6%     6.6%        6.6%       6.9%         6.7%




                                                                      December 31, 2000
                                                          Expected Maturity Dates
                                                                                         There-                   Fair
                                    2001      2002        2003      2004      2005       After       Total       Value
                                    ----      ----        ----      ----      ----       -----       -----       -----
                                                            (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................    $ 1.7     $ 351.3    $ 28.8    $ 0.6     $ 196.5    $ 714.8    $ 1,293.7    $ 1,306.2
     Average interest rate......      7.4%        8.8%      8.2%     7.7%        7.9%       7.5%         7.9%     N/A
   Floating rate................   $   -      $ 367.8    $   -     $  -      $    -     $    -     $   367.8    $   367.8
     Average interest rate......       -  %       7.8%       - %      - %         - %        - %         7.8%     N/A

Interest Rate Swaps:
   Notional amount..............   $   -      $ 200.0   $   -     $   -      $ 150.0    $ 100.0      $ 450.0
     Average pay rate...........      5.5%        5.1%      5.5%     5.7%        5.9%       6.5%         6.0%
     Average receive rate.......      6.4%        6.4%      6.6%     6.6%        6.6%       6.9%         6.7%



Foreign Currency Risk

Periodically, we enter into short-term foreign exchange and purchase contracts to manage our exposure to exchange rate fluctuations on the trade payables of our Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At March 31, 2001, we had a foreign exchange price swap for $3.0 million of U.S. dollars. Our exposure to market risk is minimal on this contract as it matured on April 2, 2001.

We generally do not hedge for the effects of foreign exchange rate fluctuations on the translation of our foreign results of operations or financial position.


Commodity Price Risk

We are subject to the market risk associated with changes in market prices of our crude oil, refined products and natural gas; however, such changes in values are generally offset by changes in the sales price of our refined products. Our risk management policy allows us to use commodity futures contracts to procure a large portion of our crude oil requirements and to hedge our exposure to crude oil, refined product and natural gas price volatility. In addition, we use commodity price swaps to manage our exposure to price volatility related to forecasted purchases of crude oil, refined products and natural gas.

The information below reflects our commodity futures contracts and price swaps that are sensitive to changes in crude oil, refined product or natural gas commodity prices. The tables present the notional amounts in barrels for crude oil and refined product or MMBTU for natural gas, the weighted average contract prices and the total contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of barrels of crude oil or refined products or MMBTU of natural gas to be exchanged under the contracts. The fair value of commodity futures contracts is based on quoted market prices. The fair value of commodity price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur. At March 31, 2001, the carrying amount is stated at fair value.




                                                                      March 31, 2001
                                                                                                  Weighted
                                                 Carrying Amount        Contract     Contract      Average
                                                Asset      Liability     Amount       Volumes       Price
                                                -----      ---------     ------       -------       -----
                                                      (in millions, except weighted average price)

Procurement:
Futures contracts - long:
  2001 (crude oil and refined products)......   $  0.1        $ 1.6        $ 80.7          3.0      $ 27.25
  2001 (natural gas).........................      -            0.1           0.6          0.1         5.89

Futures contracts - short:
  2001 (crude oil and refined products)......      3.0          3.0         152.0          4.8        31.61

Price swaps - long:
  2001 (crude oil and refined products)..          0.1          -             8.0          0.3        25.40
  2001 (natural gas).........................      2.3          0.5          16.0          4.1         3.87
  2002 (crude oil and refined products)......     22.1          -           140.0          6.4        22.00
  2002 (natural gas).........................      0.8          0.6           6.5          1.6         4.06

Price swaps - short:
  2001 (crude oil and refined products)..          1.1          -            21.4          0.9        25.15
  2001 (natural gas).........................      1.1          -            16.6          4.1         4.04
  2002 (natural gas).........................      0.8          -             5.8          1.6         3.64

Options - short:
  2001 (natural gas).........................      -            0.9           -            0.5         1.76



                                                                         December 31, 2000
                                               Carrying       Fair Value                                  Weighted
                                                Amount          Amount       Contract      Contract       Average
                                              Gain (Loss)    Gain (Loss)      Amount        Volumes        Price
                                              -----------    -----------      ------        -------        -----
                                                          (in millions, except weighted average price)

Procurement:
Futures contracts - long:
  2001 (crude oil and refined products)......   $ (8.3)         $ (9.5)        $ 321.7         11.6        $ 27.64
  2001 (natural gas).........................      -               1.2            13.5          1.5           8.97

Futures contracts - short:
  2001 (crude oil and refined products)......      5.4            16.4           361.5         16.0          22.64

Price swaps - long:
  2001 (crude oil and refined products)..          -              (0.6)            7.5          0.3          24.37
  2002 (crude oil and refined products)......      -              11.6           140.0          6.4          22.00

Price swaps - short:
  2001 (crude oil and refined products)..          -              (0.1)           10.9          0.4          23.68

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

EPA Region V v. Total Petroleum, Inc. (Alma Refinery) This EPA Region V enforcement action against our Alma Refinery commenced in September 1997 in the form of Administrative Findings of Violations, a Notice of Violations, and Table of Violations, all of which have been amended to include additional items. The allegations include violations of the Clean Air Act (CAA) relating to fugitive emissions leak detection and monitoring, quantifying and reporting emissions and improper inspection procedures on regulated tankage. Other allegations include violations of Resource Conservation and Recovery Act (RCRA) relating to maintenance of wastewater ponds, improper storage of hazardous waste, mischaracterization of wastes, improper labeling of wastes and improper disposal of wastes. In December 1999, we permanently closed the Alma Refinery upon completion of the sale of our Michigan retail, pipeline and terminal operations. In April 2000, we settled the enforcement action, which requires us to fund $9.9 million of specific environmental and economic development projects and to pay penalties of $4.0 million. A Consent Decree reflecting the settlement was entered by the Federal District Court on March 27, 2001. The settlement amounts are fully accrued as of March 31, 2001.

EPA Region VI v. Diamond Shamrock Refining Company, L.P. (McKee Refinery and Three Rivers Refinery) On September 15, 1998, we were notified by the Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA), that it was ready to bring a Federal court action for CAA and RCRA violations allegedly committed at the McKee and the Three Rivers Refineries and for Clean Water Act (CWA) violations allegedly committed at the Three Rivers Refinery. These alleged violations were categorized as failure to implement and maintain proper records and reports with respect to the facilities' leak detection and repair programs under the CAA, failure to operate the facilities in a manner consistent with good air pollution control prevention for minimizing emissions, failure to comply with effluent limitations and reporting requirements under a CWA permit as well as to properly operate and maintain Three Rivers' wastewater system in accordance with the CWA permit conditions, and discharging pollutants without a permit. We have entered into an agreement in principal with the Department of Justice to settle this matter. We expect a Consent Decree reflecting the settlement to be filed in the second quarter of 2001. We do not anticipate that the final settlement will exceed $2.0 million.

EPA Region VI vs. Diamond Shamrock Refining and Marketing Company (Albuquerque, New Mexico Products Terminal). On April 1, 1998, EPA Region VI inspected our Albuquerque, New Mexico products terminal for compliance with regulations under the CAA including provisions of the City of Albuquerque Environmental Health Department, Air Pollution Control Division, Air Quality Permit #500. As a result of such inspection, on December 30, 1998, EPA Region VI issued us a Notice of Violation ("NOV") under the CAA alleging that we failed to abide by certain fuel loading procedures, inspection and leak detection requirements, record keeping provisions, annual throughput limitations on certain fixed roof tanks and floating roof tanks, and an annual VOC emission limitation. In September 2000, we were notified that EPA had referred the enforcement to DOJ. On March 7, 2001, the DOJ served its "Notice of Claims of the United States under the Clean Air Act against Diamond Shamrock Refining and Marketing Company" for the alleged air permit violations at the Albuquerque Terminal. We will immediately commence negotiations with the DOJ.

EPA Region VIII vs. Ultramar Diamond Shamrock Corporation (Certain Underground Storage Tank Systems in Colorado and Wyoming). In March and May, 2000, EPA Region VIII and Colorado and Wyoming regulators inspected certain of our retail facilities with underground storage tanks for compliance with Federal, Colorado and Wyoming rules and regulations governing the operation, inspection, maintenance, anti-corrosion, testing, and leak detection programs for such facilities. We received RCRA Requests for Information with respect to the Colorado and Wyoming inspections. We responded to both requests, and a subsequent request for further information. On April 3, 2001 we received an Administrative Complaint from the EPA seeking penalties of $188,000 as a result of such inspection alleging various violations and non-compliance issues arising for the most part prior to October 1999. We will immediately commence settlement negotiations with the EPA.

Item 4.  Submission Of Matters To A Vote Of Security Holders

Our 2001 Annual Meeting of Stockholders was held on May 1, 2001 in San Antonio, Texas. At the meeting, our stockholders elected three directors to serve three-year terms expiring in 2004, approved the amendments to our Long-Term Incentive Plan, and ratified the appointment of Arthur Andersen LLP to serve as independent accountants for UDS and its subsidiaries for 2001.

The following tables summarize the number of votes cast for, against or withheld, and number of abstentions as to each matter:

                              Election of Directors

               Name                        For                        Withhold

 E. Glenn Biggs                        57,922,761                     1,575,392
 W.E. "Bill" Bradford                  57,924,683                     1,573,470
 C. Barry Schaefer                     57,926,570                     1,571,583


        Approval of Amendments to the Company's Long-Term Incentive Plan

      For                             Against                           Abstain

   38,853,248                       15,395,196                          113,591


         Ratification of Arthur Andersen LLP as Independent Accountants

      For                            Against                            Abstain

   57,397,415                       2,014,633                            41,106

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

4.1 Fourth Amendment to Rights Agreement dated May 6, 2001 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-27699 on Form S-8 filed May 11, 2001).

10.1 Credit Agreement (the "Shamrock Logistics Credit Agreement") dated as of December 15, 2000 among Shamrock Logistics Operations, L.P., The Chase Manhattan Bank, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-43668 on Form S-1 filed by Shamrock Logistics, L.P. (Shamrock Logistics S-1)).

10.2 First Amendment to the Shamrock Logistics Credit Agreement dated as of February 23, 2001 (incorporated by reference to Exhibit 10.10 to the Shamrock Logistics S-1).

10.3 Form of Pipelines and Terminals Usage Agreement between the Company and certain of its affiliates (incorporated by reference to Exhibit
          10.6 to the Shamrock Logistics S-1).

10.4 Form of Omnibus Agreement between the Company and certain of its affiliates (incorporated by reference to Exhibit 10.7 to the Shamrock Logistics S-1).

10.5 Form of Services Agreement between the Company and certain of its affiliates (incorporated by reference to Exhibit 10.8 to the Shamrock Logistics S-1).

10.6 Form of Contribution Agreement among certain affiliates of the Company (incorporated by reference to Exhibit 10.2 to the Shamrock Logistics S-1).

10.7      First Amendment to Employment  Agreement  between the Company and Jean
          R. Gaulin dated as of May 1, 2001.

10.8 Agreement and Plan of Merger dated May 6, 2001 between the Company and Valero Energy Corporation (incorporated by reference to the Company's Report on Form 8-K dated May 6, 2001).


(b)       Reports on Form 8-K

          Current Report on Form 8-K dated May 6, 2001 was filed on May 10, 2001
          relating  to  the  planned   merger  of  Ultramar   Diamond   Shamrock
          Corporation and Valero Energy Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ULTRAMAR DIAMOND SHAMROCK CORPORATION


By:         /s/ Robert S. Shapard
         --------------------------------
         ROBERT S. SHAPARD
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         May 14, 2001