Form 10-Q
period 2001-06-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 2001-08-14
CIK 887207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                         Commission File Number 1-11154
                         ------------------------------

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION

              Incorporated under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 13-3663331

                            6000 North Loop 1604 West
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000

                        --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No ____

As of July 31, 2001, 73,286,000 shares of Common Stock, $0.01 par value, were outstanding and the aggregate market value of such stock was $3,462,742,000.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

                         PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 2001 and
                December 31, 2000......................................    3

           Consolidated Statements of Income for the Three and
                Six Months Ended June 30, 2001 and 2000................    4

           Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2001 and 2000...........................    5

           Consolidated Statements of Comprehensive Income for the
                Six Months Ended June 30, 2001 and 2000................    6

           Notes to Consolidated Financial Statements..................    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations..............................   15

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  26


                           PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings............................................  30

  Item 6.  Exhibits and Reports on Form 8-K.............................  30

           SIGNATURE....................................................  31

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)
                                                                                        June 30,        December 31,
                                                                                          2001              2000
                                                                                          ----              ----
                                                                                       (unaudited)
                                       Assets
Current assets:
   Cash and cash equivalents....................................................      $   299.6        $   197.1
   Accounts and notes receivable, net...........................................          496.1            700.5
   Inventories..................................................................          807.8            808.8
   Prepaid expenses and other current assets....................................           79.7             29.3
   Deferred income taxes........................................................          116.9            117.6
                                                                                      ---------        ---------
      Total current assets......................................................        1,800.1          1,853.3
                                                                                      ---------        ---------

Property, plant and equipment...................................................        5,257.7          5,136.0
Less accumulated depreciation and amortization..................................      $(1,608.5)       $(1,501.7)
                                                                                      ---------        ---------
   Property, plant and equipment, net...........................................        3,649.2          3,634.3
Other assets, net...............................................................          623.8            500.8
                                                                                      ---------        ---------
    Total assets................................................................      $ 6,073.1        $ 5,988.4
                                                                                      =========        =========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable and current portion of long-term debt..........................      $     1.3     $        1.7
   Accounts payable.............................................................          488.6            649.4
   Accrued liabilities..........................................................          714.3            542.7
   Taxes other than income taxes................................................          316.3            289.8
   Income taxes payable.........................................................           51.6             59.3
                                                                                      ---------        ---------
      Total current liabilities.................................................        1,572.1          1,542.9

Long-term debt, less current portion............................................        1,686.1          1,659.8
Other long-term liabilities.....................................................          362.3            366.3
Deferred income taxes...........................................................          523.2            394.1
Minority interest in consolidated subsidiary....................................          114.3              -
Commitments and contingencies

Company obligated preferred stock of subsidiary.................................          200.0            200.0

Stockholders' equity:
   Common Stock, par value $0.01 per share:
     250,000,000 shares authorized, 72,686,000 and 86,987,000 shares
    issued and outstanding as of June 30, 2001 and December 31, 2000............            0.8              0.9
   Additional paid-in capital...................................................          938.4          1,516.9
   Treasury stock...............................................................          (86.2)            (1.2)
   Grantor trust stock ownership program........................................          (28.9)           (95.8)
   Retained earnings............................................................          883.7            509.0
   Accumulated other comprehensive loss ........................................          (92.7)          (104.5)
                                                                                      ---------        ---------
     Total stockholders' equity.................................................        1,615.1          1,825.3
                                                                                      ---------        ---------
     Total liabilities and stockholders' equity.................................      $ 6,073.1        $ 5,988.4
                                                                                      =========        =========

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            (unaudited, in millions, except share and per share data)

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                     June 30,
                                                                          --------                     --------
                                                                    2001          2000            2001           2000
                                                                    ----          ----            ----           ----
Sales and other revenues .......................................  $5,105.6      $4,009.5        $9,319.7       $7,654.9
                                                                  --------      --------        --------       --------
Operating costs and expenses:
   Cost of products sold .......................................   3,426.8       2,712.4         6,211.1        5,179.5
   Operating expenses ..........................................     321.7         239.8           659.9          471.5
   Selling, general and administrative expenses ................      85.8          68.9           162.9          143.5
   Taxes other than income taxes ...............................     743.4         690.5         1,445.6        1,362.0
   Depreciation and amortization ...............................      65.8          60.4           130.0          122.5

  Restructuring and other expenses, net ........................      (2.5)          0.8            (8.9)           0.1
                                                                  --------      --------        --------       --------
      Total operating costs and expenses .......................   4,641.0       3,772.8         8,600.6        7,279.1
                                                                  --------      --------        --------       --------

Operating income ...............................................     464.6         236.7           719.1          375.8
  Interest income ..............................................       2.4           3.3             4.5            6.2
  Interest expense .............................................     (32.1)        (32.0)          (69.1)         (61.5)
  Equity income from joint ventures ............................       1.9           6.1             2.7           12.3
  Minority interest in net income of consolidated subsidiary ...      (2.4)         (2.4)                           --
                                                                  --------      ---------       --------       --------

Income before income taxes and dividends of subsidiary .........     434.4         214.1           654.8          332.8
  Provision for income taxes ...................................    (165.4)        (83.1)         (246.5)        (130.1)
  Dividends on preferred stock of subsidiary ...................      (2.6)         (2.5)           (5.2)          (5.1)
                                                                  --------      --------        --------       --------
Net income .....................................................  $  266.4      $  128.5        $  403.1       $  197.6
                                                                  ========      ========        ========       ========

Net income per share:
   Basic .......................................................  $   3.72      $   1.48        $   5.41       $   2.28
   Diluted .....................................................  $   3.63      $   1.47        $   5.31       $   2.27

Weighted average number of shares (in thousands):
   Basic .......................................................    71,619        86,767          74,514         86,741
   Diluted .....................................................    73,410        87,024          75,891         86,894

Dividends per Common Share .....................................  $  0.125      $  0.275        $  0.400$         0.550

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in millions)
                                                                                          Six Months Ended June 30,
                                                                                              2001            2000
                                                                                              ----            ----
   Cash Flows from Operating Activities:
   net income......................................................................         $ 403.1         $ 197.6
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
      Depreciation and amortization................................................           130.0           122.5
      Gain on derivative instruments...............................................            (5.4)              -
      Provision for losses on receivables..........................................             6.9             5.6
      Gain on sale of property, plant and equipment................................            (3.8)           (5.1)
      Write-down of property, plant and equipment and goodwill.....................               -             5.2
      Equity income from joint ventures............................................            (2.7)          (12.3)
      Minority interest in net income of consolidated subsidiary...................             2.4               -
      Deferred income tax provision................................................           119.7            49.8
      Other, net...................................................................             6.8             2.3
      Changes in operating assets and liabilities:

        Decrease (increase) in accounts and notes receivable.......................           200.2          (180.5)
        Decrease (increase) in inventories.........................................            27.2           (91.5)
        Increase in prepaid expenses and other current assets......................           (11.9)          (12.4)
        Increase (decrease) in accounts payable and other current liabilities......          (105.2)           52.1
   Increase in other long-term assets..............................................            (6.8)           (4.4)
   Decrease in other long-term liabilities.........................................            (7.0)          (10.9)
                                                                                            -------         -------
          Net cash provided by operating activities................................           753.5           118.0
                                                                                            -------         -------

   Cash Flows from Investing Activities:
    Capital expenditures...........................................................          (142.0)          (53.0)
    Acquisition of refining operations.............................................            (5.8)              -
    Deferred refinery maintenance turnaround costs.................................            (9.8)          (14.2)
    Proceeds from sales of property, plant and equipment...........................            22.5            16.8
                                                                                            -------         -------
      Net cash used in investing activities........................................          (135.1)          (50.4)
                                                                                            -------         -------

   Cash Flows from Financing Activities:

    Net change in commercial paper and working capital borrowings..................            93.0            14.0
    Repayment of long-term debt....................................................           (75.8)           (3.4)
    Purchase of common shares......................................................          (681.2)              -
    Payment of cash dividends......................................................           (28.5)          (47.8)
    Proceeds from sale of minority interest in consolidated subsidiary.............           111.9               -
    Proceeds from exercise of stock options........................................            63.9             1.5
    Proceeds from sale of common shares............................................               -              0.2
                                                                                            -------         --------

      Net cash used in financing activities........................................          (516.7)          (35.5)
                                                                                            -------         -------

   Effect of exchange rate changes on cash.........................................             0.8            (0.7)
                                                                                            -------         -------

   Net Increase in Cash and Cash Equivalents.......................................           102.5            31.4
   Cash and Cash Equivalents at Beginning of Period................................           197.1            92.8
                                                                                            -------         -------
   Cash and Cash Equivalents at End of Period......................................         $ 299.6         $ 124.2
                                                                                            =======         =======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in millions)

                                                                     Three Months Ended               Six Months Ended
                                                                             June 30,                      June 30,
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----
Net income............................................................  $266.4         $128.5        $403.1         $197.6

Other comprehensive income (loss):
   Foreign currency translation adjustment............................    24.0          (11.1)         (5.1)         (13.0)

   Derivative instruments adjustments, net of income tax expense:
     Cumulative effect of accounting change...........................       -              -          13.3             -
     Change in fair value of derivative instruments...................     3.4              -           9.8             -
     Reclassification adjustment for gains
       included in net income.........................................       -              -          (6.2)             -
                                                                        ------         ------        ------         ------
         Net derivative instruments adjustments.......................     3.4              -          16.9              -
                                                                        ------         ------        ------         ------

Comprehensive income..................................................  $293.8         $117.4        $414.9         $184.6
                                                                        ======         ======        ======         ======

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)


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

Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Our results of operations may be affected by seasonal factors, such as the demand for gasoline during the summer driving season and heating oil during the winter season; or industry factors, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity and refinery maintenance turnarounds.

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

The impact of adopting Statement No. 133, as amended, on January 1, 2001 was to record derivative assets of $25.6 million, derivative liabilities of $16.1 million and a cumulative effect adjustment to other comprehensive income of $13.3 million, net of income taxes.

As of June 30, 2001, we had fair value hedge derivative assets and liabilities of $11.8 million and $3.2 million with an offsetting change in carrying value of $8.6 million to the related hedged items and cash flow hedge derivative assets of $27.3 million. We also had derivative assets of $11.1 million and derivative liabilities of $6.0 million for derivative instruments that are not designated as hedging instruments. Included in other comprehensive income at June 30, 2001 are $16.9 million of gains, which will be reclassified into income during June 2002 when the forecasted transactions impact income.

The above transactions are non-cash items which were excluded from the statement of cash flows for the six months ended June 30, 2001.

NOTE 3: Inventories

Inventories consisted of the following:

                                                                                June 30,       December 31,
                                                                                  2001             2000
                                                                                  ----             ----
                                                                                      (in millions)
    Crude oil and other feedstocks............................................  $317.1            $279.1
    Refined and other finished products and convenience store items...........   420.8             463.9
    Materials and supplies....................................................    69.9              65.8
                                                                                ------            ------

         Total inventories....................................................  $807.8            $808.8
                                                                                ======            ======

NOTE 4: Accounts Receivable Securitization
In March 1999, we arranged a $250.0 million revolving accounts receivable securitization facility. On March 1, 2001, the facility was increased $110.0 million to $360.0 million. On an ongoing basis, we sell eligible accounts receivable to Coyote Funding, L.L.C. (Coyote), a non-consolidated, wholly-owned subsidiary. Coyote sells a percentage ownership in these receivables, without recourse, to a third party cooperative corporation. Our retained interest in receivables sold to Coyote is included in notes receivable and is recorded at fair value. The fair value of our retained interest in these receivables approximates the eligible accounts receivable sold to Coyote less the outstanding balance of receivables sold to the third party cooperative corporation.

The following table summarizes the cash flows related to this securitization facility:

                                                       Six Months Ended June 30,
                                                        2001            2000
                                                        ----            ----
                                                             (in millions)

 Proceeds from the sales of receivables............    $   60.0       $   50.0
 Proceeds from collections under the facility......     4,878.2        3,305.1

NOTE 5: Minority Interest in Consolidated Subsidiary

On April 16, 2001, Shamrock Logistics, L.P., a previously wholly-owned subsidiary, issued 5.2 million limited partnership units in an initial public offering at a price of $24.50 per unit. Proceeds from the offering totaled $111.9 million, net of offering expenses of $14.9 million and were used to pay down debt. As a result of the initial public offering, we now own approximately 74% of Shamrock Logistics' ownership equity.

Shamrock Logistics is included as a subsidiary in our consolidated financial statements. The minority interest in consolidated subsidiary on the consolidated balance sheet represents the minority shareholders' investment in Shamrock Logistics plus their share of the net income of Shamrock Logistics since the initial public offering on April 16, 2001. Minority interest in net income of consolidated subsidiary in the consolidated statement of income represents the minority shareholders' share of the net income of Shamrock Logistics.

On July 19, 2001, Shamrock Logistics declared a quarterly partnership cash distribution of $0.5011 per unit payable August 14, 2001 to unitholders of record on August 1, 2001.

NOTE 6: Share Buyback Program

On February 7, 2001, our Board of Directors approved a share buyback program to repurchase $750.0 million of our common stock. As of June 30, 2001, we had purchased 17,050,109 shares of our common stock at a total cost of $681.2 million, including 7,050,109 shares at a price of $32.85 per share which were held by TotalFinaElf since our acquisition of Total Petroleum (North America) Ltd. in September 1997. In conjunction with the share buyback program, we entered into an agreement to repurchase 10,000,000 shares under an accelerated program with a financial institution at an initial cost of $323.3 million. In May 2001, we settled the accelerated stock buyback program with an additional payment of $126.3 million as a result of the increase in our common stock price.

In order to fund the share buyback program, we entered into a short-term bridge loan agreement on February 7, 2001 with two banks that committed to lend us up to $750.0 million. Borrowings under the short-term bridge loan totaled $554.9 million. In May 2001, we paid off the outstanding balance of the bridge loan with proceeds received from commercial paper borrowings and available cash.

NOTE 7: Computation of Net Income Per Share

Basic net income per share is calculated as net income divided by the weighted average number of common shares outstanding. Diluted net income per share assumes, when dilutive, issuance of the net incremental shares from stock options and restricted shares. The following table reconciles the net income amounts and share numbers used in the computation of net income per share.

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                        --------                  --------
                                                                   2001         2000           2001          2000
                                                                   ----         ----           ----          ----
                                                                  (in millions, except share and per share data)
Basic Net Income Per Share:
Weighted average common shares outstanding
    (in thousands)...............................................   71,619       86,767        74,514        86,741
                                                                   =======      =======       =======       =======

Net income applicable to Common Stock............................  $ 266.4      $ 128.5       $ 403.1       $ 197.6
                                                                   =======      =======       =======       =======

Basic net income per share.......................................  $  3.72      $  1.48       $  5.41       $  2.28
                                                                   =======      =======       =======       =======

Diluted Net Income Per Share:
Weighted average common shares outstanding
    (in thousands)...............................................   71,619       86,767        74,514        86,741

Net effect of dilutive stock options based on the treasury
   stock method using the average market price...................    1,791          257         1,377           153
                                                                   -------      -------       -------       -------

Weighted average common equivalent shares........................   73,410       87,024        75,891        86,894
                                                                   =======      =======       =======       =======

Net income.......................................................  $ 266.4      $ 128.5       $ 403.1       $ 197.6
                                                                   =======      =======       =======       =======

Diluted net income per share.....................................  $  3.63      $  1.47       $  5.31       $  2.27
                                                                   =======      =======       =======       =======

NOTE 8: Restructuring and Other Expenses

Restructuring and other expenses consisted of the following:

                                                                   Three Months Ended     Six Months Ended June 30,
                                                                        June 30,
                                                                   2001         2000         2001          2000
                                                                   ----         ----         ----          ----
                                                                                   (in millions)
  ........Loss (gain) on sale of property, plant and equipment    $ 2.6         $(4.4)      $(3.8)        $(5.1)
  Write-down of property, plant and equipment
    and goodwill..............................................        -           5.2           -           5.2
  ............................Restructuring reserve reductions     (5.1)                     (5.1)            -
                                                                   ----         -----       ----          -----

                                                                                    -
                                                                                -----

       Restructuring and other expenses, net..................    $(2.5)        $ 0.8       $(8.9)        $ 0.1
                                                                  =====         =====       =====         =====

In June 1998, we adopted a three-year restructuring plan to reduce our retail cost structure by eliminating employee positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores. In addition, we restructured certain pipeline and terminal operations and support infrastructure resulting in the elimination of 62 positions. During the six months ended June 30, 2001, 6 convenience stores were sold or closed and 10 employees were terminated under the retail and pipeline and terminal restructuring plans. From June 1998 through December 2000, 280 convenience stores were sold or closed and 260 retail employees and 66 pipeline and terminal employees were terminated.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective June 30, 2001, the three-year restructuring program was completed and the balance of the various restructuring reserves was credited into income. The remaining 18 under-performing convenience stores, which have not been sold, are in the process of being disposed of and management does not anticipate incurring additional expenses related to the disposal of these stores.

Changes in accrued restructuring costs for the six months ended June 30, 2001 were as follows:

                                               Balance at                        Reserve        Balance at
                                            December 31, 2000     Payments      Reductions     June 30, 2001
                                            -----------------     --------      ----------     -------------
                                                                     (in millions)
      Severance and related costs.......           $2.7            $(0.1)         $(2.6)           $   -
      Lease buyout costs................            3.9             (2.0)          (1.9)               -
      Fuel system removal costs.........            1.0             (0.4)          (0.6)               -
                                                    ---              ---          ------           -----
                                                   $7.6            $(2.5)         $(5.1)           $   -
                                                    ===              ===          ======           =====

NOTE 9: Commitments and Contingencies
Our operations are subject to environmental laws and regulations adopted by various federal, state, and local governmental authorities in the jurisdictions in which we operate. Site restoration and environmental remediation and clean-up obligations are accrued either when known or when considered probable and reasonably estimable. Environmental exposures are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single year, we believe that such costs will not have a material adverse effect on our financial position.

There are various legal proceedings and claims pending against us which arise in the ordinary course of business. It is our management's opinion, based upon advice of legal counsel, that these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.

NOTE 10: Business Segments

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

                                                                         Petrochemical/
                                                Refining      Retail          NGL           Corporate       Total
                                                --------      ------          ---           ---------       -----
                                                                         (in millions)
    Three months ended June 30, 2001:
       Sales and other revenues from
          external customers...............     $3,292.7     $1,778.5        $  34.4          $  -         $5,105.6
       Intersegment sales..................        873.1          -              -               -            873.1
       EBITDA..............................        511.9         60.5            2.3           (39.8)         534.9
       Depreciation and amortization.......         44.3         18.5            -               3.0           65.8
       Operating income (loss).............        467.3         39.7            0.4           (42.8)         464.6
       Total capital expenditures..........         77.8         16.5            -               3.9           98.2

    Three months ended June 30, 2000:
       Sales and other revenues from
          external customers...............      2,316.0      1,653.8           39.7             -          4,009.5
       Intersegment sales..................        830.9          -              -               -            830.9
       EBITDA..............................        276.0         46.7            5.4           (24.1)         304.0
       Depreciation and amortization.......         40.3         17.1            0.2             2.8           60.4
       Operating income (loss).............        230.0         34.7           (1.0)          (27.0)         236.7
       Total capital expenditures..........         19.7         11.0            -               1.2           31.9

    Six months ended June 30, 2001:
       Sales and other revenues from
          external customers...............      5,822.3      3,424.1           73.3             -          9,319.7
       Intersegment sales..................      1,673.1          -              -               -          1,673.1
       EBITDA..............................        817.6         96.4            3.8           (69.8)         848.0
       Depreciation and amortization.......         87.1         36.8            -               6.1          130.0
       Operating income (loss).............        736.3         57.6            1.1           (75.9)         719.1
       Total assets........................      4,419.2      1,230.8          111.4           311.7        6,073.1
       Total capital expenditures..........        119.7         32.3            -               5.6          157.6

    Six months ended June 30, 2000:
       Sales and other revenues from
          external customers...............      4,377.9      3,197.2           79.8             -          7,654.9
       Intersegment sales..................      1,622.2          -              1.4             -          1,623.6
       EBITDA..............................        469.3         77.9           14.2           (50.7)         510.7
       Depreciation and amortization.......         82.3         34.4            0.3             5.5          122.5
       Operating income (loss).............        381.2         49.4            1.5           (56.3)         375.8
       Total assets........................      3,492.9      1,216.7          115.4           337.8        5,162.8
       Total capital expenditures..........         41.3         16.9            -               9.0           67.2

The following summarizes the reconciliation of reportable segment operating income to consolidated operating income:

                                                          Three Months Ended June    Six Months Ended
                                                                    30,                      June 30,
                                                                    ---                      --------
                                                             2001          2000          2001         2000
                                                             ----          ----          ----         ----
                                                                             (in millions)
    Operating income:

      Total operating income for reportable segments...     $  507.4       $  263.7      $  795.0     $  432.1
      Corporate........................................        (42.8)         (27.0)        (75.9)       (56.3)
                                                            --------       ------        --------     --------

         Consolidated operating income.................     $  464.6       $  236.7      $  719.1     $  375.8
                                                            ========       ========      ========     ========

Sales and other revenues from external customers for our principal products were as follows:

                                                             Three Months Ended          Six Months Ended
                                                                  June 30,                   June 30,
                                                                  --------                   --------
                                                              2001           2000          2001         2000
                                                              ----           ----          ----         ----
                                                                             (in millions)
    Refining:
      Gasoline and blendstocks.........................     $2,074.2       $1,155.1      $3,301.6     $2,094.3
      Distillates (diesel, jet fuel, heating oil, etc.)        871.9          883.5       1,880.8      1,738.2
      Petrochemicals...................................        112.7          116.9         246.3        277.3
      Asphalt and lubes................................        194.1          127.8         322.6        193.4
      Other............................................         39.8           32.7          71.0         74.7
    Retail:
      Fuel sales (gasoline and diesel).................      1,349.8        1,255.9       2,551.1      2,392.3
      Merchandise sales................................        384.7          324.9         740.0        625.9
      Home heating oil.................................         44.0           73.0         133.0        179.0
    Petrochemical......................................         34.4           39.7          73.3         79.8
                                                            --------       --------      --------     --------
         Total sales and other revenues from
            external customers.........................     $5,105.6       $4,009.5      $9,319.7     $7,654.9
                                                            ========       ========      ========     ========

NOTE 11: Agreement and Plan of Merger

On May 7, 2001, we announced that we had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive, for each share of UDS common stock they hold, at their election, cash, Valero common stock or a combination of cash and Valero common stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero common stock (based on the average Valero common stock price over a ten trading-day period ending three days prior to closing). The merger has been approved by the board of directors of both companies; however, closing of the transaction is subject to regulatory reviews and the approval of the shareholders of both companies. The merger is expected to close in the fourth quarter of 2001.
Valero Energy Corporation owns and operates seven refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.1 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and, in California, through approximately 350 retail locations.

NOTE 12: Subsequent Events

On July 9, 2001, the Three Rivers Refinery sustained a fire in the plant's alkylation unit. The refinery, which normally operates at 95,000 barrels per day, had been shut down since the fire occurred and resumed operations during the first week of August 2001. The alkylation unit should resume production by mid-September 2001. Contingency plans have been implemented to insure that our customers' needs are supplied during the shutdown. Damage to the alkylation unit is not expected to exceed $10.0 million after consideration of property and liability insurance coverage.

On August 1, 2001, our Board of Directors declared a quarterly dividend of $0.125 per Common Share payable on September 5, 2001 to holders of record on August 17, 2001.

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

o the West Coast Refineries include the operations of the Wilmington and Golden Eagle Refineries;and

o the Quebec Refinery includes the operations of our refinery in Quebec, Canada.

Our operating results are affected by:

o company-specific factors, primarily our refinery utilization rates and refinery maintenance turnarounds;

o seasonal factors, such as the demand for gasoline during the summer driving season and heating oil during the winter season; and

o industry factors, such as movements in and the level of crude oil prices, the demand for and prices of refined products, industry supply capacity, refinery maintenance turnarounds and availability of refined product pipeline capacity.

The effect of crude oil price changes on our operating results is determined, in part, by the rate at which refined product prices adjust to reflect such changes. As a result, our earnings have been volatile in the past and may be volatile in the future.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Summarized financial and operating data for the three months ended June 30, 2001 and 2000 are as follows:

Summarized Financial Data:

                                                                                  Three Months Ended June 30,
                                                                                    2001               2000
                                                                                    ----               ----
                                                                              (in millions, except per share data)
      Statement of Operations Data:
      Sales and other revenues:
        Refining...........................................................       $3,292.7           $2,316.0
        Retail.............................................................        1,778.5            1,653.8
        Petrochemical/NGL..................................................           34.4               39.7
                                                                                  --------           --------
           Total sales and other revenues..................................       $5,105.6           $4,009.5
                                                                                  ========           ========

      Operating income (loss):
        Refining...........................................................       $  467.3           $  230.0
        Retail.............................................................           39.7               34.7
        Petrochemical/NGL..................................................            0.4               (1.0)
        Corporate..........................................................          (42.8)             (27.0)
                                                                                  --------           --------

           Total operating income..........................................          464.6              236.7
      Interest income......................................................            2.4                3.3
      Interest expense.....................................................          (32.1)             (32.0)
      Equity income from joint ventures....................................            1.9                6.1
      Minority interest in net income of consolidated subsidiary...........           (2.4)                -
                                                                                  --------           --------

        Income before income taxes and dividends of subsidiary.............          434.4              214.1
      Provision for income taxes...........................................         (165.4)             (83.1)
      Dividends on preferred stock of subsidiary...........................           (2.6)              (2.5)
                                                                                  --------           --------
        Net income.........................................................       $  266.4           $  128.5
                                                                                  ========           ========

      Net income per share:
        Basic..............................................................       $   3.72           $   1.48
        Diluted............................................................       $   3.63           $   1.47


                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                                    ----                ----
                                                                                         (in millions)

      Balance Sheet Data:
      Cash and cash equivalents............................................       $  299.6           $  197.1
      Working capital......................................................          228.0              310.4
      Property, plant and equipment, net...................................        3,649.2            3,634.3
      Total assets.........................................................        6,073.1            5,988.4
      Long-term debt, less current portion.................................        1,686.1            1,659.8
      Total stockholders' equity...........................................        1,615.1            1,825.3

Summarized Operating Data:
--------------------------
                                                                                 Three Months Ended June 30,
                                                                                   2001               2000
                                                                                   ----               ----
     Refining:
        Mid-Continent Refineries:
             Throughput (barrels per day).................................        372,800            375,200
             Refinery gross profit margin ($/barrel)......................        $ 10.01            $  8.51
             Operating cost ($/barrel)....................................        $  2.37            $  1.87

        West Coast Refineries:
             Throughput (barrels per day).................................        294,000            143,300
             Refinery gross profit margin ($/barrel)......................        $ 11.04            $  2.49
             Operating cost ($/barrel)....................................        $  3.29            $  1.64

        Quebec Refinery:
             Throughput (barrels per day).................................        160,400            161,400
             Refinery gross profit margin ($/barrel)......................        $  2.88            $  4.73
             Operating cost ($/barrel)....................................        $  0.82            $  0.81

     Retail:
        US:
             Fuel volume (barrels per day)................................        160,000            162,800
             Fuel margin (cents per gallon)...............................           11.3               11.6
             Merchandise sales ($1,000/day)...............................        $ 3,136            $ 3,130
             Merchandise margin...........................................           27.0%              27.3%

        Northeast:
             Fuel volume (barrels per day)................................         69,600             67,900
             Fuel margin (cents per gallon)...............................           25.4               20.0
             Merchandise sales ($1,000/day)...............................        $   232            $   200
             Merchandise margin...........................................           22.7%              21.2%

Overview

Net income for the quarter ended June 30, 2001 was $266.4 million as compared to $128.5 million for the quarter ended June 30, 2000. Net income per basic share for the second quarter of 2001 and 2000 was $3.72 per share and $1.48 per share, respectively. Net income per diluted share was $3.63 per share and $1.47 per share for 2001 and 2000, respectively. Net income per share increased from the second quarter of 2000 to the second quarter of 2001 due to higher refining margins and the addition of the Golden Eagle Refinery combined with a decrease in the outstanding shares of our common stock as a result of shares we purchased under our share buyback program which was approved in February 2001.

Despite the higher average outstanding debt balance during 2001, interest expense for the second quarter of 2001 remained comparable to the second quarter of 2000 due to:

o an increase in capitalized interest expense as a result of higher levels of construction in progress at various refineries during 2001; and

o higher differentials received on our interest rate swap agreements and lower interest expense on our floating rate debt due to lower interest rates during 2001.

Equity income from joint ventures continued to be lower in the second quarter of 2001 compared to 2000 due to higher natural gas costs and the resulting lower petrochemical margins experienced industry wide.

On April 16, 2001, Shamrock Logistics, L.P. successfully completed its initial public offering. As a result of the offering, we now own approximately 74% of Shamrock Logistics' ownership equity. Minority interest in net income of consolidated subsidiary of $2.4 million represents the minority shareholders' share of Shamrock Logistics' net income for the period from April 16, 2001 to June 30, 2001.
The consolidated income tax provisions for the second quarter of 2001 and 2000 were based upon our estimated effective income tax rates for the years ending December 31, 2001 and 2000 of 38% and 39%, respectively. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.

Refining

Throughput for the refining segment increased 22% from the second quarter of 2000 to the second quarter of 2001 mainly due to the addition of the Golden Eagle Refinery operations, which were acquired in August 2000. In early March 2001, the No. 3 crude oil unit at the Golden Eagle Refinery was restarted which increased the refinery's capability to process more crude oil and increased the production of California Air Resource Board (CARB) gasoline and diesel. Throughput at the Golden Eagle Refinery increased from 131,100 barrels per day during the first quarter of 2001 to 153,700 barrels per day during the second quarter of 2001. The Golden Eagle Refinery's refinery gross profit margin for the quarter ended June 30, 2001 was $11.25 per barrel and operating costs were $4.81 per barrel.
Higher than average refinery gross profit margins continued at our Mid-Continent and West Coast Refineries for the second quarter of 2001 compared to the same period in 2000 which contributed to increased operating income for the refining segment. In particular, our West Coast Refineries continued to benefit from improved crack spreads where the refining gross profit margin was $11.04 per barrel in 2001 compared to $2.49 per barrel in 2000. In 2000, the West Coast Refineries' low refinery gross profit margin was the result of processing lower margin blendstocks and feedstocks at the Wilmington Refinery. The refinery gross profit margin at our Quebec Refinery in the second quarter of 2001 was negatively impacted by declining crack spreads and low wholesale gasoline prices as a result of imports to the East Coast of the United States and Canada. Refining operating costs per barrel increased for our Mid-Continent and West Coast Refineries due to higher fuel, gas and electricity costs which increased as a result of higher crude oil and natural gas prices.

Retail

Sales for the retail segment increased 8% from 2000 to 2001 due to the 23 stores purchased from Valley Shamrock in September 2000 and higher retail pump prices. Operating income for the retail segment increased 14% from 2000 to 2001 mainly from retail operations in the Northeast where declining transfer prices continued to result in higher retail fuel margins for our motorist and home heating oil businesses.

US Retail operations continue to be impacted by higher wholesale gasoline prices in 2001, while retail pump prices have increased only marginally. Late in the second quarter of 2001, wholesale gasoline prices fell along with refining crack spreads resulting in improved retail fuel margins in the month of June 2001. In addition, the merchandise margin was negatively impacted by increases in wholesale cigarette prices which were not fully passed on to customers.

Corporate

Higher incentive compensation accruals as a result of improved profitability combined with increased legal fees and IT maintenance expenses resulted in higher selling, general and administrative expenses and negatively impacted the corporate segment for the second quarter of 2001. The corporate segment for the second quarter of 2000 included an $18.7 million recovery for environmental insurance claims which was partially offset by $14.0 million of one-time expense accruals for litigation, SAP system training, and other charges.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Summarized financial and operating data for the six months ended June 30, 2001 and 2000 are as follows:

Summarized Financial Data:
-------------------------

                                                                                   Six Months Ended June 30,
                                                                                    2001               2000
                                                                                    ----               ----
                                                                              (in millions, except per share data)
      Statement of Operations Data:
      Sales and other revenues:
        Refining...........................................................        $5,822.3           $4,377.9
        Retail.............................................................         3,424.1            3,197.2
        Petrochemical/NGL..................................................            73.3               79.8
                                                                                   --------           --------
           Total sales and other revenues..................................        $9,319.7           $7,654.9
                                                                                   ========           ========

      Operating income (loss):
        Refining...........................................................        $  736.3           $  381.2
        Retail.............................................................            57.6               49.4
        Petrochemical/NGL..................................................             1.1                1.5
        Corporate..........................................................           (75.9)             (56.3)
                                                                                   --------           --------

           Total operating income..........................................           719.1              375.8
      Interest income......................................................             4.5                6.2
      Interest expense.....................................................           (69.1)             (61.5)
      Equity income from joint ventures....................................             2.7               12.3
      Minority interest in net income of consolidated subsidiary...........            (2.4)                -
                                                                                   --------           -------

        Income before income taxes and dividends of subsidiary.............           654.8              332.8
      Provision for income taxes...........................................          (246.5)            (130.1)
      Dividends on preferred stock of subsidiary...........................            (5.2)              (5.1)
                                                                                   --------           --------
        Net income.........................................................        $  403.1           $  197.6
                                                                                   ========           ========

      Net income per share:
        Basic..............................................................        $   5.41           $   2.28
        Diluted............................................................        $   5.31           $   2.27

Summarized Operating Data:
--------------------------
                                                                                  Six Months Ended June 30,
                                                                                   2001               2000
                                                                                   ----               ----
     Refining:
        Mid-Continent Refineries:
             Throughput (barrels per day).................................        372,200            364,100
             Refinery gross profit margin ($/barrel)......................       $   7.64           $   6.68
             Operating cost ($/barrel)....................................       $   2.55           $   1.89

        West Coast Refineries:
             Throughput (barrels per day).................................        280,600            142,700
             Refinery gross profit margin ($/barrel)......................       $  10.65           $   4.17
             Operating cost ($/barrel)....................................       $   3.66           $   1.64

        Quebec Refinery:
             Throughput (barrels per day).................................        164,300            162,000
             Refinery gross profit margin ($/barrel)......................       $   3.95           $   4.86
             Operating cost ($/barrel)....................................       $   0.81           $   0.84

     Retail:
        US:
             Fuel volume (barrels per day)................................        159,000            157,900
             Fuel margin (cents per gallon)...............................            9.3               10.1
             Merchandise sales ($1,000/day)...............................       $  2,915           $ 2,949
             Merchandise margin...........................................          27.2%              27.7%

        Northeast:
             Fuel volume (barrels per day)................................         74,300             72,900
             Fuel margin (cents per gallon)...............................           26.1               21.2
             Merchandise sales ($1,000/day)...............................       $    214           $    187
             Merchandise margin...........................................          22.7%              20.7%

Overview

Net income for the six months ended June 30, 2001 was $403.1 million as compared to $197.6 million for the six months ended June 30, 2000. Net income per diluted share was $5.31 per share and $2.27 per share for 2001 and 2000, respectively. Net income per share increased from 2000 to 2001 due to our higher operating income in the refining segment for the six months ended June 30, 2001 coupled with a decrease in our outstanding shares of common stock as a result of shares we purchased under our share buyback program which was approved in February 2001.

Interest expense of $69.1 million in the first six months of 2001 was $7.6 million higher than in the first six months of 2000 due to higher average outstanding borrowings during 2001. Additional debt was incurred in August 2000 to fund the acquisition of the Golden Eagle Refinery and in February 2001 to fund the $750.0 million share buyback program approved by the Board of Directors.

Equity income from joint ventures continues to remain lower for the six months ended June 30, 2001 as compared to the same period in 2000 due to high natural gas costs and the resulting lower petrochemical margins experienced industry wide.

On April 16, 2001, Shamrock Logistics, L.P. successfully completed its initial public offering. As a result of the offering, we now own approximately 74% of Shamrock Logistics' ownership equity. Minority interest in net income of consolidated subsidiary of $2.4 million represents the minority shareholders' share of Shamrock Logistics' net income for the period from April 16, 2001 to June 30, 2001.

The consolidated income tax provisions for the six months ended June 30, 2001 and 2000 were based upon our estimated effective income tax rates for the years ending December 31, 2001 and 2000 of 38% and 39%. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.

Refining
Throughput for the first six months of 2001 for the refining segment increased 22% from the same period in 2000 mainly due to the addition of the Golden Eagle Refinery operations, which were acquired in August 2000. In early March 2001, the No. 3 crude oil unit at the Golden Eagle Refinery was restarted which increased the refinery's capability to process more crude oil and increase the production of California Air Resource Board (CARB) gasoline and diesel. The Golden Eagle Refinery's operations for the six months ended June 30, 2001 included throughput of 142,500 barrels per day, refinery gross profit margin of $12.19 per barrel and operating costs of $5.21 per barrel.

Higher refinery gross profit margins at our Mid-Continent and West Coast Refineries for the first six months of 2001 compared to the same period in 2000 contributed to the increased operating income for the refining segment. In particular, our West Coast Refineries continued to benefit from improved crack spreads where the refining gross profit margin was $10.65 per barrel in 2001 compared to $4.17 per barrel in 2000. The refinery gross profit margin at our Quebec Refinery finished the first quarter of 2001 on a comparable basis with 2000; however, throughout the second quarter of 2001, crack spreads in the Northeast declined steadily as imports of refined products to the East Coast grew faster than demand.

Refining operating costs per barrel increased for our Mid-Continent and West Coast Refineries due to higher fuel, gas and electricity costs which increased as a result of higher crude oil and natural gas prices.

Retail

Sales for the retail segment increased 7% for the first six months of 2001 as compared to the first six months of 2000 due to the addition of 23 stores purchased from Valley Shamrock in September 2000 and higher retail pump prices. Operating income year to date for the retail segment increased 17% from 2000 to 2001 mainly from retail operations in the Northeast where declining transfer prices resulted in improved retail fuel margins for the home heating oil, motorist and cardlock businesses.

US Retail operations continue to be pressured by volatile wholesale gasoline prices in 2001, which continue to squeeze the retail fuel margins. In addition, the merchandise margin was negatively impacted by increases in wholesale cigarette prices which were not fully passed on to customers.

Corporate

Higher incentive compensation accruals as a result of improved profitability combined with increased legal fees and IT maintenance expenses resulted in higher selling, general and administrative expenses and negatively impacted the corporate segment for the six months ended June 30, 2001. The corporate segment for the six months ended June 30, 2000 included an $18.7 million recovery for environmental insurance claims which was partially offset by $14.0 million of one-time expense accruals for litigation, SAP system training, and other charges.

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

The second quarter of 2001 was the strongest quarter ever as industry refining margins were at or near all time highs in most of our refining regions. Seasonally higher demand for gasoline combined with very low refined product inventories pushed gasoline margins to higher levels than seen in the first quarter of 2001. The increase in margins resulted in refiners, both domestic and foreign, increasing production as refinery utilization rates were over 95% through most of the second quarter. Imports of refined products were nearly 20% above average as foreign refiners shipped more gasoline to the United States to take advantage of the higher margins. In June, the effect of increased domestic production and foreign imports coupled with flat consumer demand for refined products resulted in a sharp decline in refining crack spreads. The second quarter ended with gasoline margins at their lowest levels of the year as refined product inventories built rapidly. Distillate margins remained above average throughout the second quarter as lower than average inventory and slightly higher demand kept the distillate market stable. Retail margins were under pressure at the beginning of the second quarter but benefited from the dramatic drop in spot gasoline prices during June 2001. The second quarter of 2001 ended with retail margins at their highest levels of the year and demand improving at our retail stations in response to the lower year-over-year prices.

Looking ahead to the third quarter of 2001, declining inventory levels and improved consumer demand have caused gasoline margins to improve from their previous lows but they remain below average for this time of year. Distillate margins are stable, as demand remains higher than the seasonal average. Natural gas prices have fallen dramatically from the levels seen during the second quarter of 2001, which has reduced operating costs at our Mid-Continent and West Coast Refineries. We believe our retail margins in the second half of 2001 will outpace our results for the first six months of 2001.

On July 9, 2001, the Three Rivers Refinery sustained a fire in the plant's alkylation unit. The refinery, which normally operates at 95,000 barrels per day, had been shut down since the fire occurred and resumed operations during the first week of August 2001. The alkylation unit should resume production by mid-September 2001. Contingency plans have been implemented to insure that our customers' needs are supplied during the shutdown. Damage to the alkylation unit is not expected to exceed $10.0 million after consideration of property and liability insurance coverage.

Capital Expenditures

The refining and retail marketing industry is a capital-intensive business. Significant capital requirements include expenditures to upgrade or enhance refinery operations to meet environmental regulations and maintain our competitive position, as well as to acquire, build and maintain broad-based retail networks. The capital requirements of our operations consist primarily of:

o maintenance expenditures, such as those required to maintain equipment re-liability and safety and to address environmental regulations; and

o growth opportunity expenditures, such as those planned to expand and upgrade our retail business and to increase the capacity of certain refinery processing units and pipelines.

During the six months ended June 30, 2001, capital expenditures totaled $147.8 million of which $44.4 million related to maintenance expenditures and $103.4 million related to growth opportunity expenditures. Approximately $26.0 million and $14.9 million of costs were incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the six months ended June 30, 2001, $9.8 million was also incurred for refinery maintenance turnarounds.

Growth opportunity expenditures during the six months ended June 30, 2001 included:

o $15.0 million to reestablish the delivery of crude oil shipments at the Amorco Wharf at the Golden Eagle Refinery; o $13.4 million for improvements on our CARB diesel unibon unit at the Wilmington Refinery to produce cleaner diesel fuel;

o $12.5 million to expand our Quebec Refinery from 167,000 barrels per day to 200,000 barrels per day;

o  $8.3 million to re-image various convenience stores;

o $7.3 million to restart the No. 2 reformer at the Golden Eagle Refinery in order to increase throughput;

o  $5.8 million to acquire pipeline gathering systems; and,

o  $5.2  million  to  restart  the  No.  3  crude  oil  unit at the Golden Eagle
   Refinery.

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

Liquidity and Capital Resources

Financing

As of June 30, 2001, our cash and cash equivalents totaled $299.6 million. We currently have two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

As of June 30, 2001, we had borrowing capacity of approximately $391.0 million under our committed bank facilities and commercial paper program and approximately $161.0 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

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

On April 16, 2001, Shamrock Logistics, L.P., a previously wholly-owned subsidiary, issued 5.2 million limited partnership units in an initial public offering at a price of $24.50 per unit. Proceeds from the offering totaled $111.9 million, net of offering expenses of $14.9 million. We used the proceeds from the initial public offering to pay down debt.

In December 2000, Shamrock Logistics Operations, L.P., a subsidiary of Shamrock Logistics, entered into a $120.0 million revolving credit facility with a financial institution. The revolving credit facility expires on January 15, 2006 and borrowings under the facility bear interest at either the alternative base rate or the LIBOR rate at the option of Shamrock Logistics Operations. In conjunction with the initial public offering of common units by Shamrock Logistics on April 16, 2001, Shamrock Logistics Operations borrowed $20,505,900 under the revolving credit facility.

In March 1999, we established a revolving accounts receivable securitization facility which provides us with the ability to sell up to $250.0 million of accounts receivable on an ongoing basis. In connection with the securitization facility, we sell, on a revolving basis, an undivided interest in certain of our trade and credit card receivables. On March 1, 2001, the facility was increased $110.0 million to $360.0 million. At June 30, 2001 and December 31, 2000, the balance of receivables sold was $310.0 million and $250.0 million, respectively. Equity

On February 7, 2001, our Board of Directors approved a share buyback program to repurchase $750.0 million of our common stock. As of June 30, 2001, we had purchased 17,050,109 shares of our common stock at a total cost of $681.2 million, including 7,050,109 shares at a price of $32.85 per share which were held by TotalFinaElf since our acquisition of Total Petroleum (North America) Ltd. in September 1997. In conjunction with the share buyback program, we entered into an agreement to repurchase 10,000,000 shares under an accelerated program with a financial institution at an initial cost of $323.3 million. In May 2001, we settled the accelerated stock buyback program with an additional payment of $126.3 million as a result of the increase in our common stock price.

In order to fund the share buyback program, we entered into a short-term bridge loan agreement on February 7, 2001 with two banks that committed to lend us up to $750.0 million. Borrowings under the short-term bridge loan totaled $554.9 million. In May 2001, we paid off the outstanding balance of the bridge loan with proceeds received from commercial paper borrowings and available cash.

On August 1, 2001, our Board of Directors declared a quarterly dividend of $0.125 per Common Share payable on September 5, 2001 to holders of record on August 17, 2001.

Agreement and Plan of Merger

On May 7, 2001, we announced that we had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive, for each share of UDS common stock they hold, at their election, cash, Valero common stock or a combination of cash and Valero common stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero common stock (based on the average Valero common stock price over a ten trading-day period ending three days prior to closing). The merger has been approved by the board of directors of both companies; however, closing of the transaction is subject to regulatory reviews and the approval of the shareholders of both companies. The merger is expected to close in the fourth quarter of 2001.

Valero Energy Corporation owns and operates seven refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.1 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and, in California, through approximately 350 retail locations.

Cash Flows for the Six Months Ended June 30, 2001

During the six months ended June 30, 2001, our cash position increased $102.5 million to $299.6 million. Net cash provided by operating activities was $753.5 million due to increased profitability and increased collection of receivables.

Net cash used in investing activities during the six months ended June 30, 2001, totaled $135.1 million comprised of $142.0 million for capital expenditures, $5.8 million for the acquisition of pipeline gathering systems, $9.8 million for refinery maintenance turnaround costs, and $22.5 million of proceeds primarily from the sale of our Oklahoma crude oil gathering operations.

Net cash used in financing activities during the six months ended June 30, 2001, was $516.7 million which included increased short-term borrowings of $93.0 million, repayment of long-term debt of $75.8 million, cash dividends totaling $28.5 million, and common shares purchased of $681.2 million.

Cash Flows for the Six Months Ended June 30, 2000

During the six months ended June 30, 2000, our cash position increased $31.4 million to $124.2 million. Net cash provided by operating activities was $118.0 million due to improved profitability despite an increase in accounts and notes receivable of $180.5 million resulting primarily from higher refined product prices in the first six months of 2000.

Net cash used in investing activities during the six months ended June 30, 2000 totaled $50.4 million which included $53.0 million for capital expenditures and $14.2 million for refinery maintenance turnaround costs. We received $16.8 million of proceeds from mainly retail asset sales.

Net cash used in financing activities during the six months ended June 30, 2000 totaled $35.5 million. During the six months ended June 30, 2000, our commercial paper and short-term borrowings increased $14.0 million to fund the higher investment in accounts and notes receivable explained above. We also paid cash dividends totaling $47.8 million during the six months ended June 30, 2000.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. As our Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, our net equity at June 30, 2001, by $107.8 million. Although the Company expects the exchange rate to fluctuate during 2001, it cannot reasonably predict its future movement.

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

See "Certain Forward-Looking Statements."

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, " Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of Statement No. 141 are to be accounted for using the purchase method. The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We have reviewed the requirements of Statement No. 141 and will implement the Statement effective July 1, 2001.
Also in June 2001,  the FASB  issued  Statement  No.  142,  "Goodwill  and Other
Intangible Assets." Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. We have reviewed the requirements of Statement No. 142 and the impact of adoption effective January 1, 2002 will result in the cessation of goodwill amortization beginning January 1, 2002, which amortization approximates $15.0 million annually. In addition, we believe that future reported net income will be more volatile because impairment losses related to goodwill are likely to occur irregularly and in varying amounts.

In June 2001, the FASB also issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards for accounting for an obligation associated with the retirement of a tangible long-lived asset. An asset retirement obligation liability should be recognized in the financial statements in the period in which it meets the definition of a liability as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements." The amount of the liability would initially be measured at fair value. Subsequent to initial measurement, an entity would recognize changes in the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows. Statement No. 143 also establishes standards for accounting for the cost associated with an asset retirement obligation. It requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. The capitalized asset retirement cost would then be allocated to expense using a systematic and rational method. Statement No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact of adopting this new Statement.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed interest rate debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have maturities of less than three months. The carrying amount of our floating interest rate debt approximates fair value. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall and will decrease as interest rates rise. This exposure to interest rate risk is managed by obtaining debt that has a floating interest rate or using interest rate swaps to change fixed interest rate debt to floating interest rate debt. Generally, we maintain floating interest rate debt of between 40% and 50% of total debt. The Federal Reserve has cut interest rates six times during 2001 for a total decrease of 2.75% in order to keep inflation and recession barometers in-check. As a result of the Federal Reserve's interest rate cuts, the fair value of our fixed rate debt has increased.

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

At June 30, 2001, the carrying value and fair value of our interest rate swaps was $8.6 million and the carrying amount of our fixed interest rate debt hedged by those interest rate swaps increased by the same amount in accordance with Statement No. 133, as amended. At December 31, 2000, the fair value of our interest rate swaps was $1.8 million and the carrying value of those interest rate swaps was $0, as we were not required at that time to record the fair value of the interest rate swaps.

                                                                  June 30, 2001
                                    --------------------------------------------------------------------------------------
                                                      Expected Maturity Dates
                                    -------------------------------------------------------------
                                                                                          There-                  Fair
                                    2001       2002        2003     2004        2005      after       Total       Value
                                    ----       ----        ----     ----        ----      -----       -----       -----
                                                            (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................    $ 1.0     $281.6      $ 28.8    $ 0.5       $203.0    $711.6     $1,226.5    $1,212.6
     Average interest rate......      7.5%       8.6%        8.2%     7.7%         7.9%      7.5%         7.8%     N/A
   Floating rate................    $   -     $440.4      $    -    $   -       $    -    $ 20.5     $  460.9    $  460.9
     Average interest rate......        -%       4.2%          -%       -%           -       4.7%         4.2%     N/A

Interest Rate Swaps:
   Notional amount..............    $   -     $200.0      $    -    $  -        $150.0    $100.0     $  450.0    $    8.6
     Average pay rate...........      3.6%       4.1%        5.4%     6.0%         6.2%      6.8%         5.8%
     Average receive rate.......      6.4%       6.4%        6.6%     6.6%         6.6%      6.9%         6.7%

                                                                                       December 31, 2000
                                    --------------------------------------------------------------------------------------
                                                             Expected Maturity Dates
                                    -------------------------------------------------------------
                                                                                          There-                  Fair
                                    2001       2002        2003     2004        2005      after       Total       Value
                                    ----       ----        ----     ----        ----       -----      -----       -----
                                                            (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................    $ 1.7     $351.3      $ 28.8    $ 0.6       $196.5    $714.8     $1,293.7    $1,306.2
     Average interest rate......      7.4%       8.8%        8.2%     7.7%         7.9%      7.5%         7.9%     N/A
   Floating rate................    $   -     $367.8      $    -    $   -       $    -    $    -     $  367.8    $  367.8
     Average interest rate......        - %      7.8%          -%       -%           -         -          7.8%     N/A

Interest Rate Swaps:
   Notional amount..............    $   -     $200.0      $    -     $   -      $150.0    $100.0     $  450.0    $   1.8
     Average pay rate...........      5.5%       5.1%        5.5%     5.7%         5.9%      6.5%         6.0%
     Average receive rate.......      6.4%       6.4%        6.6%     6.6%         6.6%      6.9%         6.7%

Foreign Currency Risk

Periodically, we enter into short-term foreign exchange and purchase contracts to manage our exposure to exchange rate fluctuations on the trade payables of our Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. At June 30, 2001, we had no foreign exchange contracts outstanding.

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

The information below reflects our commodity futures contracts and price swaps that are sensitive to changes in crude oil, refined product or natural gas commodity prices. The tables present the notional amounts in barrels for crude oil and refined product or MMBTU for natural gas, the weighted average contract prices and the total contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of barrels of crude oil or refined products or MMBTU of natural gas to be exchanged under the contracts. The fair value of commodity futures contracts is based on quoted market prices. The fair value of commodity price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur. At June 30, 2001, the carrying amount is stated at fair value.

                                                                     June 30, 2001
                                                ----------------------------------------------------------
                                                                                                  Weighted
                                                  Carrying Amount       Contract     Contract      Average
                                                Asset      Liability     Amount       Volumes       Price
                                                -----      ---------     ------       -------       -----
                                                      (in millions, except weighted average price)
Procurement:
Futures contracts - long:

  2001 (natural gas).........................    $ -          $ 0.2        $  3.2          0.1      $  3.28
  2001 (crude oil and refined products)......      0.5          1.2          42.4          1.4        29.50
  2002 (crude oil and refined products)......      -            0.3           8.5          0.3        31.42

Futures contracts - short:
  2001 (natural gas).........................      -            -             2.0          0.1         3.06
  2001 (crude oil and refined products)......      0.4          0.3          13.8          0.5        25.25

Price swaps - long:
  2001 (natural gas).........................      2.6          2.3          25.5          6.4         3.99
  2002 (natural gas).........................      1.8          1.7          19.2          4.7         4.11
  2002 (crude oil and refined products)......     27.3          -           140.0          6.4        22.00

Price swaps - short:
  2001 (natural gas).........................      2.6          -            18.2          4.1         4.49
  2002 (natural gas).........................      2.1          -            12.8          2.8         4.57

Options - long:
  2001 (refined products)....................      0.6          -             -            0.3         2.10
  2002 (refined products)....................      0.5          -             -            0.4         1.21



                                                                                           December 31, 2000
                                               Carrying       Fair Value                                  Weighted
                                                Amount          Amount       Contract      Contract       Average
                                              Gain (Loss)    Gain (Loss)      Amount        Volumes        Price
                                              -----------    -----------      ------        -------        -----
                                                          (in millions, except weighted average price)

Procurement:
Futures contracts - long:
  2001 (crude oil and refined products)......   $ (8.3)         $ (9.5)       $ 321.7         11.6        $ 27.64
  2001 (natural gas).........................      -               1.2           13.5          1.5           8.97

Futures contracts - short:
  2001 (crude oil and refined products)......      5.4            16.4          361.5         16.0          22.64

Price swaps - long:
  2001 (crude oil and refined products)......      -              (0.6)           7.5          0.3          24.37
  2002 (crude oil and refined products)......      -              11.6          140.0          6.4          22.00

Price swaps - short:
  2001 (crude oil and refined products)......      -              (0.1)          10.9          0.4          23.68

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various claims and lawsuits arising in the normal course of business. In the opinion of our management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on our results of operations or financial position.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Agreement and Plan of Merger between Ultramar Diamond Shamrock Corporation and Valero Energy Corporation (in-corporated by reference to our Current Report on Form 8-K dated May 6, 2001).

         (b)  Reports on Form 8-K

              Current Report on Form 8-K dated May 6, 2001 was filed on May 18, 2001 relating to the planned merger of Ultramar Diamond Shamrock Corporation and Valero Energy Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

ULTRAMAR DIAMOND SHAMROCK CORPORATION


By:  /s/ Robert S. Shapard
         ROBERT S. SHAPARD
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         August 14, 2001