Form 10-Q/A
period 2001-06-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 2001-08-23
CIK 887207

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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



================================================================================

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                   FORM 10-Q/A
                                  JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2001 and
            December 31, 2000...........................................       3

        Consolidated Statements of Income
            for the Three and Six Months Ended June 30, 2001 and 2000...       4

        Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2001 and 2000.............       5

        Consolidated Statements of Comprehensive Income
            for the Six Months Ended June 30, 2001 and 2000.............       6

        Notes to Consolidated Financial Statements......................       7

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................      15

Item 3. Quantitative and Qualitative Disclosures About Market Risk......      26

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................      30

Item 6. Exhibits and Reports on Form 8-K................................      30

        SIGNATURE.......................................................      31


NOTE: This Form 10-Q/A for the quarter ended June 30, 2001 reflects the following modifications:
o Correction of typographical error on page 4 in the Consolidated Statements of Income, line item "Minority interest in net income of consolidated subsidiary" and
o Additional disclosure included on page 9, Note 5: Minority Interest in Consolidated Subsidiary, first paragraph.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                   June 30,        December 31,
                                                     2001              2000
                                                     ----              ----
                                                  (unaudited)
                                     Assets
 Current assets:
     Cash and cash equivalents....................$    299.6      $     197.1
     Accounts and notes receivable, net...........     496.1            700.5
     Inventories..................................     807.8            808.8
     Prepaid expenses and other current assets....      79.7             29.3
     Deferred income taxes........................     116.9            117.6
                                                    --------         --------
        Total current assets......................   1,800.1          1,853.3
                                                     -------          -------

  Property, plant and equipment...................   5,257.7          5,136.0
  Less accumulated depreciation and amortization..  (1,608.5)        (1,501.7)
                                                     -------          -------
     Property, plant and equipment, net...........   3,649.2          3,634.3
  Other assets, net...............................     623.8            500.8
                                                    --------         --------
      Total assets................................ $ 6,073.1        $ 5,988.4
                                                     =======          =======

                      Liabilities and Stockholders' Equity
 Current liabilities:
     Notes payable and current portion of
       long-term debt............................. $     1.3        $     1.7
     Accounts payable.............................     488.6            649.4
     Accrued liabilities..........................     714.3            542.7
     Taxes other than income taxes................     316.3            289.8
     Income taxes payable.........................      51.6             59.3
                                                     -------          -------
        Total current liabilities.................   1,572.1          1,542.9

  Long-term debt, less current portion............   1,686.1          1,659.8
  Other long-term liabilities.....................     362.3            366.3
  Deferred income taxes...........................     523.2            394.1
  Minority interest in consolidated subsidiary....     114.3              -
  Commitments and contingencies

  Company obligated preferred stock of subsidiary.     200.0            200.0

  Stockholders' equity:
     Common Stock, par value $0.01 per share:
       250,000,000 shares authorized, 72,686,000
        and 86,987,000 shares issued and
        outstanding as of June 30, 2001 and
        December 31, 2000.........................       0.8              0.9
     Additional paid-in capital...................     938.4          1,516.9
     Treasury stock...............................     (86.2)            (1.2)
     Grantor trust stock ownership program........     (28.9)           (95.8)
     Retained earnings............................     883.7            509.0
     Accumulated other comprehensive loss ........     (92.7)          (104.5)
                                                     -------          -------
       Total stockholders' equity.................   1,615.1          1,825.3
                                                     -------          -------
       Total liabilities and stockholders'
        equity.................................... $ 6,073.1        $ 5,988.4
                                                     =======          =======

          See accompanying notes to consolidated financial statements.



                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            (unaudited, in millions, except share and per share data)
                               ..................

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                         --------                      --------
                                                                    2001           2000          2001           2000
                                                                    ----           ----          ----           ----

Sales and other revenues......................................    $ 5,105.6       $ 4,009.5    $ 9,319.7       $ 7,654.9
                                                                    -------         -------      -------         -------

Operating costs and expenses:
   Cost of products sold......................................      3,426.8         2,712.4      6,211.1         5,179.5
   Operating expenses.........................................        321.7           239.8        659.9           471.5
   Selling, general and administrative expenses...............         85.8            68.9        162.9           143.5
   Taxes other than income taxes..............................        743.4           690.5      1,445.6         1,362.0
   Depreciation and amortization..............................         65.8            60.4        130.0           122.5
   Restructuring and other expenses, net......................         (2.5)            0.8         (8.9)            0.1
                                                                    -------         -------      -------         -------
      Total operating costs and expenses......................      4,641.0         3,772.8      8,600.6         7,279.1
                                                                    -------         -------      -------         -------

Operating income..............................................        464.6           236.7        719.1           375.8
  Interest income.............................................          2.4             3.3          4.5             6.2
  Interest expense............................................        (32.1)          (32.0)       (69.1)          (61.5)
  Equity income from joint ventures...........................          1.9             6.1          2.7            12.3
  Minority interest in net income of consolidated subsidiary..         (2.4)              -         (2.4)              -
                                                                    -------         -------      -------         -------

Income before income taxes and dividends of subsidiary........        434.4           214.1        654.8           332.8
  Provision for income taxes..................................       (165.4)          (83.1)      (246.5)         (130.1)
  Dividends on preferred stock of subsidiary..................         (2.6)           (2.5)        (5.2)           (5.1)
                                                                   --------         -------      -------         -------
Net income....................................................   $    266.4       $   128.5    $    403.1      $   197.6
                                                                   ========         =======      ========        =======

Net income per share:
   Basic......................................................      $ 3.72         $ 1.48        $ 5.41         $ 2.28
   Diluted....................................................      $ 3.63         $ 1.47        $ 5.31         $ 2.27

Weighted average number of shares (in thousands):
   Basic......................................................     71,619         86,767        74,514         86,741
   Diluted....................................................     73,410         87,024        75,891         86,894

Dividends per Common Share....................................     $ 0.125       $ 0.275        $ 0.400        $ 0.550

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in millions)
                              ......... .........
                                                                                  Six Months Ended June 30,
                                                                                    2001             2000
                                                                                    ----             ----
   Cash Flows from Operating Activities:
   Net income...................................................................  $ 403.1         $ 197.6
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
      Depreciation and amortization.............................................    130.0           122.5
      Gain on derivative instruments............................................     (5.4)              -
      Provision for losses on receivables.......................................      6.9             5.6
      Gain on sale of property, plant and equipment.............................     (3.8)           (5.1)
      Write-down of property, plant and equipment and goodwill..................      -               5.2
      Equity income from joint ventures.........................................     (2.7)          (12.3)
      Minority interest in net income of consolidated subsidiary................      2.4               -
      Deferred income tax provision.............................................    119.7            49.8
      Other, net................................................................      6.8             2.3
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts and notes receivable....................    200.2          (180.5)
        Decrease (increase) in inventories......................................     27.2           (91.5)
        Increase in prepaid expenses and other current assets...................    (11.9)          (12.4)
        Increase (decrease) in accounts payable and other current liabilities...   (105.2)           52.1
   Increase in other long-term assets...........................................     (6.8)           (4.4)
   Decrease in other long-term liabilities......................................     (7.0)          (10.9)
                                                                                    -----           -----
          Net cash provided by operating activities.............................    753.5           118.0
                                                                                    -----           -----

   Cash Flows from Investing Activities:
    Capital expenditures........................................................   (142.0)          (53.0)
    Acquisition of refining operations..........................................     (5.8)              -
    Deferred refinery maintenance turnaround costs..............................     (9.8)          (14.2)
    Proceeds from sales of property, plant and equipment........................     22.5            16.8
                                                                                    -----          ------
      Net cash used in investing activities.....................................   (135.1)          (50.4)
                                                                                    -----          ------

   Cash Flows from Financing Activities:
    Net change in commercial paper and working capital borrowings...............     93.0            14.0
    Repayment of long-term debt.................................................    (75.8)           (3.4)
    Purchase of common shares...................................................   (681.2)              -
    Payment of cash dividends...................................................    (28.5)          (47.8)
    Proceeds from sale of minority interest in consolidated subsidiary..........    111.9               -
    Proceeds from exercise of stock options.....................................     63.9             1.5
    Proceeds from sale of common shares.........................................       -              0.2
                                                                                   ------           -----
      Net cash used in financing activities.....................................   (516.7)          (35.5)
                                                                                   ------           -----

   Effect of exchange rate changes on cash......................................      0.8            (0.7)
                                                                                    -----           -----

   Net Increase in Cash and Cash Equivalents....................................    102.5            31.4
   Cash and Cash Equivalents at Beginning of Period.............................    197.1            92.8
                                                                                    -----           -----
   Cash and Cash Equivalents at End of Period...................................  $ 299.6         $ 124.2
                                                                                    =====           =====

          See accompanying notes to consolidated financial statements.




                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in millions)

                                    .........
                                                                    Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                    2001           2000          2001           2000
                                                                    ----           ----          ----           ----

Net income....................................................... $ 266.4        $ 128.5       $ 403.1        $ 197.6

Other comprehensive income (loss):
   Foreign currency translation adjustment........................   24.0          (11.1)         (5.1)         (13.0)

   Derivative instruments adjustments, net of income tax expense:
     Cumulative effect of accounting change......................       -              -          13.3              -
     Change in fair value of derivative instruments..............     3.4              -           9.8              -
     Reclassification adjustment for gains
       included in net income....................................       -              -          (6.2)             -
                                                                    -----          -----         -----           ----
         Net derivative instruments adjustments..................     3.4              -          16.9              -
                                                                    -----          -----         -----           ----

Comprehensive income............................................. $ 293.8        $ 117.4       $ 414.9       $  184.6
                                                                    =====          =====         =====          =====

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

NOTE 3: Inventories

Inventories consisted of the following:

                                                     June 30,       December 31,
                                                       2001             2000
                                                       ----             ----
                                                           (in millions)

    Crude oil and other feedstocks.................   $ 317.1           $ 279.1
    Refined and other finished products and
      convenience store items......................     420.8             463.9
    Materials and supplies.........................      69.9              65.8
                                                       ------            ------

         Total inventories.........................   $ 807.8           $ 808.8
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

The following table summarizes the cash flows related to this securitization facility:

                                                       Six Months Ended June 30,
                                                        2001              2000
                                                        ----              ----
                                                             (in millions)

   Proceeds from the sales of receivables..........  $    60.0         $    50.0
   Proceeds from collections under the facility....    4,878.2           3,305.1

NOTE 5: Minority Interest in Consolidated Subsidiary

On April 16, 2001, Shamrock Logistics, L.P., a previously wholly-owned subsidiary, issued 5.2 million limited partnership units in an initial public offering at a price of $24.50 per unit. Proceeds from the offering totaled $111.9 million, net of offering expenses of $14.9 million and were used to pay down debt. As a result of the initial public offering, we now own approximately 74% of Shamrock Logistics' ownership equity. Issuances of our subsidiary's partnership units are accounted for as capital transactions in the consolidated financial statements. No gain or loss was recognized as a result of the issuance of these limited partnership units.

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



                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                        --------                  --------
                                                                   2001         2000         2001          2000
                                                                   ----         ----         ----          ----
                                                                  (in millions, except share and per share data)
Basic Net Income Per Share:
Weighted average common shares outstanding
    (in thousands)...............................................   71,619       86,767        74,514        86,741
                                                                    ======       ======        ======        ======

Net income applicable to Common Stock............................  $ 266.4      $ 128.5       $ 403.1       $ 197.6
                                                                     =====        =====         =====         =====

Basic net income per share.......................................   $ 3.72       $ 1.48        $ 5.41        $ 2.28
                                                                      ====         ====          ====          ====

Diluted Net Income Per Share:
Weighted average common shares outstanding
    (in thousands)...............................................   71,619       86,767        74,514        86,741

Net effect of dilutive stock options based on the treasury
   stock method using the average market price...................    1,791          257         1,377           153
                                                                     -----       ------        ------        ------

Weighted average common equivalent shares........................   73,410       87,024        75,891        86,894
                                                                    ======       ======        ======        ======

Net income.......................................................  $ 266.4      $ 128.5       $ 403.1       $ 197.6
                                                                     =====        =====         =====         =====

Diluted net income per share.....................................   $ 3.63       $ 1.47        $ 5.31        $ 2.27
                                                                      ====         ====          ====          ====

NOTE 8: Restructuring and Other Expenses

Restructuring and other expenses consisted of the following:

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
                                                                   2001         2000         2001          2000
                                                                   ----         ----         ----          ----
                                                                                   (in millions)

  Loss (gain) on sale of property, plant and equipment........     $ 2.6       $ (4.4)      $ (3.8)      $ (5.1)
  Write-down of property, plant and equipment and goodwill....         -          5.2            -          5.2
  Restructuring reserve reductions............................      (5.1)           -          (5.1)          -
                                                                    ----         ----          ----        ----
       Restructuring and other expenses, net..................    $ (2.5)      $  0.8       $  (8.9)     $  0.1
                                                                    ====         ====          ====        ====

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

Changes in accrued restructuring costs for the six months ended June 30, 2001 were as follows:

                                               Balance at                        Reserve        Balance at
                                            December 31, 2000     Payments      Reductions     June 30, 2001
                                            -----------------     --------      ----------     -------------
                                                                     (in millions)

      Severance and related costs.......          $ 2.7             $ (0.1)      $ (2.6)         $     -
      Lease buyout costs................            3.9               (2.0)        (1.9)               -
      Fuel system removal costs.........            1.0               (0.4)        (0.6)               -
                                                    ---                ---         ----            -----
                                                  $ 7.6             $ (2.5)      $ (5.1)         $     -
                                                    ===                ===         ====            =====

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




                                                                         Petrochemical/
                                                Refining      Retail          NGL           Corporate       Total
                                                --------      ------          ---           ---------       -----
                                                                         (in millions)
    Three months ended June 30, 2001:
       Sales and other revenues from
          external customers...............     $ 3,292.7    $ 1,778.5      $    34.4      $      -         $ 5,105.6
       Intersegment sales..................         873.1          -              -               -             873.1
       EBITDA..............................         511.9         60.5            2.3           (39.8)          534.9
       Depreciation and amortization.......          44.3         18.5            -               3.0            65.8
       Operating income (loss).............         467.3         39.7            0.4           (42.8)          464.6
       Total capital expenditures..........          77.8         16.5            -               3.9            98.2

    Three months ended June 30, 2000:
       Sales and other revenues from
          external customers...............       2,316.0      1,653.8           39.7             -           4,009.5
       Intersegment sales..................         830.9          -              -               -             830.9
       EBITDA..............................         276.0         46.7            5.4           (24.1)          304.0
       Depreciation and amortization.......          40.3         17.1            0.2             2.8            60.4
       Operating income (loss).............         230.0         34.7           (1.0)          (27.0)          236.7
       Total capital expenditures..........          19.7         11.0            -               1.2            31.9

    Six months ended June 30, 2001:
       Sales and other revenues from
          external customers...............       5,822.3      3,424.1           73.3             -           9,319.7
       Intersegment sales..................       1,673.1          -              -               -           1,673.1
       EBITDA..............................         817.6         96.4            3.8           (69.8)          848.0
       Depreciation and amortization.......          87.1         36.8            -               6.1           130.0
       Operating income (loss).............         736.3         57.6            1.1           (75.9)          719.1
       Total assets........................       4,419.2      1,230.8          111.4           311.7         6,073.1
       Total capital expenditures..........         119.7         32.3            -               5.6           157.6

    Six months ended June 30, 2000:
       Sales and other revenues from
          external customers...............       4,377.9      3,197.2           79.8             -           7,654.9
       Intersegment sales..................       1,622.2          -              1.4             -           1,623.6
       EBITDA..............................         469.3         77.9           14.2           (50.7)          510.7
       Depreciation and amortization.......          82.3         34.4            0.3             5.5           122.5
       Operating income (loss).............         381.2         49.4            1.5           (56.3)          375.8
       Total assets........................       3,492.9      1,216.7          115.4           337.8         5,162.8
       Total capital expenditures..........          41.3         16.9            -               9.0            67.2


The following summarizes the reconciliation of reportable segment operating income to consolidated operating income:

                                                             Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                                   --------                 --------
                                                             2001          2000          2001         2000
                                                             ----          ----          ----         ----
                                                                             (in millions)

    Operating income:
      Total operating income for reportable segments...     $ 507.4        $ 263.7      $ 795.0        $ 432.1
      Corporate........................................       (42.8)         (27.0)       (75.9)         (56.3)
                                                             ------         ------       ------         ------
         Consolidated operating income.................     $ 464.6        $ 236.7      $ 719.1        $ 375.8
                                                              =====          =====        =====          =====

Sales and other revenues from external customers for our principal products were as follows:

                                                             Three Months Ended          Six Months Ended
                                                                  June 30,                   June 30,
                                                                  --------                   --------
                                                             2001          2000          2001         2000
                                                             ----          ----          ----         ----
                                                                             (in millions)
    Refining:
      Gasoline and blendstocks.........................   $ 2,074.2      $ 1,155.1    $ 3,301.6      $ 2,094.3
      Distillates (diesel, jet fuel, heating oil, etc.)       871.9          883.5      1,880.8        1,738.2
      Petrochemicals...................................       112.7          116.9        246.3          277.3
      Asphalt and lubes................................       194.1          127.8        322.6          193.4
      Other............................................        39.8           32.7         71.0           74.7
    Retail:
      Fuel sales (gasoline and diesel).................     1,349.8        1,255.9      2,551.1        2,392.3
      Merchandise sales................................       384.7          324.9        740.0          625.9
      Home heating oil.................................        44.0           73.0        133.0          179.0
    Petrochemical......................................        34.4           39.7         73.3           79.8
                                                          ---------      ---------    ---------      ---------
         Total sales and other revenues from
            external customers.........................   $ 5,105.6      $ 4,009.5    $ 9,319.7      $ 7,654.9
                                                            =======        =======      =======        =======

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

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Summarized financial and operating data for the three months ended June 30, 2001 and 2000 are as follows:

Summarized Financial Data:

                                                                                  Three Months Ended June 30,
                                                                                    2001               2000
                                                                                    ----               ----
                                                                              (in millions, except per share data)

      Statement of Operations Data:
      Sales and other revenues:
        Refining...........................................................       $ 3,292.7          $ 2,316.0
        Retail.............................................................         1,778.5            1,653.8
        Petrochemical/NGL..................................................            34.4               39.7
                                                                                  ---------          ---------
           Total sales and other revenues..................................       $ 5,105.6          $ 4,009.5
                                                                                    =======            =======

      Operating income (loss):
        Refining...........................................................         $ 467.3            $ 230.0
        Retail.............................................................            39.7               34.7
        Petrochemical/NGL..................................................             0.4               (1.0)
        Corporate..........................................................           (42.8)             (27.0)
                                                                                     ------            -------
           Total operating income..........................................           464.6              236.7
      Interest income......................................................             2.4                3.3
      Interest expense.....................................................           (32.1)             (32.0)
      Equity income from joint ventures....................................             1.9                6.1
      Minority interest in net income of consolidated subsidiary...........            (2.4)                -
                                                                                   --------          ---------
        Income before income taxes and dividends of subsidiary.............           434.4              214.1
      Provision for income taxes...........................................          (165.4)             (83.1)
      Dividends on preferred stock of subsidiary...........................            (2.6)              (2.5)
                                                                                   --------            -------
        Net income.........................................................      $    266.4           $  128.5
                                                                                    =======             ======

      Net income per share:
        Basic..............................................................          $ 3.72             $ 1.48
        Diluted............................................................          $ 3.63             $ 1.47



                                                                                  June 30,       December 31,
                                                                                    2001             2000
                                                                                    ----             ----
                                                                                         (in millions)
     Balance Sheet Data:
      Cash and cash equivalents............................................      $    299.6         $    197.1
      Working capital......................................................           228.0              310.4
      Property, plant and equipment, net...................................         3,649.2            3,634.3
      Total assets.........................................................         6,073.1            5,988.4
      Long-term debt, less current portion.................................         1,686.1            1,659.8
      Total stockholders' equity...........................................         1,615.1            1,825.3

Summarized Operating Data:
--------------------------

                                                     Three Months Ended June 30,
                                                        2001             2000
                                                        ----             ----
     Refining:
        Mid-Continent Refineries:
             Throughput (barrels per day)............. 372,800          375,200
             Refinery gross profit margin ($/barrel).. $ 10.01           $ 8.51
             Operating cost ($/barrel)................  $ 2.37           $ 1.87

        West Coast Refineries:
             Throughput (barrels per day)............. 294,000          143,300
             Refinery gross profit margin ($/barrel).. $ 11.04           $ 2.49
             Operating cost ($/barrel)................  $ 3.29           $ 1.64

        Quebec Refinery:
             Throughput (barrels per day)............. 160,400          161,400
             Refinery gross profit margin ($/barrel)..  $ 2.88           $ 4.73
             Operating cost ($/barrel)................  $ 0.82           $ 0.81

     Retail:
        US:
             Fuel volume (barrels per day)............ 160,000          162,800
             Fuel margin (cents per gallon)...........    11.3             11.6
             Merchandise sales ($1,000/day)........... $ 3,136          $ 3,130
             Merchandise margin.......................    27.0%            27.3%

        Northeast:
             Fuel volume (barrels per day)............  69,600           67,900
             Fuel margin (cents per gallon)...........    25.4             20.0
             Merchandise sales ($1,000/day)...........   $ 232            $ 200
             Merchandise margin.......................    22.7%            21.2%


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

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Summarized financial and operating data for the six months ended June 30, 2001 and 2000 are as follows:

Summarized Financial Data:


                                                                                   Six Months Ended June 30,
                                                                                    2001               2000
                                                                                    ----               ----
                                                                              (in millions, except per share data)

      Statement of Operations Data:
      Sales and other revenues:
        Refining...........................................................       $ 5,822.3          $ 4,377.9
        Retail.............................................................         3,424.1            3,197.2
        Petrochemical/NGL..................................................            73.3               79.8
                                                                                  ---------          ---------
           Total sales and other revenues..................................       $ 9,319.7          $ 7,654.9
                                                                                    =======            =======

      Operating income (loss):
        Refining...........................................................        $  736.3           $  381.2
        Retail.............................................................            57.6               49.4
        Petrochemical/NGL..................................................             1.1                1.5
        Corporate..........................................................           (75.9)             (56.3)
                                                                                    -------            -------
           Total operating income..........................................           719.1              375.8
      Interest income......................................................             4.5                6.2
      Interest expense.....................................................           (69.1)             (61.5)
      Equity income from joint ventures....................................             2.7               12.3
      Minority interest in net income of consolidated subsidiary...........            (2.4)                 -
                                                                                   --------          ---------
        Income before income taxes and dividends of subsidiary.............           654.8              332.8
      Provision for income taxes...........................................          (246.5)            (130.1)
      Dividends on preferred stock of subsidiary...........................            (5.2)              (5.1)
                                                                                   --------           --------
        Net income.........................................................        $  403.1           $  197.6
                                                                                     ======             ======

      Net income per share:
        Basic..............................................................          $ 5.41             $ 2.28
        Diluted............................................................          $ 5.31             $ 2.27

Summarized Operating Data:
--------------------------

                                                     Six Months Ended June 30,
                                                      2001               2000
                                                      ----               ----
 Refining:
    Mid-Continent Refineries:
         Throughput (barrels per day)................372,200            364,100
         Refinery gross profit margin ($/barrel)..... $ 7.64             $ 6.68
         Operating cost ($/barrel)................... $ 2.55             $ 1.89

    West Coast Refineries:
         Throughput (barrels per day)................280,600            142,700
         Refinery gross profit margin ($/barrel).....$ 10.65             $ 4.17
         Operating cost ($/barrel)................... $ 3.66             $ 1.64

    Quebec Refinery:
         Throughput (barrels per day)................164,300            162,000
         Refinery gross profit margin ($/barrel)..... $ 3.95             $ 4.86
         Operating cost ($/barrel)................... $ 0.81             $ 0.84

 Retail:
    US:
         Fuel volume (barrels per day)...............159,000           157,900
         Fuel margin (cents per gallon)..............    9.3               10.1
         Merchandise sales ($1,000/day)..............$ 2,915           $ 2,949
         Merchandise margin..........................  27.2%              27.7%

    Northeast:
         Fuel volume (barrels per day)............... 74,300             72,900
         Fuel margin (cents per gallon)..............   26.1               21.2
         Merchandise sales ($1,000/day).............. $ 214             $ 187
         Merchandise margin..........................  22.7%              20.7%

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

                                                                 June 30, 2001
                                    ----------------------------------------------------------------------------------
                                                             Expected Maturity Dates
                                    ---------------------------------------------------------------------
                                                                                         There-                   Fair
                                    2001      2002        2003      2004      2005       after       Total       Value
                                    ----      ----        ----      ----      ----       -----       -----       -----
                                                            (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................    $ 1.0     $ 281.6    $ 28.8    $ 0.5     $ 203.0    $ 711.6    $ 1,226.5    $ 1,212.6
     Average interest rate......      7.5%        8.6%      8.2%     7.7%        7.9%       7.5%         7.8%     N/A
   Floating rate................   $   -      $ 440.4   $    -    $   -     $     -      $ 20.5      $ 460.9      $ 460.9
     Average interest rate......       -  %       4.2%      -  %      - %          -        4.7%         4.2%     N/A
                                                                             %

Interest Rate Swaps:
   Notional amount..............   $   -      $ 200.0   $   -     $   -      $ 150.0    $ 100.0      $ 450.0        $ 8.6
     Average pay rate...........      3.6%        4.1%      5.4%     6.0%        6.2%       6.8%         5.8%
     Average receive rate.......      6.4%        6.4%      6.6%     6.6%        6.6%       6.9%         6.7%




                                                                        December 31, 2000
                                    ----------------------------------------------------------------------------------
                                                             Expected Maturity Dates
                                    ---------------------------------------------------------------------
                                                                                         There-                   Fair
                                    2001      2002        2003      2004      2005       after       Total       Value
                                    ----      ----        ----      ----      ----       -----       -----       -----
                                                            (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................    $ 1.7     $ 351.3    $ 28.8    $ 0.6     $ 196.5    $ 714.8    $ 1,293.7    $ 1,306.2
     Average interest rate......      7.4%        8.8%      8.2%     7.7%        7.9%       7.5%         7.9%     N/A
   Floating rate................   $   -      $ 367.8   $    -    $   -     $     -    $     -       $ 367.8      $ 367.8
     Average interest rate......       -  %       7.8%      -  %      - %          -          -          7.8%     N/A
                                                                             %         %

Interest Rate Swaps:
   Notional amount..............   $   -      $ 200.0   $   -     $   -      $ 150.0    $ 100.0      $ 450.0        $ 1.8
     Average pay rate...........      5.5%        5.1%      5.5%     5.7%        5.9%       6.5%         6.0%
     Average receive rate.......      6.4%        6.4%      6.6%     6.6%        6.6%       6.9%         6.7%


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





                                                                        December 31, 2000
                                              --------------------------------------------------------------------
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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     10.1 Agreement and Plan of Merger between Ultramar Diamond Shamrock Corporation and Valero Energy Corporation (incorporated by reference to our Current Report on Form 8-K dated May 6, 2001).


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


ULTRAMAR DIAMOND SHAMROCK CORPORATION


By:               /s/ Robert S. Shapard
         -------------------------------------------
         ROBERT S. SHAPARD
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         August 23, 2001