Form 10-Q
period 2001-09-30
ULTRAMAR DIAMOND SHAMROCK CORP
filed 2001-11-14
CIK 887207

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

                    For the quarter ended September 30, 2001


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

                                 Yes X No ____


As of October 31, 2001, 74,294,000 shares of Common Stock, $0.01 par value, were outstanding and the aggregate market value of such stock was $3,718,437,000.



================================================================================

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                            Page

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of September 30, 2001 and
       December 31, 2000.................................... ...............  3

  Consolidated Statements of Income
      for the Three and Nine Months Ended September 30, 2001 and 2000.......  4

  Consolidated Statements of Cash Flows
      for the Nine Months Ended September 30, 2001 and 2000.................  5

  Consolidated Statements of Comprehensive Income
      for the Three and Nine Months Ended September 30, 2001 and 2000.......  6

  Notes to Consolidated Financial Statements................................  7

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 26

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 30

Item 4. Submission of Matters to a Vote of Security Holders................. 30

Item 6. Exhibits and Reports on Form 8-K.................................... 30

        SIGNATURE........................................................... 30

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)
                                                         September 30,  December 31,
                                                             2001           2000
                                                             ----           ----
                                                          (unaudited)
                                     Assets
Current assets:
     Cash and cash equivalents............................ $  121.5     $   197.1
     Accounts and notes receivable, net...................    474.7         700.5
     Inventories..........................................    850.9         808.8
     Prepaid expenses and other current assets............     80.0          29.3
     Deferred income taxes................................    114.5         117.6
                                                            -------       -------
        Total current assets..............................  1,641.6       1,853.3
                                                            -------       -------

  Property, plant and equipment...........................  5,301.8       5,136.0
  Less accumulated depreciation and amortization.......... (1,651.7)     (1,501.7)
                                                            -------       -------
     Property, plant and equipment, net...................  3,650.1       3,634.3
  Other assets, net.......................................    691.6         500.8
                                                            -------       -------
      Total assets........................................$ 5,983.3     $ 5,988.4
                                                            =======       =======

                      Liabilities and Stockholders' Equity
  Current liabilities:
     Notes payable and current portion of
       long-term debt..................................... $  449.3      $    1.7
     Accounts payable.....................................    729.3         825.5
     Accrued liabilities..................................    453.2         366.6
     Taxes other than income taxes........................    282.8         289.8
     Income taxes payable.................................     36.4          59.3
                                                            -------       -------
        Total current liabilities.........................  1,951.0       1,542.9

  Long-term debt, less current portion....................    977.1       1,659.8
  Other long-term liabilities.............................    397.3         366.3
  Deferred income taxes...................................    568.7         394.1
  Minority interest in consolidated subsidiary............    115.4           -
  Commitments and contingencies

  Company obligated preferred stock of subsidiary.........    200.0         200.0

  Stockholders' equity:
     Common Stock, par value $0.01 per share:
       250,000,000 shares authorized, 74,172,000
       and 86,987,000 shares issued and outstanding
       as of September 30, 2001 and December 31, 2000.....      0.7           0.9
     Additional paid-in capital...........................    944.1       1,516.9
     Treasury stock.......................................    (69.9)         (1.2)
     Grantor trust stock ownership program................      -           (95.8)
     Retained earnings....................................  1,023.5         509.0
     Accumulated other comprehensive loss ................   (124.6)       (104.5)
                                                            -------       -------
       Total stockholders' equity.........................  1,773.8       1,825.3
                                                            -------       -------
       Total liabilities and stockholders' equity.........$ 5,983.3     $ 5,988.4
                                                            =======       =======

          See accompanying notes to consolidated financial statements.




                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            (unaudited, in millions, except share and per share data)

                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
                                                                       -------------                -------------
                                                                    2001           2000          2001           2000
                                                                    ----           ----          ----           ----

Sales and other revenues......................................    $ 4,019.9       $ 4,527.9   $ 13,339.6      $ 12,182.8
                                                                    -------         -------     --------        --------

Operating costs and expenses:
   Cost of products sold......................................      2,517.0         3,141.3      8,728.1         8,320.8
   Operating expenses.........................................        306.4           276.3        966.3           747.8
   Selling, general and administrative expenses...............         93.4            83.0        256.3           226.5
   Taxes other than income taxes..............................        777.8           724.1      2,223.4         2,086.1
   Depreciation and amortization..............................         72.2            63.3        202.2           185.8
  Restructuring and other expenses, net.......................          1.0            (0.1)        (7.9)              -
                                                                    -------         -------     --------        --------
      Total operating costs and expenses......................      3,767.8         4,287.9     12,368.4        11,567.0
                                                                    -------         -------     --------        --------

Operating income..............................................        252.1           240.0        971.2           615.8
  Interest income.............................................          2.5             5.0          7.0            11.2
  Interest expense............................................        (26.6)          (34.3)       (95.7)          (95.8)
  Equity income from joint ventures...........................          3.7             3.5          6.4            15.8
  Minority interest in net income of consolidated subsidiary..         (3.7)             -          (6.1)              -
                                                                    -------         -------     --------        --------

Income before income taxes and dividends of subsidiary........        228.0           214.2        882.8           547.0
  Provision for income taxes..................................        (76.5)          (84.0)      (323.0)         (214.1)
  Dividends on preferred stock of subsidiary..................         (2.5)           (2.6)        (7.7)           (7.7)
                                                                    -------         -------     ---------       --------
Net income....................................................   $    149.0       $   127.6   $    552.1     $     325.2
                                                                    =======         =======     =========       ========

Net income per share:
   Basic......................................................       $ 2.04          $ 1.47       $ 7.46          $ 3.75
   Diluted....................................................       $ 2.00          $ 1.47       $ 7.31          $ 3.74

Weighted average number of shares (in thousands):
   Basic......................................................       73,129          86,794       74,047          86,759
   Diluted....................................................       74,616          87,003       75,520          86,922

Dividends per Common Share....................................      $ 0.125         $ 0.275      $ 0.525         $ 0.825


          See accompanying notes to consolidated financial statements.



                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in millions)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                    -------------
                                                                  2001          2000
                                                                  ----          ----
Cash Flows from Operating Activities:
Net income.....................................................  $ 552.1    $ 325.2
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization...............................    202.2      185.8
   Gain on derivative instruments..............................    (14.2)         -
   Provision for losses on receivables.........................      9.8       16.6
   Gain on sale of property, plant and equipment...............     (2.8)      (3.4)
   Write-down of property, plant and equipment and goodwill....       -         5.2
   Equity income from joint ventures...........................     (6.4)     (15.8)
   Minority interest in net income of consolidated subsidiary..      6.1          -
   Deferred income tax provision...............................    172.2       98.4
   Other, net..................................................      9.0        3.7
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts and notes receivable......    199.7      (23.5)
     Increase in inventories...................................    (20.9)    (146.7)
     Increase in prepaid expenses and other current assets.....    (10.0)     (11.9)
     Increase (decrease) in accounts payable and other current
      liabilities..............................................   (194.0)     192.9
Decrease in other long-term assets.............................      9.5       23.1
Increase (decrease) in other long-term liabilities.............     32.2      (21.8)
                                                                  ------     ------
       Net cash provided by operating activities...............    944.5      627.8
                                                                   -----      -----

Cash Flows from Investing Activities:
 Capital expenditures..........................................   (241.0)     (89.3)
 Acquisition of refining operations............................     (5.8)    (806.8)
 Acquisition of retail operations..............................     (0.4)     (14.5)
 Deferred refinery maintenance turnaround costs................    (29.4)     (15.4)
 Proceeds from sales of property, plant and equipment..........     25.3       21.0
                                                                   -----      -----
   Net cash used in investing activities.......................   (251.3)    (905.0)
                                                                   -----      -----

Cash Flows from Financing Activities:
 Net change in commercial paper and working capital
   borrowings..................................................   (175.9)     119.4
 Proceeds from debt borrowings.................................       -       350.0
 Repayment of long-term debt...................................    (81.6)     (35.3)
 Purchase of common shares.....................................   (682.7)         -
 Payment of cash dividends.....................................    (37.7)     (71.7)
 Proceeds from sale of minority interest in consolidated
   subsidiary..................................................    111.9          -
 Payment of cash distributions to minority interest in
   consolidated subsidiary.....................................     (2.6)         -
 Proceeds from exercise of stock options.......................    101.8        1.8
                                                                   -----      -----
   Net cash provided by (used in) financing activities.........   (766.8)     364.2
                                                                   -----      -----

Effect of exchange rate changes on cash........................     (2.0)      (2.4)
                                                                   -----      -----

Net Increase (Decrease) in Cash and Cash Equivalents...........    (75.6)      84.6
Cash and Cash Equivalents at Beginning of Period...............    197.1       92.8
                                                                   -----      -----
Cash and Cash Equivalents at End of Period.....................  $ 121.5    $ 177.4
                                                                   =====      =====

          See accompanying notes to consolidated financial statements.



                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in millions)

                                                                  Three Months Ended     Nine Months Ended
                                                                     September 30,         September 30,
                                                                     -------------         -------------
                                                                  2001        2000       2001        2000
                                                                  ----        ----       ----        ----
Net income...................................................... $ 149.0    $ 127.6     $ 552.1    $ 325.2

Other comprehensive income (loss):
 Foreign currency translation adjustment........................   (26.6)      (8.9)      (31.7)     (21.9)

 Derivative instruments adjustments, net of income tax expense:
   Cumulative effect of accounting change.......................       -          -        13.3          -
   Change in fair value of derivative instruments...............    (5.3)         -         4.5          -
   Reclassification adjustment for gains
     included in net income.....................................       -          -        (6.2)         -
                                                                    ----       ----        ----       ----
       Derivative instruments adjustments, net..................    (5.3)         -        11.6          -
                                                                    ----       ----        ----       ----

Comprehensive income............................................ $ 117.1    $ 118.7     $ 532.0    $ 303.3
                                                                   =====      =====       =====      =====

          See accompanying notes to consolidated financial statements.

                      ULTRAMAR DIAMOND SHAMROCK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)


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

Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Our results of operations may be affected by seasonal factors, such as the demand for gasoline during the summer driving season and heating oil during the winter season; or industry factors, such as movements in and the general level of crude oil prices, the demand for and prices of refined products, industry supply capacity, refinery maintenance turnarounds and availability of refined product pipeline capacity.

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

As of September 30, 2001, we had fair value hedge derivative assets of $22.4 million with an offsetting change in carrying value of $22.4 million to the related hedged items and cash flow hedge derivative assets of $18.4 million. We also had derivative assets of $15.4 million and derivative liabilities of $3.1 million for derivative instruments that are not designated as hedging instruments. Included in other comprehensive income as of September 30, 2001 are $11.6 million of gains, which will be reclassified into income during June 2002 when the forecasted transactions impact income.

The above transactions are non-cash items which were excluded from the statement of cash flows for the nine months ended September 30, 2001.

NOTE 3: Inventories

Inventories consisted of the following:

                                                                             September 30,     December 31,
                                                                                  2001             2000
                                                                                  ----             ----
                                                                                      (in millions)

    Crude oil and other feedstocks............................................   $ 331.5           $ 279.1
    Refined and other finished products and convenience store items...........     449.1             463.9
    Materials and supplies....................................................      70.3              65.8
                                                                                  ------            ------

         Total inventories....................................................   $ 850.9           $ 808.8
                                                                                   =====             =====

NOTE 4: Accounts Receivable Securitization

In March 1999, we arranged a $250.0 million revolving accounts receivable securitization facility. On March 1, 2001, the facility was increased $110.0 million to $360.0 million. On an ongoing basis, we sell eligible accounts receivable to Coyote Funding, L.L.C. (Coyote), a non-consolidated, wholly-owned subsidiary. Coyote sells a percentage ownership in these receivables, without recourse, to a third party cooperative corporation. Our retained interest in receivables sold to Coyote is included in notes receivable and is recorded at fair value. The fair value of our retained interest in these receivables approximates the eligible accounts receivable sold to Coyote less the outstanding balance of receivables sold to the third party cooperative corporation. As of September 30, 2001 and December 31, 2000, the balance of receivables sold was $273.0 million and $250.0 million, respectively.

The following table summarizes the cash flows related to this securitization facility:


                                                 Nine Months Ended September 30,
                                                     2001                2000
                                                     ----                ----
                                                          (in millions)

 Proceeds from the sales of receivables.........   $    60.0           $   300.0
 Proceeds from collections under the facility...     7,023.8             5,414.4


NOTE 5: Acquisition of Golden Eagle Refinery

On August 31, 2000, we acquired Tosco Corporation's 168,000 barrel per day Avon Refinery (renamed the Golden Eagle Refinery) located in the San Francisco bay area of California. The original purchase price of $806.8 million included the crude oil, feedstock and refined product inventories and the assumption of certain liabilities. In addition, the terms of the Purchase and Sale Agreement provided for additional consideration of up to $150.0 million over an eight-year period if average annual West Coast refinery margins exceeded historical averages. The acquisition was accounted for using the purchase method. The purchase price was allocated based on the estimated fair values of the individual assets and liabilities at the date of acquisition.

During the subsequent year since the acquisition, it was determined that the estimated fair values of inventories, accrued liabilities and lease obligations were understated. In addition, West Coast refinery margins have exceeded
historical   averages  resulting  in  the  full  $150.0  million  of  contingent consideration becoming due and payable to Tosco Corporation. Accordingly, revisions to the initial allocation of purchase price have been made as of August 31, 2001 as follows:

                                                    Final             Initial
                                                  Allocation        Allocation
                                                  ----------        ----------
                                                        (in millions)
 Working capital...............................   $ 168.5           $ 150.3
 Property, plant and equipment.................     642.0             650.0
 Excess of cost over fair value of net assets
    of purchased business......................     205.3              28.6
 Other long-term liabilities assumed...........     (59.9)            (22.1)
                                                    -----             -----
          Total purchase price.................   $ 955.9           $ 806.8
                                                    =====             =====

The excess of purchase price over the fair value of the net assets acquired is being amortized as goodwill on a straight-line basis over 20 years.

NOTE 6: Minority Interest in Consolidated Subsidiary

On April 16, 2001, Shamrock Logistics, L.P., a previously wholly-owned subsidiary, issued 5.2 million limited partnership units in an initial public offering. As a result of the initial public offering, we now own approximately 74% of Shamrock Logistics' ownership equity.

Shamrock Logistics is included as a subsidiary in our consolidated financial statements. The minority interest in consolidated subsidiary on the consolidated balance sheet represents the minority unitholders' investment in Shamrock Logistics plus their share of the net income of Shamrock Logistics since the initial public offering on April 16, 2001 less distributions paid. Minority interest in net income of consolidated subsidiary in the consolidated statement of income represents the minority unitholders' share of the net income of Shamrock Logistics.

On July 19, 2001, Shamrock Logistics declared a quarterly partnership distribution of $0.5011 per unit (a pro rata distribution for the period April 16, 2001 to June 30, 2001) which was paid on August 14, 2001 to unitholders of record on August 1, 2001. The total distribution was $9.8 million of which $2.6 million was paid to the minority unitholders.

On October 19, 2001, Shamrock Logistics declared a quarterly partnership distribution of $0.60 per unit payable on November 14, 2001 to unitholders of record on November 1, 2001. The total distribution is expected to be approximately $11.7 million of which $3.1 million is payable to minority unitholders.

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

                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                     -------------              -------------
                                                                   2001         2000         2001          2000
                                                                   ----         ----         ----          ----
                                                                  (in millions, except share and per share data)
Basic Net Income Per Share:
Weighted average common shares outstanding
    (in thousands)...............................................   73,129       86,794        74,047        86,759
                                                                    ======       ======        ======        ======

Net income applicable to Common Stock............................  $ 149.0      $ 127.6       $ 552.1       $ 325.2
                                                                     =====        =====         =====         =====

Basic net income per share.......................................   $ 2.04       $ 1.47        $ 7.46        $ 3.75
                                                                      ====         ====          ====          ====

Diluted Net Income Per Share:
Weighted average common shares outstanding
    (in thousands)...............................................   73,129       86,794        74,047        86,759

Net effect of dilutive stock options based on the treasury
   stock method using the average market price...................    1,487          209         1,473           163
                                                                    ------       -----         ------        ------

Weighted average common equivalent shares........................   74,616       87,003        75,520        86,922
                                                                    ======       ======        ======        ======

Net income.......................................................  $ 149.0      $ 127.6       $ 552.1       $ 325.2
                                                                     =====        =====         =====         =====

Diluted net income per share.....................................   $ 2.00       $ 1.47        $ 7.31        $ 3.74
                                                                      ====         ====          ====          ====

NOTE 8: Restructuring and Other Expenses

Restructuring and other expenses consisted of the following:

                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,              September 30,
                                                                     -------------              -------------
                                                                   2001         2000         2001          2000
                                                                   ----         ----         ----          ----
                                                                                   (in millions)

  Loss (gain) on sale of property, plant and equipment........     $ 1.0        $ 1.7       $ (2.8)      $ (3.4)
  Write-down of property, plant and equipment
    and goodwill..............................................         -            -            -          5.2
  Restructuring reserve reductions............................         -         (1.8)        (5.1)        (1.8)
                                                                    ----          ---          ---          ---

       Restructuring and other expenses, net..................     $ 1.0       $ (0.1)      $ (7.9)      $    -
                                                                     ===          ===          ===          ===

In June 1998, we adopted a three-year restructuring plan to reduce our retail cost structure by eliminating employee positions to improve operating efficiencies and to close and sell 316 under-performing convenience stores. In addition, we restructured certain pipeline and terminal operations and support infrastructure resulting in the elimination of 62 positions. From June 1998 through June 2001, 286 convenience stores were sold or closed and 270 retail employees and 66 pipeline and terminal employees were terminated.

Effective June 30, 2001, we completed our three-year restructuring program of our retail and pipeline and terminal operations; the balance of the various restructuring reserves was credited into income.

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

NOTE 10: Business Segments

We have three reportable segments: Refining, Retail and Petrochemical/NGL. The Refining segment includes refinery, wholesale, product supply and distribution, and transportation operations. The Retail segment includes Company-operated convenience stores, dealers/jobbers and truckstop facilities, cardlock and home heating oil operations. The Petrochemical/NGL segment includes earnings from Nitromite fertilizer, NGL marketing and certain NGL pipeline operations. Equity income from joint ventures is not included in operating income. Operations that are not included in any of the three reportable segments are included in the Corporate category and consist primarily of corporate office expenditures.

Our reportable segments are strategic business units that offer different products and services. They are managed separately as each business requires unique technology and marketing strategies. We evaluate performance based on operating income and EBITDA which is defined as operating income plus depreciation and amortization and equity income from joint ventures less gain (plus loss) on sale of property, plant and equipment. EBITDA is a measure used for internal analysis and in presentations to analysts, investors and lenders. The calculation of EBITDA is not based on United States' generally accepted accounting principles and should not be considered as an alternative to net income or cash flows from operating activities (which are determined in accordance with US GAAP). This measure may not be comparable to similarly titled measures used by other entities as other entities may not calculate EBITDA in the same manner as we do. Intersegment sales are generally derived from transactions made at prevailing market rates.

                                                                         Petrochemical/
                                                Refining      Retail          NGL           Corporate       Total
                                                --------      ------          ---           ---------       -----
                                                                         (in millions)
    Three months ended September 30, 2001:
       Sales and other revenues from
          external customers...............    $ 2,481.2    $ 1,510.6       $ 28.1           $ -         $ 4,019.9
       Intersegment sales..................        764.8          -            -               -             764.8
       EBITDA..............................        330.7         41.6          3.5           (46.8)          329.0
       Depreciation and amortization.......         50.1         18.7          0.1             3.3            72.2
       Operating income (loss).............        281.1         21.4         (0.3)          (50.1)          252.1
       Total capital expenditures..........         96.4         20.6          -               2.0           119.0

    Three months ended September 30, 2000:
       Sales and other revenues from
          external customers...............      2,739.0      1,747.4         41.5             -           4,527.9
       Intersegment sales..................        890.3          -            -               -             890.3
       EBITDA..............................        306.2         32.5          3.6           (33.8)          308.5
       Depreciation and amortization.......         42.5         17.2          0.5             3.1            63.3
       Operating income (loss).............        263.3         14.5         (0.4)          (37.4)          240.0
       Total capital expenditures..........        821.6         29.6          -               7.6           858.8

    Nine months ended September 30, 2001:
       Sales and other revenues from
          external customers...............      8,303.5      4,934.7        101.4             -          13,339.6
       Intersegment sales..................      2,437.9          -            -               -           2,437.9
       EBITDA..............................      1,148.3        138.0          7.3          (116.6)        1,177.0
       Depreciation and amortization.......        137.2         55.5          0.1             9.4           202.2
       Operating income (loss).............      1,017.4         79.0          0.8          (126.0)          971.2
       Total assets........................      4,386.6      1,202.4        155.4           238.9         5,983.3
       Total capital expenditures..........        216.1         52.9          -               7.6           276.6

    Nine months ended September 30, 2000:
       Sales and other revenues from
          external customers...............      7,116.9      4,944.6        121.3             -          12,182.8
       Intersegment sales..................      2,512.5          -            1.4             -           2,513.9
       EBITDA..............................        775.5        110.4         17.8           (84.5)          819.2
       Depreciation and amortization.......        124.8         51.6          0.8             8.6           185.8
       Operating income (loss).............        644.5         63.9          1.1           (93.7)          615.8
       Total assets........................      4,246.8      1,208.7        118.2           317.6         5,891.3
       Total capital expenditures..........        862.9         46.5          -              16.6           926.0

The following summarizes the reconciliation of reportable segment operating income to consolidated operating income:

                                                            Three Months Ended       Nine Months Ended
                                                               September 30,               September 30,
                                                               -------------               -------------
                                                             2001          2000          2001         2000
                                                             ----          ----          ----         ----
                                                                             (in millions)

    Operating income:
      Total operating income for reportable segments...     $ 302.2       $ 277.4     $ 1,097.2       $ 709.5
      Corporate........................................       (50.1)        (37.4)       (126.0)        (93.7)
                                                              -----         -----        ------         -----
         Consolidated operating income.................     $ 252.1       $ 240.0    $    971.2       $ 615.8
                                                              =====         =====         =====         =====

Sales and other revenues from external customers for our principal products were as follows:

                                                             Three Months Ended          Nine Months Ended
                                                               September 30,               September 30,
                                                               -------------               -------------
                                                             2001          2000          2001         2000
                                                             ----          ----          ----         ----
                                                                             (in millions)
    Refining:
      Gasoline and blendstocks.........................   $ 1,446.1      $ 1,472.4   $   4,747.7    $  3,566.7
      Distillates (diesel, jet fuel, heating oil, etc.)       785.1          949.4       2,665.9       2,687.6
      Petrochemicals...................................       108.2          100.6         354.5         377.9
      Asphalt and lubes................................        33.1          123.9         355.7         317.3
      Other............................................       108.7           92.7         179.7         167.4
    Retail:
      Fuel sales (gasoline and diesel).................     1,216.2        1,389.0       3,767.3       3,781.3
      Merchandise sales................................       213.1          329.5         953.1         955.4
      Home heating oil.................................        81.3           28.9         214.3         207.9
    Petrochemical......................................        28.1           41.5         101.4         121.3
                                                          ---------      ---------      --------     ---------
         Total sales and other revenues from
            external customers.........................   $ 4,019.9      $ 4,527.9    $ 13,339.6    $ 12,182.8
                                                            =======        =======      ========      ========

NOTE 11: Agreement and Plan of Merger

On May 7, 2001, we announced that we had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive, for each share of UDS common stock they hold, at their election, cash, Valero common stock or a combination of cash and Valero common stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero common stock (based on the average Valero common stock price over a ten trading-day period ending three days prior to closing). The merger has been approved by the board of directors and shareholders of both companies; however, closing of the transaction is subject to the completion of regulatory reviews. The merger is expected to close in the fourth quarter of 2001.

Valero Energy Corporation owns and operates seven refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.1 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and, in California, through approximately 350 retail locations.

NOTE 12: Subsequent Events

On October 2, 2001, our Board of Directors declared a quarterly dividend of $0.125 per Common Share payable on December 5, 2001 to holders of record on November 21, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

Ultramar Diamond Shamrock Corporation (UDS) is a leading independent refiner and retailer of high-quality refined products and convenience store merchandise in the central, southwest, and northeast regions of the United States and eastern Canada. We own and operate seven refineries and we market our products through over 4,500 convenience stores. In the northeast region of the United States and in eastern Canada, we sell home heating oil to approximately 250,000 households. Our refineries are geographically aggregated as follows:
o the Mid-Continent Refineries include the operations of the McKee, Three Rivers, Ardmore and Denver Refineries;
o the West Coast Refineries include the operations of the Wilmington and Golden Eagle Refineries; and
o the Quebec Refinery includes the operations of our refinery in Quebec, Canada. On November 9, 2001, the Quebec Refinery was renamed the Jean Gaulin Refinery in honor of our retiring president, chief executive officer and chairman of our board of directors, Jean R. Gaulin.

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

Agreement and Plan of Merger
On May 7, 2001, we announced that we had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive, for each share of UDS common stock they hold, at their election, cash, Valero common stock or a combination of cash and Valero common stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero common stock (based on the average Valero common stock price over a ten trading-day period ending three days prior to closing). The merger has been approved by the board of directors and shareholders of both companies; however, closing of the transaction is subject to the completion of regulatory reviews. The merger is expected to close in the fourth quarter of 2001.

Valero Energy Corporation owns and operates seven refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.1 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and, in California, through approximately 350 retail locations.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Summarized financial and operating data for the three months ended September 30, 2001 and 2000 are as follows:

Summarized Financial Data:


                                               Three Months Ended September 30,
                                                    2001                2000
                                                    ----                ----
                                            (in millions, except per share data)

      Statement of Operations Data:
      Sales and other revenues:
        Refining.................................$ 2,481.2          $ 2,739.0
        Retail...................................  1,510.6            1,747.4
        Petrochemical/NGL........................     28.1               41.5
                                                   -------            -------
           Total sales and other revenues........$ 4,019.9          $ 4,527.9
                                                   =======            =======

      Operating income (loss):
        Refining.................................$   281.1          $   263.3
        Retail...................................     21.4               14.5
        Petrochemical/NGL........................     (0.3)              (0.4)
        Corporate................................    (50.1)             (37.4)
                                                   -------            -------
           Total operating income................    252.1              240.0
      Interest income............................      2.5                5.0
      Interest expense...........................    (26.6)             (34.3)
      Equity income from joint ventures..........      3.7                3.5
      Minority interest in net income
        of consolidated subsidiary...............     (3.7)               -
                                                   -------            -------
        Income before income taxes and dividends
         of subsidiary...........................    228.0              214.2
      Provision for income taxes.................    (76.5)             (84.0)
      Dividends on preferred stock of subsidiary.     (2.5)              (2.6)
                                                    ------             ------
        Net income...............................$   149.0           $  127.6
                                                    ======             ======

      Net income per share:
        Basic....................................   $ 2.04             $ 1.47
        Diluted..................................   $ 2.00             $ 1.47

                                                  September 30,    September 30,
                                                       2001            2000
                                                       ----            ----
                                                          (in millions)
      Balance Sheet Data:
      Cash and cash equivalents..................    $ 121.5       $    177.4
      Working capital, excluding current debt....      139.9            355.3
      Property, plant and equipment, net.........    3,650.1          3,596.5
      Total assets...............................    5,983.3          5,891.3
      Long-term debt, including current portion..    1,426.4          1,781.1
      Total stockholders' equity.................    1,773.8          1,727.3

Summarized Operating Data:
--------------------------
                                                Three Months Ended September 30,
                                                     2001                 2000
                                                     ----                 ----
Refining:
  Mid-Continent Refineries:
       Throughput (barrels per day)............   345,800                373,200
       Refinery gross profit margin ($/barrel).    $ 6.99                 $ 5.74
       Operating cost ($/barrel)...............    $ 2.05                 $ 2.27

  West Coast Refineries:
       Throughput (barrels per day)............   291,800                181,300
       Refinery gross profit margin ($/barrel).    $ 8.78                 $ 8.90
       Operating cost ($/barrel)...............    $ 3.25                 $ 2.41

  Quebec Refinery:
       Throughput (barrels per day)............   134,800                158,300
       Refinery gross profit margin ($/barrel).    $ 3.81                 $ 4.13
       Operating cost ($/barrel)...............    $ 0.99                 $ 0.93

Retail:
  US:
       Fuel volume (barrels per day)...........   166,200                165,300
       Fuel margin (cents per gallon)..........      10.2                    9.6
       Merchandise sales ($1,000/day)..........   $ 3,159                $ 3,157
       Merchandise margin......................      27.5%                 26.9%

  Northeast:
       Fuel volume (barrels per day)...........    68,600                 66,400
       Fuel margin (cents per gallon)..........      19.7                   20.1
       Merchandise sales ($1,000/day)..........     $ 256                  $ 214
       Merchandise margin......................      22.0%                 21.3%


Overview

Net income for the quarter ended September 30, 2001 was $149.0 million as compared to $127.6 million for the quarter ended September 30, 2000. Net income per diluted share was $2.00 per share and $1.47 per share for the quarter ended September 30, 2001 and 2000, respectively. Net income per share increased from the third quarter of 2000 to the third quarter of 2001 due to higher refining margins and the addition of the Golden Eagle Refinery combined with a decrease in the outstanding shares of our common stock as a result of shares we purchased under our share buyback program which began in February 2001.

Interest expense for the third quarter of 2001 was lower than the third quarter of 2000 due to:
o    lower average outstanding long-term debt during 2001;
o an increase in capitalized interest expense as a result of higher levels of construction in progress at various refineries during 2001; and
o higher differentials received on our interest rate swap agreements and lower interest expense on our floating rate debt due to lower interest rates during 2001.

The consolidated income tax provisions for the third quarter of 2001 and 2000 were based upon our estimated effective income tax rates for the years ending December 31, 2001 and 2000 of 37% and 39%, respectively. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.

Refining

Throughput and operating income for the refining segment increased 8% and 7%, respectively from the third quarter of 2000 to the third quarter of 2001 despite planned and unplanned shutdowns at our refineries. These increases were mainly due to the addition of the Golden Eagle Refinery operations, which were acquired on August 31, 2000. In early March 2001, the No. 3 crude oil unit at the Golden Eagle Refinery was restarted which increased the refinery's capability to process more crude oil and increased the production of California Air Resource Board (CARB) gasoline and diesel. Throughput at the Golden Eagle Refinery increased from 131,100 barrels per day during the first quarter of 2001 to 161,800 barrels per day during the third quarter of 2001. The Golden Eagle Refinery's refinery gross profit margin for the quarter ended September 30, 2001 was $9.63 per barrel and operating costs were $4.44 per barrel.

On July 9, 2001, the Three Rivers Refinery sustained a fire in the plant's alkylation unit. As a result of the fire, the refinery was shut down for repairs and turnaround maintenance through August 6, 2001, at which time the refinery began to ramp up production slowly. The alkylation unit did not resume production until mid-September 2001 at which time the refinery was back in full operation. This unplanned downtime at the Three Rivers Refinery resulted in the lower throughput at our Mid-Continent Refineries. Throughput at the Three Rivers Refinery for the quarter ended September 30, 2001 was 62,000 barrels per day as compared to 95,500 barrels per day in the third quarter of 2000 resulting in an operating loss of $21.3 million for the third quarter of 2001.

In mid-September 2001, our Quebec Refinery was shut down for three weeks to tie-in the newly expanded fluid catalytic cracking unit (FCCU) and a new crude oil unit and for turnaround maintenance. This planned shutdown of the Quebec Refinery resulted in lower throughput and higher operating costs per barrel for the third quarter of 2001 as compared to the same period in 2000. The expanded FCCU and the new crude oil unit will increase the refinery capacity of the Quebec Refinery to 200,000 barrels per day.

Retail

Operating income for the retail segment increased 48% from the third quarter of 2000 to the third quarter of 2001 mainly from higher fuel volumes and merchandise sales combined with improved fuel margins and merchandise margins. The US retail re-imaging program is positively impacting per store sales as the new look is increasing customer activity at each of the 66 convenience stores remodeled to date.

US Retail operations improved due to higher retail fuel margins, particularly in July 2001, when the mid-continent region of the United States experienced a supply imbalance due to refinery shutdowns. Retail operations in the Northeast continued to benefit from high retail fuel margins especially in the cardlock and convenience store businesses.

Corporate

Higher incentive compensation accruals as a result of improved profitability resulted in higher selling, general and administrative expenses and negatively impacted the corporate segment for the third quarter of 2001.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Summarized financial and operating data for the nine months ended September 30, 2001 and 2000 are as follows:

Summarized Financial Data:

                                                                         Nine Months Ended September 30,
                                                                             2001                2000
                                                                             ----                ----
                                                                       (in millions, except per share data)

Statement of Operations Data:
Sales and other revenues:
  Refining..........................................................     $  8,303.5          $   7,116.9
  Retail............................................................        4,934.7              4,944.6
  Petrochemical/NGL.................................................          101.4                121.3
                                                                           --------             --------
     Total sales and other revenues.................................     $ 13,339.6          $  12,182.8
                                                                           ========             ========

Operating income (loss):
  Refining..........................................................     $  1,017.4          $     644.5
  Retail............................................................           79.0                 63.9
  Petrochemical/NGL.................................................            0.8                  1.1
  Corporate.........................................................         (126.0)               (93.7)
                                                                           --------              -------
     Total operating income.........................................          971.2                615.8
Interest income.....................................................            7.0                 11.2
Interest expense....................................................          (95.7)               (95.8)
Equity income from joint ventures...................................            6.4                 15.8
Minority interest in net income of consolidated subsidiary..........           (6.1)                  -
                                                                           --------              -------
  Income before income taxes and dividends of subsidiary............          882.8                547.0
Provision for income taxes..........................................         (323.0)              (214.1)
Dividends on preferred stock of subsidiary..........................           (7.7)                (7.7)
                                                                           --------              -------
  Net income........................................................     $    552.1           $    325.2
                                                                           ========              =======

Net income per share:
  Basic.............................................................         $ 7.46               $ 3.75
  Diluted...........................................................         $ 7.31               $ 3.74

Summarized Operating Data:
--------------------------

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2001                2000
                                                      ----                ----
Refining:
   Mid-Continent Refineries:
        Throughput (barrels per day).............   363,300             367,200
        Refinery gross profit margin ($/barrel)..    $ 7.43              $ 6.36
        Operating cost ($/barrel)................    $ 2.39              $ 2.02

   West Coast Refineries:
        Throughput (barrels per day).............   284,400             155,700
        Refinery gross profit margin ($/barrel)..   $ 10.00              $ 6.02
        Operating cost ($/barrel)................    $ 3.52              $ 1.94

   Quebec Refinery:
        Throughput (barrels per day).............   154,300             160,800
        Refinery gross profit margin ($/barrel)..    $ 3.91              $ 4.62
        Operating cost ($/barrel)................    $ 0.86              $ 0.87

Retail:
   US:
        Fuel volume (barrels per day)............   161,400             160,400
        Fuel margin (cents per gallon)...........       9.6                 9.9
        Merchandise sales ($1,000/day)...........   $ 2,997             $ 3,019
        Merchandise margin.......................      27.3%               27.4%

   Northeast:
        Fuel volume (barrels per day)............    72,400              70,700
        Fuel margin (cents per gallon)...........      24.1                20.8
        Merchandise sales ($1,000/day)...........     $ 228               $ 196
        Merchandise margin.......................      22.4%               21.0%


Overview

Net income for the nine months ended September 30, 2001 was $552.1 million as compared to $325.2 million for the nine months ended September 30, 2000. Net income per diluted share was $7.31 per share and $3.74 per share for the first nine months of 2001 and 2000, respectively. Net income per share increased from 2000 to 2001 due to higher operating income in the refining segment for the nine months ended September 30, 2001 coupled with a decrease in our outstanding shares of common stock as a result of shares we purchased under our share buyback program which began in February 2001.

Interest expense for the nine months ended September 30, 2001 was comparable to the same period in 2000 due to:
o an increase in capitalized interest expense as a result of higher levels of construction in progress at various refineries during 2001;
o    higher differentials received on our interest rate swap agreements; and
o lower interest expense on our floating rate debt due to lower interest rates during 2001 despite higher average borrowings during the first nine months of 2001.

Equity income from joint ventures continues to remain lower for the nine months ended September 30, 2001 as compared to the same period in 2000 due to high natural gas costs and the resulting lower petrochemical margins experienced industry wide.

On April 16, 2001, Shamrock Logistics, L.P. successfully completed its initial public offering. As a result of the offering, we now own approximately 74% of Shamrock Logistics' ownership equity. Minority interest in net income of consolidated subsidiary of $6.1 million represents the minority unitholders' share of Shamrock Logistics' net income for the period from April 16, 2001 to September 30, 2001.

The consolidated income tax provisions for the nine months ended September 30, 2001 and 2000 were based upon our estimated effective income tax rates for the years ending December 31, 2001 and 2000 of 37% and 39%, respectively. The consolidated effective income tax rate exceeds the U.S. Federal statutory income tax rate primarily due to state income taxes, the effects of foreign operations and the amortization of nondeductible goodwill.

Refining

Throughput for the first nine months of 2001 for the refining segment increased 17% from the same period in 2000 mainly due to the addition of the Golden Eagle Refinery operations, which were acquired on August 31, 2000. In early March 2001, the No. 3 crude oil unit at the Golden Eagle Refinery was restarted which increased the refinery's capability to process more crude oil and increase the production of CARB gasoline and diesel. The Golden Eagle Refinery's operations for the nine months ended September 30, 2001 included throughput of 149,000 barrels per day and a refinery gross profit margin of $11.25 per barrel.

Higher refinery gross profit margins at our Mid-Continent and West Coast Refineries for the first nine months of 2001 compared to the same period in 2000 contributed to the increased operating income for the refining segment. In particular, our West Coast Refineries continued to benefit from improved crack spreads where the refining gross profit margin was $10.00 per barrel in 2001 compared to $6.02 per barrel in 2000. The refinery gross profit margin at our Quebec Refinery has been negatively affected by lower crack spreads and higher freight costs during the year. Also, in mid-September 2001, the Quebec Refinery was shut down for three weeks to tie-in the newly expanded FCCU and a new crude oil unit and for turnaround maintenance.

Refining operating costs per barrel increased for our Mid-Continent and West Coast Refineries due to higher fuel gas and electricity costs which increased as a result of higher crude oil and natural gas prices during the first half of 2001.

Retail

Operating income year to date for the retail segment increased 24% from 2000 to 2001 mainly from NE retail operations where lower wholesale prices on the East Coast have resulted in improved retail fuel margins for the home heating oil, motorist and cardlock businesses.

Corporate

Higher incentive compensation accruals as a result of improved profitability combined with increased legal fees and IT maintenance expenses resulted in higher selling, general and administrative expenses and negatively impacted the corporate segment for the nine months ended September 30, 2001. The corporate segment for the nine months ended September 30, 2000 included an $18.7 million recovery for environmental insurance claims which was partially offset by $14.0 million of one-time expense accruals for litigation, SAP system training, and other charges.

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

The third quarter of 2001 was our second highest quarterly earnings for the company; continuing the record pace we have been on since the beginning of 1999. Our integrated operations and geographic diversity allowed us to achieve superior results compared to our peer group. Industry refining margins were below five-year averages due to high inventory levels and increased importation of refined products from overseas at the beginning of the third quarter. As the quarter unfolded, seasonally stronger demand coupled with planned and unplanned downtime at several domestic refineries caused a dramatic decrease in inventory levels and refining margins moved higher. Wholesale and retail margins, which are counter-cyclical to refining margins, started the third quarter with stronger than normal margins but as the quarter moved forward those margins came under pressure as the increase in spot prices moved faster than the wholesale and retail prices. Distillate margins held above the five-year average due to continued strong demand and relatively low inventories. The September 11th terrorist attacks and the slowdown in the economy roiled both the equity and commodity markets. Crude oil prices initially moved higher after the terrorist attacks, then dropped almost $7 per barrel to settle at approximately $21 per barrel. The decline in crude oil prices along with the marked drop in jet fuel demand caused the industry refining margin to come under pressure at the end of the third quarter of 2001.

Looking ahead to the fourth quarter of 2001, we expect slightly higher inventory levels compared to a year ago, seasonally lower demand and uncertainty as to the direction of the U.S. economy to continue to affect both the crude oil and refined product markets. These markets are expected to remain volatile as suppliers respond to the weakness in the world crude oil demand. Despite the prospect of lower then average margins for both gasoline and distillate, we raised our full year 2001 earnings per share estimate to approximately $8.00 per diluted share up from the previously announced earnings per share estimate of $7.50 per diluted share.

See "Certain Forward-Looking Statements."


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

During the nine months ended September 30, 2001, capital expenditures totaled $247.2 million of which $76.7 million related to maintenance expenditures and $170.5 million related to growth opportunity expenditures. Approximately $47.9 million and $22.8 million of costs were incurred at the refineries and at the retail level, respectively, for various maintenance expenditures. During the nine months ended September 30, 2001, $29.4 million was also incurred for refinery maintenance turnarounds.

Growth opportunity expenditures during the nine months ended September 30, 2001 included:
o $21.3 million to expand our Quebec Refinery from 167,000 barrels per day to 200,000 barrels per day;
o $20.0 million to reestablish the delivery of crude oil shipments to the Amorco Wharf at the Golden Eagle Refinery;
o $16.6 million for improvements for our CARB diesel unibon unit at the Wilmington Refinery to produce cleaner diesel fuel;
o    $13.2 million to re-image various convenience stores;
o $11.7 million to restart the No. 2 reformer at the Golden Eagle Refinery in order to increase throughput;
o    $5.8 million to acquire pipeline gathering systems; and,
o    $5.5  million  to  restart  the No. 3 crude  oil unit at the  Golden  Eagle
     Refinery.

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

Liquidity and Capital Resources

Financing
As of September 30, 2001, our cash and cash equivalents totaled $121.5 million. We currently have two committed, unsecured bank facilities which provide a maximum of $700.0 million U.S. and $200.0 million Cdn. of available credit, and a $700.0 million commercial paper program supported by the committed, unsecured U.S. bank facility.

The unsecured bank facilities and commercial paper program mature in July 2002 and, as a result of the pending merger with Valero Energy Corporation, which is expected to close in the fourth quarter of 2001, we do not intend to negotiate new bank facilities. However, Valero Energy Corporation expects to put in place new bank facilities at the time of the merger to finance the borrowing needs of the combined entity. Accordingly, $448.0 million of commercial paper and other borrowings maturing in the next 12 months have been classified as a current liability.

As of September 30, 2001, we had borrowing capacity of approximately $648.9 million under our committed bank facilities and commercial paper program and approximately $156.1 million under uncommitted, unsecured short-term lines of credit with various financial institutions.

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

In December 2000, Shamrock Logistics Operations, L.P., a subsidiary of Shamrock Logistics, entered into a $120.0 million revolving credit facility with a financial institution. The revolving credit facility expires on January 15, 2006 and borrowings under the facility bear interest at either the alternative base rate or the LIBOR rate at the option of Shamrock Logistics Operations. In conjunction with the initial public offering of common units by Shamrock Logistics on April 16, 2001, Shamrock Logistics Operations borrowed $20.5 million under the revolving credit facility. As of September 30, 2001, $15.0 million was outstanding.

In March 1999, we established a revolving accounts receivable securitization facility which provides us with the ability to sell up to $250.0 million of accounts receivable on an ongoing basis. In connection with the securitization facility, we sell, on a revolving basis, an undivided interest in certain of our trade and credit card receivables. On March 1, 2001, the facility was increased $110.0 million to $360.0 million. At September 30, 2001 and December 31, 2000, the balance of receivables sold was $273.0 million and $250.0 million, respectively.

Equity
On February 7, 2001, our Board of Directors approved a share buyback program to repurchase $750.0 million of our common stock. As of September 30, 2001, we had purchased 17,050,109 shares of our common stock at a total cost of $682.7 million, including 7,050,109 shares at a price of $32.85 per share which were held by TotalFinaElf since our acquisition of Total Petroleum (North America) Ltd. in September 1997. In conjunction with the share buyback program, we entered into an agreement to repurchase 10,000,000 shares under an accelerated program with a financial institution at an initial cost of $323.3 million. In May 2001, we settled the accelerated stock buyback program with an additional payment of $126.3 million as a result of the increase in our common stock price.

In order to fund the share buyback program, we entered into a short-term bridge loan agreement on February 7, 2001 with two banks that committed to lend us up to $750.0 million. Borrowings under the short-term bridge loan totaled $554.9 million. In May 2001, we paid off the outstanding balance of the bridge loan with proceeds received from commercial paper borrowings and available cash.

On October 2, 2001, our Board of Directors declared a quarterly dividend of $0.125 per Common Share payable on December 5, 2001 to holders of record on November 21, 2001.

Cash Flows for the Nine Months Ended September 30, 2001

During the nine months ended September 30, 2001, our cash position decreased $75.6 million to $121.5 million. Net cash provided by operating activities was $944.5 million due to increased profitability.

Net cash used in investing activities during the nine months ended September 30, 2001, totaled $251.3 million including $241.0 million for capital expenditures, $5.8 million for the acquisition of pipeline gathering systems, $29.4 million for refinery maintenance turnaround costs, and $25.3 million of proceeds primarily from the sale of our Oklahoma crude oil gathering operations.

Net cash used in financing activities during the nine months ended September 30, 2001, was $766.8 million including a reduction of our short-term borrowings of $175.9 million, repayment of long-term debt of $81.6 million, cash dividends totaling $37.7 million, and common shares purchased of $682.7 million.

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

Net cash used in investing activities during the nine months ended September 30, 2000 totaled $905.0 million including acquisitions (primarily the Golden Eagle Refinery and Valley Shamrock) totaling $821.3 million, $89.3 million for capital expenditures and $15.4 million for refinery maintenance turnaround costs. We received $21.0 million of proceeds from the sales of various retail assets.

Net cash provided by financing activities during the nine months ended September 30, 2000 totaled $364.2 million. During the nine months ended September 30, 2000, our commercial paper and short-term borrowings increased $119.4 million and we received proceeds of $350.0 million from a bridge loan to fund the acquisition of the Golden Eagle Refinery. We also paid cash dividends totaling $71.7 million during the nine months ended September 30, 2000.

Exchange Rates

The value of the Canadian dollar relative to the U.S. dollar has weakened substantially since the acquisition of the Canadian operations in 1992. As our Canadian operations are in a net asset position, the weaker Canadian dollar has reduced, in U.S. dollars, our net equity as of September 30, 2001, by $107.8 million. Although the Company expects the exchange rate to fluctuate during 2001, it cannot reasonably predict its future movement.

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

See "Certain Forward-Looking Statements."

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains Statement No. 121's fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. This Statement also supersedes APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. Statement No. 144 does not apply to goodwill or other intangible assets, the accounting and reporting of which is addressed in newly issued Statement No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 144 are effective for financial statements for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently evaluating the impact of adopting this new Statement.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed interest rate debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have maturities of less than three months. The carrying amount of our floating interest rate debt approximates fair value. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall and will decrease as interest rates rise. This exposure to interest rate risk is managed by obtaining debt that has a floating interest rate or using interest rate swaps to change fixed interest rate debt to floating interest rate debt. Generally, we maintain floating interest rate debt of between 40% and 50% of total debt. The Federal Reserve has cut interest rates ten times during 2001 for a total decrease of 4.50% in order to avert a recession of economic growth. As a result of the Federal Reserve's interest rate cuts, the fair value of our fixed rate debt has increased.

The following table provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted average interest rates by expected maturity dates, after consideration of refinancing (as of December 31, 2000 only), are presented. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average floating rates are based on implied forward rates in the yield curve at the reporting date.

As of September 30, 2001, the carrying value and fair value of our interest rate swaps was $22.4 million and the carrying amount of our fixed interest rate debt hedged by those interest rate swaps increased by the same amount in accordance with Statement No. 133, as amended. As of December 31, 2000, the fair value of our interest rate swaps was $1.8 million and the carrying value of those interest rate swaps was $0, as we were not required at that time to record the fair value of the interest rate swaps.




                                                                       September 30, 2001
                                    ----------------------------------------------------------------------------------
                                                             Expected Maturity Dates
                                    -----------------------------------------------------------
                                                                                         There-                   Fair
                                    2001      2002        2003      2004      2005       after       Total       Value
                                    ----      ----        ----      ----      ----       -----       -----       -----
                                                            (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................    $ 0.2    $ 283.4    $ 28.8    $ 0.5     $ 209.2    $ 718.0    $ 1,240.1    $ 1,237.5
     Average interest rate......      7.0%       8.6%      8.2%     7.7%        7.9%       7.5%         7.8%     N/A
   Floating rate................    $  -     $ 171.3    $   -     $   -     $     -    $  15.0    $   186.3    $   186.3
     Average interest rate......       -%        3.7%       -%        -%          -%       4.2%         3.8%     N/A


Interest Rate Swaps:
   Notional amount..............    $  -     $ 200.0    $   -     $   -     $ 150.0     $100.0     $  450.0    $ 22.4
     Average pay rate...........      2.5%       2.4%      4.0%     5.0%        5.3%       6.5%         5.1%
     Average receive rate.......      6.4%       6.4%      6.6%     6.6%        6.6%       6.9%         6.7%



                                                                       December 31, 2000
                                    ----------------------------------------------------------------------------------
                                                             Expected Maturity Dates
                                    -----------------------------------------------------------
                                                                                         There-                   Fair
                                    2001      2002        2003      2004      2005       after       Total       Value
                                    ----      ----        ----      ----      ----       -----       -----       -----
                                                            (in millions, except interest rates)
Long-term Debt:
   Fixed rate...................    $ 1.7     $ 351.3    $ 28.8    $ 0.6     $ 196.5    $ 714.8    $ 1,293.7    $ 1,306.2
     Average interest rate......      7.4%        8.8%      8.2%     7.7%        7.9%       7.5%         7.9%     N/A
   Floating rate................    $  -      $ 367.8    $   -     $  -      $     -    $     -    $    367.8   $   367.8
     Average interest rate......       -  %       7.8%       -%       -%           -%         -%          7.8%     N/A


Interest Rate Swaps:
   Notional amount..............    $  -      $ 200.0    $  -      $  -      $ 150.0    $ 100.0      $ 450.0        $ 1.8
     Average pay rate...........      5.5%        5.1%      5.5%     5.7%        5.9%       6.5%         6.0%
     Average receive rate.......      6.4%        6.4%      6.6%     6.6%        6.6%       6.9%         6.7%


Foreign Currency Risk

Periodically, we enter into short-term foreign exchange and purchase contracts to manage our exposure to exchange rate fluctuations on the trade payables of our Canadian operations that are denominated in U.S. dollars. These contracts involve the exchange of Canadian and U.S. currency at future dates. Gains and losses on these contracts generally offset losses and gains on the U.S. dollar denominated trade payables. As of September 30, 2001, we had outstanding commitments to purchase $2.5 million of U.S. dollars.

We generally do not hedge for the effects of foreign exchange rate fluctuations on the translation of our foreign results of operations or financial position.

Commodity Price Risk

We are subject to the market risk associated with changes in market prices of our crude oil, refined products and natural gas; however, such changes in values are generally offset by changes in the sales price of our refined products. Our risk management policy allows us to use commodity futures contracts to procure a large portion of our crude oil requirements and to hedge our exposure to crude oil, refined product and natural gas price volatility. In addition, we use commodity swaps to manage our exposure to price volatility related to forecasted purchases of crude oil, refined products and natural gas.

The information below reflects our commodity futures contracts and swaps that are sensitive to changes in crude oil, refined product or natural gas commodity prices. The tables present the notional amounts in barrels for crude oil and refined product or MMBTU for natural gas, the weighted average contract prices and the total contract amount by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of barrels of crude oil or refined products or MMBTU of natural gas to be exchanged under the contracts. The fair value of commodity futures contracts is based on quoted market prices. The fair value of commodity price swap contracts is determined by comparing the contract price with current broker quotes for futures contracts corresponding to the period that the anticipated transactions are expected to occur. As of September 30, 2001, the carrying amount is stated at fair value.

                                                                     September 30, 2001
                                                ----------------------------------------------------------
                                                 Carrying Amount                                  Weighted
                                                 ---------------        Contract     Contract      Average
                                                Asset      Liability     Amount       Volumes       Price
                                                -----      ---------     ------       -------       -----
                                                      (in millions, except weighted average price)

Procurement:
Futures contracts - long:
  2001 (crude oil and refined products)......    $ 0.2       $ (0.8)       $ 12.8          0.5      $ 27.29
  2002 (crude oil and refined products)......      0.1         (1.4)         15.8          0.5        30.57

Futures contracts - short:
  2001 (crude oil and refined products)......     12.6         (0.5)        107.8          5.1        21.10

Price swaps - long:
  2001 (natural gas).........................      0.8          -             2.9          0.9         3.23
  2002 (natural gas).........................      0.7          -             2.8          0.9         3.23
  2001 (crude oil and refined products)......      0.0          -             1.8          0.1        17.92
  2002 (crude oil and refined products)......     18.6          -           144.3          6.6        21.86

Price swaps - short:
  2001 (natural gas).........................      -            -             3.6          0.9         4.04
  2002 (natural gas).........................      -            -             3.5          0.9         4.04

Spread swaps - long:
  2001 (refined products)....................      -           (0.3)          0.7          0.4         1.95
  2002 (refined products)....................      -           (0.1)          0.8          0.4         1.92

Options - long:
  2001 (refined products)....................      0.1          -             -            0.1        32.92
  2002 (refined products)....................      0.6          -             -            0.4        32.03

Options - short:
  2001 (crude oil)...........................      0.1          -             -            0.2        19.00




                                                                         December 31, 2000
                                              --------------------------------------------------------------------
                                               Carrying       Fair Value                                  Weighted
                                                Amount          Amount       Contract      Contract       Average
                                              Gain (Loss)    Gain (Loss)      Amount        Volumes        Price
                                              -----------    -----------      ------        -------        -----
                                                          (in millions, except weighted average price)

Procurement:
Futures contracts - long:
  2001 (crude oil and refined products)......   $ (8.3)         $ (9.5)        $ 321.7         11.6        $ 27.64
  2001 (natural gas).........................      -               1.2            13.5          1.5           8.97

Futures contracts - short:
  2001 (crude oil and refined products)......      5.4            16.4           361.5         16.0          22.64

Price swaps - long:
  2001 (crude oil and refined products)..          -              (0.6)            7.5          0.3          24.37
  2002 (crude oil and refined products)......      -              11.6           140.0          6.4          22.00

Price swaps - short:
  2001 (crude oil and refined products)..          -              (0.1)           10.9          0.4          23.68

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various claims and lawsuits arising in the normal course of business. In the opinion of our management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on our results of operations or financial position.

Oklahoma  Department  of  Environmental   Quality  vs.  TPI  Petroleum  (Ardmore
Refinery) We settled in principle prolonged negotiations with the Oklahoma Department of Environmental Quality concerning alleged Clean Air Act violations at our Ardmore Refinery. Under the proposed consent decree, we will pay a $1.5 million penalty and install pollution controls on the fluid catalytic cracking unit and other units at the refinery. The settlement amount was fully accrued as of September 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 27, 2001, we held a special meeting of our stockholders to vote upon a proposal to approve the Agreement and Plan of Merger, dated May 6, 2001, between Valero Energy Corporation and us. Our stockholders approved the proposed acquisition of UDS by Valero. There were 49,800,809 votes cast in favor of the proposal, 114,741 against, and 133,107 abstained.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     None.

(b)      Reports on Form 8-K

     None.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ULTRAMAR DIAMOND SHAMROCK CORPORATION


By:               /s/ Robert S. Shapard
-----------------------------------------------------------------------
         ROBERT S. SHAPARD
         EXECUTIVE VICE PRESIDENT
         AND CHIEF FINANCIAL OFFICER
         November 13, 2001